Form 10QSB
period 2000-06-30
REMEDENT USA INC/AZ
filed 2000-09-29
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended JUNE 30, 2000 or

[X]     Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934 for the  Transition  Period from  _____________  to
        ____________

Commission File Number
                        ----------------------------

                                REMEDENT USA, INC
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


             Nevada                            86-0837251
-----------------------------------  ----------------------------
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization.)          Identification No.)


     1220 Birch Way, Escondido, California              92027
-------------------------------------------------  ------------------
   (Address of principal executive offices)           (Zip Code)


                                 (760) 781-3333
                    ---------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___ .

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   As of 6-30-00 : 12,578,637 shares

Transitional Small Business Disclosure Format (check one):  Yes ____ No _X_.

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                      Page 2


                               Remedent USA, Inc.
                            Balance Sheet (Unaudited)

                                                  For the period  For the period
                                                     ending           ending
                                                  June 30, 2000    June 30, 1999
                                                  --------------- --------------
ASSETS
      Current Assets
          Cash                                    $     14,869       $   14,438
          Accounts receivable, net                      54,422          117,535
          Due from related parties                      35,170            5,280
          Inventory                                    109,643          150,900
          Prepaid insurance                                338            4,436
          ----------------------------------------------------------------------
             Total current assets                      214,442          292,589

      Property and Equipment, net                       29,037           24,111

      Other Assets
          Deposits                                       7,782            8,790
          Patents, net of accumulated amortization      27,704           29,984
          ----------------------------------------------------------------------
             Total other assets                         35,486           38,774

          ----------------------------------------------------------------------
               Total Assets                       $    278,965        $ 355,474
          ======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                  For the period  For the period
                                                       ending          ending
                                                   June 30, 2000   June 30, 1999
                                                   -----------------------------
      Current Liabilities
          Notes payable-related parties             $     99,345   $       883
          Accounts payable                               467,647       111,416
          Accrued liabilities                            259,306        42,485
          Royalty payable                                 43,117        30,224
          Current portion capital lease                    1,108         1,777
          Note payable-Union Bank                         48,809        50,000
         -------------------------------------------------------  -------------
            Total current liabilities                    919,332       236,785

      Long Term Liabilities and Capital Leases                           2,763
      Stockholders' Equity
          Common stock                                    12,579        12,446
          Additional paid in capital                   1,446,124     1,199,802
          Accumulated deficit                         (2,099,070)   (1,096,322)
          ------------------------------------------------------- ------------
            Total stockholders' equity (deficit)        (640,367)      115,926
          ---------------------------------------------------------------------
               Total Liabilities and Stockholders'
                 Equity                             $    278,965    $  355,474
          =====================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                      Page 3

                               Remedent USA, Inc.
                             Statement of Operations
                                   (Unaudited)

                                               For the period    For the period
                                                   ending            ending
                                               June 30, 2000      June 30, 1999
                                              ---------------------------------
      Revenues
           Sales                              $      200,053      $    188,860
           --------------------------------------------------------------------
              Total Revenue                          200,053           188,860

      Cost of Goods Sold                              69,865            77,384

           --------------------------------------------------------------------
              Gross profit                           130,188           111,476

      Operating Expenses
           Research and development                   15,085            10,131
           Sales and marketing                       198,165            44,221
           General and administrative                 75,134           117,305
           Depreciation and amortization               3,329             2,736

           --------------------------------------------------------------------
              Total operating expenses               291,713           174,393

           --------------------------------------------------------------------
                Net loss from operation             (161,525)          (62,917)

      Other (Income) Expenses
           Interest income                               (68)             (143)
           Interest expense                            2,677             1,309

           --------------------------------------------------------------------
              Total other (income) expenses            2,609             1,166

           --------------------------------------------------------------------
           Net loss before tax                      (164,134)          (64,083)

      State Income Taxes                                   0                 0

           --------------------------------------------------------------------
                Net loss                        $   (164,134)      $   (64,083)
           ====================================================================

           Loss per share                             (0.01)            (0.01)

           Weighted average shares outstanding    12,578,637        12,437,730



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                      Page 4


                               Remedent USA, Inc.
                             Statement of Cash Flows
                                   (Unaudited)

                                                  For the period  For the period
                                                      ending           ending
                                                   June 30, 2000   June 30, 1999
                                                   -----------------------------
Cash Flows From Operating Activities
     Net loss                                        $ (164,134)    $   (64,083)

     Adjustments  to  reconcile  net income to net
      cash  provided  by  operating activities:
         Depreciation and amortization                    3,328           2,737
         Stock for services                              12,983          12,482
         Changes in:
           Accounts receivable                          (13,525)        (82,161)
           Inventory                                     44,069          20,236
           Prepaid expenses                                 198          (3,798)
           Accounts payable                              71,439          53,912
           Accrued liabilities                           19,629           6,299
           Customer deposits                             (8,892)              0
           Royalties payable                              2,363           6,432
           Deposits                                      (3,000)         (7,610)
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                   (35,542)        (55,554)

Cash Flows from Investing Activities

         Notes to related parties                       (18,251)            664
--------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities        (18,251)            664

Cash Flows from Financing Activities

         Lease payments                                    (521)              0
         Proceeds of notes and debenture                 62,249           2,149
         Officer loans (repayments)                           0         (22,202)
         Sale of common stock                                 0               0
         Note payments                                   (1,191)              0
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                60,537         (20,053)

         Net Increase in Cash                             6,744         (74,943)

     Cash, beginning of the year                          8,125          89,382

--------------------------------------------------------------------------------
     Cash, March 31                                      14,869       $  14,439
================================================================================

Supplemental Non Cash Investing and Financing Activities:

         The Company acquired services as CFO for 12, 482 shares of stock.

Supplemental Information:

         Interest paid                               $ 473               $   -
         Taxes paid                                  $   -               $   -

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                      Page 5



                               Remedent USA, Inc.
              Statement of Changes in Stockholders Equity (Deficit)
                                   (Unaudited)

                                                                Additional
                                            Common Stock           Paid        Accounts       Accumulated
       Date          Description         Shares      Dollars    in Capital    Receivable        Deficit       Total
------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1999                  12,433,780    $ 12,434    $1,187,332  $     -         $ (1,032,239)   $ 167,527
------------------------------------------------------------------------------------------------------------------------

April 1999 through  Shares for
   June 1999        Services                12,482      $   12     $  12,470                                   $ 12,482

June 30, 1999       Net loss                                                                   $   (64,083)   $ (64,083)
------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                   12,446,262      12,446     1,199,802        0          $(1,096,322)   $ 115,926
------------------------------------------------------------------------------------------------------------------------

July 1 1999 through Shares for
   March 2000       Services               132,375     $   133     $ 236,322    $ (12,983)                    $ 223,472

July 13, 1999       Debenture conversion
                      feature                                      $  10,000                                   $ 10,000

March 31, 2000      Net loss                                                                   $ (775,840)  $ (775,840)
------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2000                  12,578,637    $ 12,579    $1,446,124    $ (12,983)   $ (1,872,162)  $ (426,442)
------------------------------------------------------------------------------------------------------------------------

June 30, 2000       Net loss                                                                   $ (151,151)  $ (151,151)

------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000                   12,578,637    $ 12,579    $1,446,124    $ (12,983)   $ (2,023,313)  $ (577,593)
========================================================================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                      Page 6

-----------------------------------------------------------------------------

NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Form 10-SB/A Filed 9/15/00.

B.  Management's Representation

The consolidated balance sheet as of June 30, 2000 and the consolidated statement of operations for the three month and six month periods ended June 30, 2000 and June 30, 1999 and the statement of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000 and for all periods presented, have been made.

                               REMEDENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS


     1.  Basis of Preparation

     The unaudited financial statements of Remedent USA, Inc. (the "Company""), presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements. These audited statements are contained in our FORM 10-KSB for the year ended March 31, 2000 and have been filed with the Securities and Exchange Commission.

     In management's opinion the accompanying financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations for the three months ended June 30, 2000 may not be indicative of the results that may be expected for the full fiscal year.

     2.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     3.  Accounts Receivable

     The Company sells premium toothbrushes to various companies, primarily to retail chains located throughout the United States. The terms of sales are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of June 30, 2000 and 1999 the allowance for doubtful accounts was $3,000.

     The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the company's estimate of the allowance for doubtful accounts will change.

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                      Page 7

     4.   Inventories

     Inventories  are  stated at lower of cost  (weighted  average)  or  market.
     Inventory  costs  include  material,   labor  and  manufacturing  overhead.
     Individual components of inventory are listed below:

                                                        2000        1999
                                                        ----        ----
                  Inventory-Supplies                 $  32,629    $  4,745
                  Displays and Raw Materials         $  52,962    $ 42,587
                  Finished Goods                     $  24,052    $103,568
                                                     ---------    --------
                      Total                           $109,643    $150,900

     5.   Patents

     Patent costs are amortized using straight-line method over 15 years. Patent values and accumulated amortization at June 30, 2000 and 1999 are as follows:

                                                       2000             1999
                                                       ----             ----
                  Patent                           $  34,199         $ 34,199
                  Accumulated amortization         $   6,495         $  4,215
                                                   ---------         --------
                      Patents, net                 $  27,704         $ 29,984


     6.   Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

     7.   Impact of Recently Issued Accounting Standards

     SFAS No.131 establishes standards for reporting information about operating segments in financial statements issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company's financial reporting as well as the chief operating decision-maker, does not currently provide or review information by segments. All financial information is currently analyzed in the aggregate. The company is currently evaluating various methods of segment reporting for the method which they believe will be most useful to management.

     In June 1998, the FASB issued Statement of Financial  Accounting  Standards
     (SFAS) No. 133 (Accounting for Derivative Instruments and Hedging Activities), which establishes accounting and reporting standards for derivative instruments. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 (Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No.
     133) which postponed the adoption date of SFAS No.133. as such, the Company is not required to adopt the new statement until the year 2001. The Company is currently evaluating the effect that implementation of the new standard will have on its operations and financial position.

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                      Page 8

     8.   Going Concern

     The Company has sustained substantial net losses since its inception in September 1996. In addition, as of June 30, 2000 the Company had a working capital deficit totaling $704,890 and a shareholders deficit of $640,367. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently working with various groups in an effort to raise significant working capital and completion of the Company's marketing plan.

     9.   Related Party Transactions

     The Company's headquarters in California occupy approximately 1000 square feet of Rebecca M. Inzunza's, an officer shareholder, primary residence that total's 4,000 square feet. Rent paid directly to Ms. Inzunza each monthly is currently $650.

     The Company has borrowed various amounts totaling $99,345 from several stockholders to meet the current financial obligations of the Company. The notes are unsecured, due on demand and include interest at 10% per annum. The Company may continue to borrow from shareholders and officers to meet current financial needs.

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                      Page 9

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000


         For the quarter ending June 30, 2000, the Company's sales increased by $11,193 or 6% over the comparable three-month period in 1999. Sales increased from $188,860 in 1999 to 200,053 in 2000. This low amount of increase was due to our temporarily not shipping to our largest domestic customer, CVS, while they are clearing their shelves of our old blister-packed brushes before replacing it with our new tube style packaging. A good part of the CVS cut back was replaced with brisk international sales for the quarter ending June 30, 2000, totaling $145,169 which represents 73% of total sales for that period.

         Cost of goods decreased by $7,519 or 6% for the quarter ending June 30, 2000 as compared to the same three-month period for 1999. Cost of goods decreased from 77,384 in 1999 to 69,865 in 2000. This decrease was due to the reduced costs related to assembly of product displays at our Scottsdale, Arizona fulfillment facility.

         Operating expenses increased $117,320 or 59% from 174,393 in June 1999 to 291,713 in June 2000. These increases were due to sales and marketing commissions and consulting fees, advertising, and investor relations consulting fees.

         Net losses increased by 156% from $64,083 in June 1999 to $164,134 in June 2000 due to the factors mentioned above which include decreased sales, increased costs with sales and marketing consulting fees, and investors relations fees, and advertising.

         The total current assets decreased by $78,147 or 27% from $292,589 in June 1999 to $214,442 in June 2000. Accounts receivable decreased by 54% from $117,535 to $54,422 primarily due to successful collection activities, and the fact that international sales are conducted on a cash basis only. Included in this decrease is the accrual of officers salaries and a loan to one of the officers. Inventory decreased $41,257 or 27% from $150,900 in June 30, 1999 to $105,643 in June 30, 2000, due
         to the desire to decrease existing inventory to make room for our new tube-style packaged brushes. Liabilities increased $682,547 or 288% when comparing June 30, 2000 to June 30, 1999. Liabilities totaled $919,332 for the period ended June 30, 2000 as compared to $236,785 for the period ended June 30, 1999. Notes payable to related parties increased by $98,462 and includes loans from investors, the purchase of computer equipment, and a loan from an officer. By June 30, 2000, accounts payable increased by $356,231 due to advertising, sales and marketing expenditures, investor relation fees, and general and administrative cost. Accrued liabilities increased by $216,821 due to accrued officer's salaries.

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                     Page 10


LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED JUNE 30, 2000

         The Company's primary goal in raising capital is to fund the increase in sales, which includes advertising support and consumer awareness. The first phase of the marketing plan implementation is still in progress and moving forward. We are currently advertising on a top rated radio show and professional packets have been sent to all dental hygienists in the Pacific Northwest. This mailing has substantially increased sales to dental professionals.

         As of June 30, 2000, the negative working capital totals $705,000 vs. a positive working capital of $55,804 with the increase of $151,000 from fiscal year-end. Net cash comparison from each period stayed the same at $14,500. This flat amount was due to the decrease in sales and increase in liabilities. Net cash used mainly in reducing liabilities where necessary while advertising in the Pacific Northwest to increase sales for the first phase of the marketing plan.

         Because of the Company's emphasis on new packaging, a decrease in old inventory is expected, while increasing the new package inventory.

         International sales in the first quarter of our fiscal year 2000 have been successful with 73% of all sales realized within that quarter.

QUARTERLY TRENDS

                  We do not anticipate significant "seasonal" changes in our operation. Our product is a toothbrush that people use on a daily basis for oral hygiene and as such, we predict that although sales may increase over the year, sales will not be affected by quarterly trends.

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                     Page 11




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-QSB:

         Exhibit 27        Financial Data Schedule

(b) Reports on Form 8-K filed during the period covered by this Form 10-QSB:

         None

                                                                 Form 10-QSB
                                                          Remedent USA, Inc.
                                                               June 30, 2000
                                                                     Page 12


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Remedent USA, Inc.
             -----------------------------------------------------
                                  (Registrant)



          /s/ Rebecca Inzunza
-------------------------------------------------
            Rebecca Inzunza
            CEO, President,
             and Director

Date:    September  , 2000