Form 10QSB
period 2000-09-30
REMEDENT USA INC/AZ
filed 2000-11-20
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended SEPTEMBER 30, 2000 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to
     ____________

Commission File Number__________________

                                REMEDENT USA, INC
-------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


                Nevada                                        86-0837251
-----------------------------------------------            (I.R.S. Employer
    (State or other jurisdiction of                      Identification No.)
    incorporation or organization.)


       1220 Birch Way, Escondido, California                 92027
------------------------------------------------------  --------------------
     (Address of principal executive offices)              (Zip Code)


                                 (760) 781-3333
----------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 9-30-00 : 12,882,804 shares
                                           ----------------------------------

Transitional Small Business Disclosure Format (check one):  Yes       No  X .
                                                                ----     ---

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                        Page 2

                               Remedent USA, Inc.
                            Balance Sheet (Unaudited)

      ASSETS
                                                                                For the          For the
                                                                             period ending     period ending
                                                                             Sept 30, 2000     Sept 30, 1999
                                                                      ---------------------- -----------------
      CURRENT ASSETS
          Cash and cash equivalents                                          $       19,854      $    63,961
          Accounts receivable, net                                                   16,254           59,403
          Due from related parties                                                   45,793           15,118
          Inventories, net                                                          112,594          127,639
          Prepaid expenses                                                            8,993            5,827
          ---------------------------------------------------------------------------------------------------
             TOTAL CURRENT ASSETS                                                   203,448          271,948

      Property and Equipment, net                                                    26,278           32,237

      OTHER ASSETS
          Patents, net of accumulated amortization                                   27,644           29,414
          ---------------------------------------------------------------------------------------------------
             TOTAL OTHER ASSETS                                                      27,644           29,414

          ---------------------------------------------------------------------------------------------------
               TOTAL ASSETS                                                    $    257,410       $  333,599
          ===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                             For the               For the
                                                                          period ending         period ending
                                                                          Sept 30, 2000         Sept 30, 1999
                                                                       ---------------------------------------
      CURRENT LIABILITIES
          Accounts payable                                                      $   399,809        $ 170,489
          Notes payable-related parties                                             132,755           30,765
          Accrued salaries - officers                                                93,249           36,659
          Accrued liabilities                                                       203,647           40,943
          Royalty payable                                                            44,276           33,788
          Current portion capital lease                                                 575            1,816
          Note payable-Union Bank                                                    46,994           50,000
          ----------------------------------------------------------------------------------  ---------------
             TOTAL CURRENT LIABILITIES                                              921,305          364,460

      Long Term Liabilities and Capital Leases, net of current                                           453
      portion
      Stockholders' Equity (Deficit)
          Common stock                                                               12,883           12,487
          Additional paid in capital                                              1,602,824        1,261,780
          Accumulated deficit                                                    (2,279,602)      (1,305,581)
          ---------------------------------------------------------------------------------- ----------------
            Total stockholders' equity (deficit)                                   (663,895)           31,314
          ---------------------------------------------------------------------------------------------------
               Total Liabilities and Stockholders' Equity (Deficit)             $   257,410       $  $333,599
          ===================================================================================================

         The accompanying notes are an integral part of the consolidated financial statements.

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                        Page 3

                               Remedent USA, Inc.
                             Statement of Operations
                                   (Unaudited)

                                                   For the            For the
                                                period ending      period ending
                                                Sept 30, 2000      Sept 30, 1999
                                               ---------------------------------
      REVENUES
           Sales                                  $     221,459    $   293,602
           ------------------------------------
              TOTAL REVENUE                             221,459        293,602

      COST OF GOODS SOLD                                 76,283         98,820

           --------------------------------------------------------------------
              GROSS PROFIT                              145,176        194,782

      OPERATING EXPENSES
           Research and development                      30,245         28,711
           Sales and marketing                          225,604        239,880
           General and administrative                   131,892        191,228
           Depreciation and amortization                  6,657          5,472

           --------------------------------------------------------------------
              TOTAL OPERATING EXPENSES                  394,398        465,291

           --------------------------------------------------------------------
                (LOSS) FROM OPERATIONS                 (249,222)      (270,509)

      OTHER INCOME (EXPENSES)
           Interest income                                  137            208
           Interest expense                             (95,581)        (3,042)
           --------------------------------------------------------------------
              TOTAL OTHER INCOME (EXPENSES)             (95,444)        (2,834)

           --------------------------------------------------------------------
           (LOSS)  BEFORE INCOME TAXES                 (344,666)      (273,342)

      Income Tax benefit (expense)                            0              0

           --------------------------------------------------------------------
                NET (LOSS)                         $   (344,666)    $ (273,342)
           ====================================================================

           (Loss) per share                               (0.03)         (0.02)

           Weighted average shares outstanding       12,857,781     12,460,559



         The accompanying notes are an integral part of the consolidated financial statements.

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                        Page 4

                               Remedent USA, Inc.
                             Statement of Cash Flows
                                   (Unaudited)

                                                       For the        For the
                                                    period ending  period ending
                                                    Sept 30, 2000  Sept 30, 1999
                                                    ----------------------------
Cash Flows From Operating Activities

     Net loss                                          $(344,666)    $ (273,342)

     Adjustments  to  reconcile  net income to net
     cash  provided  by  operating activities:
         Depreciation and amortization                     6,657           5472
         Stock for services                               12,983         74,501
         Changes in:
           Accounts receivable                           (24,643)       (24,029)
           Inventory                                      41,118         43,497
           Prepaid expenses                               (3,675)        (4,009)
           Accounts payable                               82,906        112,985
           Accrued liabilities                            57,219         41,416
           Customer deposits                              (8,892)             0
           Royalties payable                               3,522          9,996
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                   (128,185)       (13,513)

Cash Flows from Investing Activities
         Patents                                            (510)
         Equipment                                                      (10,291)
         Notes to related parties                        (28,874)        (9,174)
--------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities         (29,384)       (19,465)

Cash Flows from Financing Activities
         Lease payments                                   (1,054)        (1,006)
         Proceeds of notes and debenture                  95,659          8,563
         Officer loans (repayments)                            0              0
         Sale of common stock                             77,699              0
         Note payments                                   (3,006)              0
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                169,298          7,557)

         Net Increase in Cash                             11,729        (25,421)

     Cash, beginning of the year                           8,125         89,382
--------------------------------------------------------------------------------
     Cash, September 30                                   19,854     $   63,961
================================================================================

Supplemental Non Cash Investing and Financing Activities:

         The Company issued 4,167 shares of stock in lieu pf paying an accounts payable for $500.00.

Supplemental Information:
         Interest paid                                    $ 479           $   -
         Taxes paid                                       $   -           $   -

         The accompanying notes are an integral part of the consolidated financial statements.

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                        Page 5


                               Remedent USA, Inc.
              Statement of Changes in Stockholders Equity (Deficit)
                                   (Unaudited)

                                            Common Stock     Additional Paid  Shares for    Accumulated
Date                 Description         Shares      Dollars    in Capital     Services        Deficit       Total
------------------------------------------------------------------------------------------------------------------------
March 31, 2000       Balance          12,578,637   $ 12,579   $ 1,446,124   $ (12,983)      $(1,934,936)  $ (489,216)   $
------------------------------------------------------------------------------------------------------------------------


April 15, 2000      Debenture                                 $    27,200                                 $   27,200

June 15, 2000       Shares for           300,000   $    300   $    79,005                                 $   79,305
                    Services

June 15, 2000       Shares for                                              $  12,983                     $   12,983
                    Services

June 30, 2000       Net Loss                                                                $  (164,134)  $ (164,134)

------------------------------------------------------------------------------------------------------------------------
June 30, 2000       Balance           12,878,637     12,879     1,552,329   $      (0)      $(2,099,070)  $ (533,862)
------------------------------------------------------------------------------------------------------------------------

July 1, 2000        Shares                 4,167   $      4   $       496                                 $      500
                    for Services

August 21, 2000     Debenture                                 $    15,000                                 $   15,000

August 23, 2000     Debenture                                 $     5,000                                 $    5,000

September 1, 2000   Debenture                                 $     5,000                                 $    5,000

September 25, 2000  Debenture                                 $    25,000                                 $   25,000

September 30,2000   Net Loss                                                                $  (180,532)  $ (180,532)

------------------------------------------------------------------------------------------------------------------------
September 30, 2000  Balance           12,882,804   $ 12,883   $ 1,602,825   $      (0)      $(2,279,602)  $ (663,895)
------------------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of the consolidated financial statements.

                                                                     Form 10-QSB
                                                              Remedent USA, Inc.
                                                              September 30, 2000
                                                                         Page 6
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Form 10-SB/A Filed November 6, 2000.

B.  Management's Representation

The consolidated balance sheet as of September 30, 2000 and the consolidated statement of operations for the three month and six-month periods ended
September 30, 2000 and September 30, 1999 and the statement of cash flows for the six-month periods ended September 30, 2000 and 1999 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000 and for all periods presented, have been made.

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

     In management's opinion the accompanying financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations for the three months ended September 30, 2000 may not be indicative of the results that may be expected for the full fiscal year.

     2.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     3.  Accounts Receivable

     The Company sells premium toothbrushes to various companies, primarily to retail chains located throughout the United States. The terms of sales are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of September 30, 2000 and 1999 the allowance for doubtful accounts was $3,000.

     The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the company's estimate of the allowance for doubtful accounts will change.

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                        Page 7
     4.   Inventories

     Inventories  are  stated at lower of cost  (weighted  average)  or  market.
     Inventory  costs  include  material,   labor  and  manufacturing  overhead.
     Individual components of inventory are listed below:

                                                          2000           1999
                                                          ----           ----
                  Inventory-Supplies                  $  32,628      $   5,397
                  Displays and Raw Materials          $  53,438      $  43,257
                  Finished Goods                      $  26,528      $  78,984
                                                      ---------      ---------
                      Total                           $ 112,594      $ 127,638

     5.     Patents

     Patent costs are amortized using straight-line method over 15 years. Patent values and accumulated amortization at September 30, 2000 and 1999 are as follows:

                                                          2000           1999
                                                          ----           ----
                  Patent                               $  34,709      $  34,199
                  Accumulated amortization             $   7,065      $   4,785
                                                      ----------      ----------
                      Patents, net                      $ 27,644       $ 29,414


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

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                        Page 8
     8.   Going Concern

     The Company has sustained substantial net losses since its inception in September 1996. In addition, as of September 30, 2000 the Company had a working capital deficit totaling $717,817 and a shareholders deficit of $663,895. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently working with various groups in an effort to raise significant working capital and completion of the Company's marketing plan.

     9.  Related Party Transactions

     The Company's headquarters in California occupy approximately 1000 square feet of Rebecca M. Inzunza's, an officer shareholder, primary residence that total's 4,000 square feet. Rent paid directly to Ms. Inzunza each monthly is currently $650.

     The Company has borrowed various amounts totaling $132,755 from several stockholders to meet the current financial obligations of the Company. The notes are unsecured, due on demand and include interest at 10% per annum. The Company may continue to borrow from shareholders and officers to meet current financial needs.

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                        Page 9

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2000

         Total assets decreased by $76,189 or 23% from $333,599 on September 1999 to $257,410 on September 30, 2000. Accounts receivable decreased by 73% from $59,403 to $16,254 primarily due to lack of sales and the fact that international sales are conducted on a cash basis only. Amounts due from related parties increased $30,675 or 202% from $15,118 on September 30, 1999 to $45,793 for September 30, 2000. These amounts are for three separate loans to officers as follows; $15,979 to Robert Hegemann, $10,800 to Rebecca Inzunza and $2,324 for Viviana Sempertegui. The loan from Ms. Sempertegui was paid in full as of the filing of the date of this 10Q.

         Inventory decreased $15,045 or 12% from $127,639 on September 30, 1999 to $112,594 on September 30, 2000, due to minimal sales and the continual replenishing of blister packaging only on an as needed basis..

         Prepaid expenses increased $3,166 or 54% and was a deposit to our vendor as a deposit to begin new packaging. Property, equipment and patents all decreased due to amortization and depreciation.

         Liabilities increased $556,845 or 153% when comparing September 30, 2000 to September 30, 1999. Liabilities totaled $921,305 for the six-month period ending September 30, 2000 compared to $364,460 for the period ending September 30, 1999. Accounts payable increased $229,320 or 134% from $170,489 on September 30, 1999 to $399,809 on September 30, 2000. This is primarily due to increases in sales and marketing expenses. Notes payable to related parties increased $101,990 or 332% from $30,765 on September 30, 1999 to $132,755 on September 30, 2000.
         This increase is due to $76,000 in convertible debentures; a $15,000 unsecured loan from a shareholder; a $3,044 loan from Rebecca Inzunza, and a $7,000 loan from a related party. Accrued liabilities increased by $162,704 due to $30,150 for accrued employee's salaries; $8,280 in accrued interest; $2,000 in accounting. Royalties payable increased $10,488 or 31%, since sales increased from $33,788 for the six-month period ending September 30, 1999 to $44,276 in September 30, 2000.

         For the six-month period ending September 30, 2000, the Company's sales decreased by $72,143 or 24.5% over the comparable six-month period in 1999. Sales decreased from $293,602 in 1999 to 221,459 in 2000. This decrease was due to delays we experienced in implementing the new marketing plan including redesign of the packaging.. A good part of the lack of sales was replaced with brisk international sales for the six-month period ending September 30, 2000, totaling $149,682 which, represents 67% of total sales for that period.

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                       Page 10

         Cost of goods decreased by $22,537 or 23% for the six-month period ending September 30, 2000 when compared to the six-month period ending September 30, 1999. Cost of goods decreased from $98,820 in 1999 to $76,283 in 2000. This decrease was due to the decline in sales.

         Operating expenses decreased $70,893 or 15% from $465,291 for the six-month period ending September 30, 1999 to $394,398 for the same period in 2000. These changes were due to a reduction in sales and marketing expenses by $14,276 or 6%; which included the reduced number of sample toothbrushes given away, totaling $13,288 on September 30, 1999 to $4,360 on September 30, 2000 or 67%; travel, meal and entertainment expenses, totaling $3,884 on September 30, 1999 to $181 on September 30, 2000 or 98%; commissions from $47,824 on September 30, 1999 to $15,487 on September 30, 2000 or 68%. These decreases were mainly due to delays experienced in implementing the new marketing plan. Another decrease was for public relations from $62,866 to $400 or 99%. This decrease was due to the cancelled contracts for public relations companies.

         The increases within sales and marketing included tradeshows from $1,428 September 30, 1999 to $7,795 on September, 30, 2000 or 446%; new
         sales and marketing brochures from $527 on September 30, 1999 to $22,980 on September 30, 2000 or 4260%; sales and marketing supplies from $125 on September 30, 1999 to $1,242 on September 30, 2000 or 893%; consulting from $5,040 on September 30, 1999 to $13,077 on September 30, 2000 or 159%; advertising from $49,220 on September 30, 1999 to $54,315 on September 30, 2000 or 10%. These specific increases were due to preparation of the expansion market. Additional increases within sales and marketing were for invoice discounts from $46,507 on September 30, 1999 to $95,306 on September 30, 2000 or 105%; and freight out from $6,717 on September 30, 1999 to $7,726 on September 30, 2000 or 15%, mainly for international customers.

         An increase in research and development of $1,534 or 5%, was due to an increase in salaries of $5025 and decrease in tools and supplies by $3424. Research and development for the six- month period ending September 30, 1999 totaled $28,711 and for September 30, 2000, totaled $30,245. The Company expects expenses to increase for research and development within the following year.

         Totals for general and administrative expenses for the six-month period ending September 30, 2000 was $131,892 and $191,228 for September 30, 1999, a decrease of $59,336 or 31%. Increased expenses were postage 92% and computer supplies 44%, due to the marketing expansion. Expense items that decreased were travel 37%, dues and subscription 47%, royalties 65%, when all combined totaled $9,947 for September 30, 2000 and $16,127 on September 30, 1999. Payroll tax, officer's and employee salaries decreased by $39,975 or 38% from $106,111 on September 30, 1999 to $66,136 on September 30, 2000. Officer's salaries decreased by 34% from $65,550 on September 30, 1999 to $43,200 in September 30, 2000; employee salaries decreased 44% from $37,290 on September 30, 1999 to $20,974 on September 30, 2000; and payroll tax expense decreased by 40% from $3,271 on September 30, 1999 to $1,309 on Sept 30, 2000. The decreases in officer's salaries were due to the elimination of the Company's CFO. Payroll taxes also decreased during the six-month period September 30, 2000.

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                       Page 11

         Insurance decreased by 45% from $7,511 in 1999 to $ 4,153 due mainly to replacing the Company's liability insurance carrier. Bank charges increased by 227% due to the increase in international sales and overseas wire charges totaling $1,228, increased card credit card charges totaling $1,484, and remainder of $288 in bank charges. The
         Company also consolidated and relocated the warehousing and distribution center to a more efficient location thereby reducing rent, telephone and office supplies expense by 21.4% from $35,019 on September 30, 1999 to $27,519 on September 30, 2000.

         The Company incurred an increase in interest expenses of $92,539 or 3042%. This was due to $77,200 for convertible debentures and the posting of the one-time interest expense equivalent to the face value of each convertible debenture. The remaining interest was $7,335 for interest on accrual of officer's salary, $6,770 for vendor interest on outstanding accounts payable and the remaining for Union Bank and credit card finance charges.

         Net losses increased by $71,324 or 26% from $273,342 on September 30, 1999 to $344,666 on September 30, 2000 due to the factors mentioned above which include decreased sales, increased costs of interest expense, and increased expenses for sales and marketing.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED SEPTEMBER 30, 2000

           As stated in or 10SB registration statement, we have a contingency marketing plan that involves working with existing oral care companies to essentially become their premium toothbrush provider. On November 7, 2000, Remedent received a Letter Of Intent from California based Breath Asure, Inc. The letter states that Breath Asure wants negotiations to begin immediately that will ultimately result in Breath Asure taking over worldwide distribution and marketing of Remedent Tooth and Gumbrush, either directly or via a joint venture with Remedent USA, Inc.

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                       Page 12

           Management anticipates a mutually beneficial agreement will be reached very soon. In order to provide Breath Asure a clean path for exclusive representation of our products, we are proceeding to place all remaining Double Eagle brokers on notice that they can no longer represent Remedent USA, Inc.

           We will file an amendment to our 10SB as this development will have a material affect on our operations.

           The Company borrowed $77,200 from various shareholders in the form of convertible debentures. The debentures are unsecured and bear interest at 10% per annum. The debentures are due on demand and if no demand is made before the maturity dates, the debentures can be converted to stock at 37.5% of the average trading price 30 days before maturity. The Company has recorded interest expense of $77,200 as part of the conversion feature of the debenture.


                                 Amount of
          Date of Debenture      Debenture        Maturity Date
          ---------------------- ---------------- ------------------------
          April 15, 2000         $     27,200     April 15, 2001
          ---------------------- ---------------- ------------------------
          August 21, 2000        $     15,000     August 21, 2001
          ---------------------- ---------------- ------------------------
          August 23, 2000        $       5,000    August 23, 2001
          ---------------------- ---------------- ------------------------
          September 1, 2000      $       5,000    September 1, 2001
          ---------------------- ---------------- ------------------------
          September 25, 2000     $     25,000     September 25, 2001
          ---------------------- ---------------- ------------------------
                       TOTAL     $     77,200
          ---------------------- ---------------- ------------------------

         As of September 30, 2000, the negative working capital totals $717,857 vs. a negative working capital of $92,512 for September 30, 1999. Net cash for September 30, 2000 was $19,854 compared to $63,961 for September 30, 1999. This decrease in cash was due to lack of sales and an increase in liabilities. Net cash used mainly in reducing liabilities where necessary.

         The Company intends to raise additional capital after the 10SB registration statement is comment free and we are given clearance to list our stock for trading on the OTC:BB by the NASD.

QUARTERLY TRENDS

                  We do not anticipate significant "seasonal" changes in our operation. Our product is a toothbrush that people use on a daily basis for oral hygiene and as such, we predict that although sales may increase over the year, sales will not be affected by quarterly trends.

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                       Page 13


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-QSB:

         Exhibit 27        Financial Data Schedule

(b) Reports on Form 8-K filed during the period covered by this Form 10-QSB:

         None

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                            September 30, 2000
                                                                       Page 14
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Remedent USA, Inc.
----------------------------------------------------------------------------
                                  (Registrant)

           /s/ Rebecca Inzunza
--------------------------------------------------
             Rebecca Inzunza
             CEO, President,
              and Director

Date:    November 17, 2000