Form 10QSB/A
period 2000-06-30
REMEDENT USA INC/AZ
filed 2001-01-17
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                  FORM 10-QSB-A


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended JUNE 30, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to
     ____________

Commission File Number
                      ----------------------------------------------------------

                                REMEDENT USA, INC
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


                  Nevada                                    86-0837251
----------------------------------------------          -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization.)                   Identification No.)


    1220 Birch Way, Escondido, California                        92027
----------------------------------------------      ----------------------------
    (Address of principal executive offices                   (Zip Code)

                                 (760) 781-3333
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                             ---  ---
                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 6-30-00 : 12,985,303 shares
                                           ---------------------------------

Transitional Small Business Disclosure Format (check one):  Yes       No  X .
                                                               ----      ---

--------------------------------------------------------------------------------

                               Remedent USA, Inc.
                                  Balance Sheet


                                                                   June 30,          Fiscal Year End
                                                                     2000             March 31, 2000
                                                                  (Unaudited)           (Audited)
                                                            ---------------------- -------------------
      ASSETS
      Current Assets
          Cash and cash equivalents                        $               14,869   $         8,125
          Accounts receivable, net                                         54,422            40,897
          Due from related parties                                         35,170            16,919
          Inventory                                                       109,643           153,712
          Prepaid expenses                                                    338               536
          ------------------------------------------------------------------------------------------
             Total current assets                                         214,442           220,189

      Property and Equipment, net                                          29,037            31,795

      Other Assets
          Patents, net of accumulated amortization                         27,704            28,274
          Other Assets                                                      7,782             4,782
          ------------------------------------------------------------------------------------------
             Total other assets                                            35,486            33,056

          ------------------------------------------------------------------------------------------
               Total Assets                                $              278,965   $       285,040
          ==========================================================================================

The accompanying notes are an integral part of the consolidated financial statements

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                   At June 30,         Fiscal Year End
                                                                      2000             March 31, 2000
                                                                   (Unaudited)            (Audited)
                                                                ------------------------------------------
      Current Liabilities
         Accounts payable                                                $ 394,429              $ 396,208
         Notes payable-related parties                                      99,663                 37,096
         Accrued Officers Salaries                                         105,667                 85,567
         Accrued liabilities                                               154,422                154,110
         Customer deposits                                                       0                  8,892
         Royalty payable                                                    43,117                 40,754
         Current portion capital lease                                       1,108                  1,629
         Note payable-Union Bank                                            48,665                 50,000
         -------------------------------------------------------------------------------------------------
          Total current liabilities                                        847,071                774,256

      Long Term Liabilities and Capital Leases
      Stockholders' Equity
         Common stock                                                       12,985                 12,685
         Additional paid in capital                                      1,578,223              1,446,018
         Prepaid services for stock                                                               (12,983)
                                                                                    ----------------------
         Accumulated deficit                                            (2,159,314)            (1,934,936)
         -------------------------------------------------------------------------- ----------------------
           Total stockholders' equity (deficit)                           (568,106)              (489,216)
         -------------------------------------------------------------------------------------------------
              Total Liabilities and Stockholders' Equity                 $ 278,965             $  285,040
         =================================================================================================

The accompanying notes are an integral part of the consolidated financial statements




                               Remedent USA, Inc.
                             Statement of Operations
                                   (Unaudited)
                   For the three month period ending June 30,

                                                               2000                     1999
                                                        ----------------------------------------------
      Revenues
           Sales                                     $             200,053                 $  188,860
           -------------------------------------------------------------------------------------------
              Total Revenue                                        200,053                    188,860

      Cost of Goods Sold                                            69,865                     77,384

           -------------------------------------------------------------------------------------------
              Gross profit                                         130,188                    111,476

      Operating Expenses
           Research and development                                 15,085                     10,131
           Sales and marketing                                     198,165                     44,221
           General and administrative                               75,837                    117,305
           Depreciation and amortization                             3,329                      2,736

           -------------------------------------------------------------------------------------------
              Total operating expenses                             292,416                    174,393

           -------------------------------------------------------------------------------------------
                Net loss from operation                           (162,228)                   (62,917)

      Other (Income) Expenses
           Interest income                                             (68)                      (143)
           Interest expense                                         62,218                      1,309

           -------------------------------------------------------------------------------------------
              Total other (income) expenses                         62,150                      1,166

           -------------------------------------------------------------------------------------------
           Net loss before tax                                    (224,378)                   (64,083)

      State Income Taxes                                                 0                          0

           -------------------------------------------------------------------------------------------
                Net loss                             $            (224,378)                $  (64,083)
           ===========================================================================================

           Loss per share                                            (0.02)                     (0.01)

           Weighted average shares outstanding                  12,738,050                 12,437,730

The accompanying notes are an integral part of the consolidated financial statements



                               Remedent USA, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                                                                For the three month       For the three month
                                                                period ending June         period ending June
                                                                     30, 2000                   30, 1999
                                                               -------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                           $   (224,378)           $  (64,083)

     Adjustments  to  reconcile  net income
     to net cash  provided  by  operating activities:
         Depreciation and amortization                                         3,328                 2,737
         Beneficial conversion feature                                        53,200
         Stock for services                                                   12,983                12,482
         Changes in:
           Accounts receivable                                               (13,525)              (82,161)
           Inventory                                                          44,069                20,236
           Prepaid expenses                                                      198                (3,798)
           Accounts payable                                                   77,526                53,912
           Accrued liabilities                                                19,629                 6,299
           Customer deposits                                                  (8,892)                    0
           Royalties payable                                                   2,363                 6,432
           Deposits                                                           (3,000)               (7,610)
-----------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                        (36,499)              (55,554)

Cash Flows from Investing Activities
       Notes to related parties                                              (17,150)                  664
-----------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities                             (17,150)                  664

Cash Flows from Financing Activities
         Lease payments                                                         (521)                    0
         Proceeds of notes and debenture                                      62,249                 2,149
         Officer loans (repayments)                                                0               (22,202)
         Sale of common stock                                                      0                     0
         Note payments                                                        (1,335)                    0
-----------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                     60,393               (20,053)

         Net Increase in Cash                                                  6,744               (74,943)

     Cash, beginning of the year                                               8,125                89,382

-----------------------------------------------------------------------------------------------------------
     Cash, June 30                                                         $  14,869             $  14,439
===========================================================================================================

Supplemental Non Cash Investing and Financing Activities:

    The Company issued 300,000 shares of stock in exchange for an account payable of $79,305.

Supplemental Information:
    Interest paid                                                              $ 473                $   -
    Taxes paid                                                                 $   -                $   -


The accompanying notes are an integral part of the consolidated financial statements



                               Remedent USA, Inc.
              Statement of Changes in Stockholders Equity (Deficit)
                                   (Unaudited)


                                            Common Stock        Additional     Accounts       Accumulated
                                                                  Paid
Date                 Description         Shares      Dollars    in Capital    Receivable        Deficit       Total
------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2000                  12,685,303  $ 12,685   $ 1,446,018    $ (12,983)     $(1,934,936)  $ (489,216)
------------------------------------------------------------------------------------------------------------------------

April 1, 2000        Debenture                                 $    10,000                                 $   10,000

April 15, 2000       Debenture                                 $    27,200                                 $   27,200

June 15, 2000        Shares for A/P        300,000  $    300   $    79,005                                 $   79,305

June 15, 2000        Shares for Services                                      $  12,983                    $   12,983

June 29, 2000        Debenture                                 $    16,000                                 $   16,000

June 30, 2000        Net Loss                                                                $  (224,378)  $ (224,378)

------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000                   12,985,303  $ 12,985   $ 1,578,223    $      (0)     $(2,159,314)  $ (568,106)
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements

--------------------------------------------------------------------------------

NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Form 10-SB/A Filed January 17, 2001.

B.  Management's Representation

The consolidated balance sheet as of June 30, 2000 and fiscal year ending March 31, 2000, the consolidated statement of operations for the three month period ended June 30, 2000 and June 30, 1999 and the statement of cash flows for the three month period ended June 30, 2000 and 1999 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000 and 1999, and for all periods presented, have been made.

                               REMEDENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS


     1.  Basis of Preparation

The unaudited financial statements of Remedent USA, Inc. (the "Company""), presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements. These audited statements are contained in our FORM 10-SB for the year ended March 31, 2000 and have been filed with the Securities and Exchange Commission.

In management's opinion the accompanying financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations for the three months ended June 30, 2000 and may not be indicative of the results that may be expected for the full fiscal year.

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

     4.  Inventories

Inventories are stated at lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below:

                                         2000              1999
                                         ----              ----
     Inventory-Supplies            $    32,629       $      4,745
     Displays and Raw Materials    $    52,962       $     42,587
     Finished Goods                $    24,052       $    103,568
                                   -----------       ------------
         Total                     $   109,643       $    150,900

     5.  Patents

Patent costs are amortized using straight-line method over 15 years. Patent values and accumulated amortization at June 30, 2000 and 1999 are as follows:

                                         2000              1999
                                         ----              ----
     Patent                        $    34,199       $     34,199
     Accumulated amortization      $     6,495       $      4,215
                                   ------------      ------------
     Patents, net                  $    27,704       $     29,984


     6.  Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

     7.  Impact of Recently Issued Accounting Standards

SFAS No.131 establishes standards for reporting information about operating segments in financial statements issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company's financial reporting as well as the chief operating decision-maker, does not currently provide or review information by segments. All financial information is currently analyzed in the aggregate. The company is currently evaluating various methods of segment reporting for the method, which they believe will be most useful to management.

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

     8.  Going Concern

The Company has sustained substantial net losses since its inception in September 1996. In addition, as of June 30, 2000 the Company had a working capital deficit totaling $632,629 and a shareholders deficit of $568,106. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently working with various groups in an effort to raise significant working capital.

     9.  Related Party Transactions

The Company's headquarters in California occupy approximately 1000 square feet of Rebecca M. Inzunza's, an officer shareholder, primary residence that total's 4,000 square feet. Rent paid directly to Ms. Inzunza each monthly is currently $655.

The Company has borrowed various amounts totaling $53,200 from a stockholder to meet the current financial obligations of the Company. The notes are unsecured, due on demand and include interest at 10% per annum. The Company may continue to borrow from shareholders and officers to meet current financial needs.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000

The total current assets decreased by $5,747 or 3% from $220,189 at fiscal year end March 31, 2000 to $214,442 for the three months ended June 30, 2000. Accounts receivable increased by 33% from $40,897 at fiscal year end March 31, 2000 to $54,422 for the three months ended June 30, 2000. This was primarily due to international sales. Amounts due from related parties increased $18,251 or 108% from $16,919 from fiscal year end March 31, 2000 to $35,170 for the three month period ending June 30, 2000. Loans in the amount of $17,728 were disbursed to three separate officers.

Inventory decreased $44,069 or 29% from $153,712 from fiscal year end March 31, 2000 to $109,643 for the three months ended June 30, 2000. This decrease is due to the desire to deplete the old package inventory to make room for our new tube-style packaged brushes.

Liabilities increased $72,815 or 9% from $774,256 for fiscal year end March 31, 2000 to $847,071 for the three months ended June 30, 2000. The main components of these increases relate to advertising, accrual of officer's salaries, and notes payable to related parties. Notes payable to related parties for the three months ended June 30, 2000 increased $62,567 due to a $53,200 convertible debenture from a shareholder, and the purchase of computer equipment. Accrued officer's salaries for June 30, 2000 was $105,667 compared to $85,567 for fiscal year end March 31, 2000. As of June 30, 2000, accounts payable had decreased $1,779 from the fiscal year ending March 31, 2000 total of $396,208.

In an effort to provide additional exposure of the Company's unique product, the Company does provide, to certain first time buyers, all dental professional customers, and all international customers, an opportunity to acquire the product with certain special marketing discounts. The Company views these discounts not as sales discounts but as a method of marketing its products to customers that may not otherwise purchase the product. Promotional discounts for the three month period ended June 30, 2000 totaled $99,847, which is included within sales and marketing expenses. This amount should be deducted from sales to evaluate the exact sales number. Beginning April 1, 2001, the accounting procedure for posting sales will reflect the actual sales price and not the Company's standard blanket cost to all buyers.

For the quarter ending June 30, 2000, the Company's sales increased by $11,193 or 6% over the comparable three-month period ending June 30, 1999. Sales for the three months ended June 30, 2000 totaled $200,053. This low increase was due to our temporarily not shipping to our largest domestic customer, CVS, while they are clearing their shelves of our old blister-packed brushes before replacing it with our new tube style packaging. A good part of the CVS cut back was replaced with brisk international sales for the quarter ending June 30, 2000, totaling $145,169 which represents 73% of total sales for that period. Promotional discounts of $83,677 were applied towards international sales.

Cost of goods for the quarter ending June 30, 2000 totaled $69,865; a decrease of $7,519 or 10% when compared to the same three-month period ended June 30, 1999. This decrease was due to the reduced costs related to assembly of product displays at our Phoenix, Arizona fulfillment facility. The gross profit margin for the three month period ending June 30, 2000 was 65% compared to 59% for the same period in 1999.

Operating expenses increased $118,023 or 68% from $174,393 on June 30 1999 to $292,416 on June 30, 2000. These increases were due to sales and marketing commissions of $7,865 or 114%; advertising increased $25,160 or 142%; promotion discounts increased $78,816 or 375%; new advertising literature $3,746 or 375%; supplies $1,199 or 278%; freight $2,101 or $59%; and new marketing mailers increased $18,940 or 737%. These increases (except for promotional discounts) are due to the expansion plan. Decreases in operating expenses included: travel, $3,700; sales and marketing consulting fees of $5,000; officers salaries, $8,500; employee salaries, $13,300; officers life insurance $2,500; dues and subscriptions, $2,000; outside services, $1,100; royalties $4,100; and rent, $3,100.

Net loss from operations increased by $99,311 or 158% from ($62,917) on June 30, 1999 to ($162,228) on June 30, 2000 due to the factors mentioned above which include decreased sales, increased costs, investors relations fees, and advertising.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED JUNE 30, 2000

On June 30, 2000, our current liabilities exceeded our current assets by $632,629.

The Company borrowed $53,200 from a shareholder in the form of convertible debentures. The debentures are unsecured and bear interest at 10% per annum. The debentures are due on demand and if no demand is made before the maturity dates, the debentures can be converted to stock at 37.5% of the average trading price 30 days before maturity. The Company has recorded interest expense of $53,200 as part of the conversion feature of the debenture.


          ----------------------- ---------------- --------------------
          Date of Debenture       Amount  of       Maturity Date
                                  Debenture
          ----------------------- ---------------- --------------------
          April 1, 2000           $     10,000     April 1, 2001
          ----------------------- ---------------- --------------------
          April 15, 2000          $     27,200     April 15, 2001
          ----------------------- ---------------- --------------------
          June 29, 2000           $     16,000     June 29, 2001
          ----------------------- ---------------- --------------------
                  TOTAL           $     53,200
          ----------------------- ---------------- --------------------


The Company's primary goal in raising capital is to fund sales growth, which includes advertising support and consumer awareness. The first phase of the marketing plan implementation is still in progress and moving forward. As of June 30, 2000 we were advertising on a top rated radio show and professional packets were sent to 7,024 dental hygienists in the Pacific Northwest. This mailing has substantially increased sales to dental professionals.

As of June 30, 2000, working capital totaled ($632,629) vs. ($554,067) for March 31, 2000, an increase of $78,562 from fiscal year-end. Net cash comparison from each period stayed the same at approximately $14,500. This flat amount was due to the decrease in sales and increase in liabilities. Net cash was used mainly in reducing liabilities where necessary while advertising in the Pacific Northwest to increase sales for the first phase of the marketing plan.

Because of the Company's emphasis on new packaging, a decrease in old inventory is expected, while increasing the new package inventory.

International sales in the first quarter of our fiscal year 2000 were 73% of all sales realized within that quarter.

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

                               Remedent USA, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)



           /s/ Rebecca Inzunza
-------------------------------------------
             Rebecca Inzunza
             CEO, President,
              and Director


Date:    January 16, 2001
         ----------------