Form 10QSB/A
period 2000-09-30
REMEDENT USA INC/AZ
filed 2001-01-17
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB-A


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended SEPTEMBER 30, 2000 or
                                            ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to
     ____________

Commission File Number
                      ----------------------------------------------------------


                                REMEDENT USA, INC
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


              Nevada                                         86-0837251
--------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization.)                          Identification No.)


   1220 Birch Way, Escondido, California                            92027
---------------------------------------------         --------------------------
  (Address of principal executive offices)                       (Zip Code)


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
                                                             --   ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 9-30-00 : 12,989,470 shares
                                          --------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes       No  X .
                                                                ----     ----



                               REMEDENT USA, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                   (Unaudited)

      ASSETS
                                                                   September 30,        March 31, 2000
                                                                       2000                 2000
                                                             ------------------------------------------

      CURRENT ASSETS
         Cash and cash equivalents                                      $  19,854              $ 8,125
         Accounts receivable, net                                          16,254               40,897
         Due from related parties                                          45,793               16,919
         Inventories, net                                                 112,594              153,712
         Prepaid expenses                                                   1,211                  536
         ----------------------------------------------------------------------------------------------
            TOTAL CURRENT ASSETS                                          195,706              220,189

      Property and Equipment, net                                          26,278               31,795

      OTHER ASSETS
         Patents, net of accumulated amortization                          27,644               28,274
         Other assets                                                       7,782                4,782
         ----------------------------------------------------------------------------------------------
            TOTAL OTHER ASSETS                                             35,426               33,056

         ----------------------------------------------------------------------------------------------
              TOTAL ASSETS                                              $ 257,410            $ 285,040
         ==============================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                 September 30,        March 31, 2000
                                                                      2000
                                                           ------------------------------------------
      CURRENT LIABILITIES
         Accounts payable                                              $ 379,465           $ 396,208
         Notes payable-related parties                                   153,120              37,096
         Accrued salaries - officers                                     125,767              85,567
         Accrued liabilities                                             171,108             154,110
         Customer Deposits                                                                     8,892
         Royalty payable                                                  44,276              40,754
         Current portion capital lease                                       575               1,629
         Note payable-Union Bank                                          46,994              50,000
         -----------------------------------------------------------------------------------------------
            Total current liabilities                                    921,305             774,256

      Long Term Liabilities and Capital Leases,                                0                   0
      net of current portion
      --------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                             921,305             774,256

      Stockholders'Equity (Deficit)
         Common stock                                                     12,989              12,685
         Additional paid in capital                                    1,628,718           1,446,018
         Prepaid services for stock                                            0             (12,983)
         Accumulated deficit                                          (2,305,602)         (1,934,936)
         -----------------------------------------------------------------------------------------------
           Total stockholders'equity (deficit)                          (663,895)           (489,216)
         -----------------------------------------------------------------------------------------------
              Total Liabilities and Stockholders' Equity               $ 257,410           $ 285,040
              (Deficit)
         ===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.




                               Remedent USA, Inc.
                       Statement of Operations (Unaudited)

                                               Three months                                      Six months
                                                  ending                                           ending
                                              September 30,                                     September 30,
                                  -------------------------------------------------------------------------------------
                                         2000                     1999                     2000                 1999
                                  -------------------------------------------------------------------------------------
  Revenues
         Sales                        $ 42,261                 $ 104,742                $ 242,314             $293,602
         --------------------------------------------------------------------------------------------------------------
            Total Revenue               42,261                   104,742                  242,314              293,602

  Cost of Goods Sold                    11,763                    21,436                   76,283               98,820

         --------------------------------------------------------------------------------------------------------------
            Gross profit                30,498                    83,306                  166,031              194,782

  Operating Expenses
         Research and                   15,160                    18,580                   30,245               28,711
         development
         Sales and                      34,818                   195,659                  233,382              239,880
         marketing
         General and                    66,440                    73,923                  141,879              191,228
         administrative
         Depreciation and                3,328                     2,736                    6,657                5,472
         amortization

         --------------------------------------------------------------------------------------------------------------
            Total operating            119,746                   290,898                  412,163              465,291
         expenses

         --------------------------------------------------------------------------------------------------------------
              Net (loss) from          (89,248)                 (207,592)                (246,132)            (270,509)
         operations

  Other Income (Expenses)
         Interest income                    69                        65                      137                  208
         Interest expense              (59,363)                   (1,733)                (121,581)              (3,042)
         Other                           2,254                                             (3,090)
         income/expense
         --------------------------------------------------------------------------------------------------------------
            Total other income         (57,040)                   (1,668)                (124,534)              (2,834)
         (expenses)

         --------------------------------------------------------------------------------------------------------------
         Net (loss) before            (146,288)                 (209,260)                (370,666)            (273,342)
         taxes

  State Income Taxes                         0                         0                        0                    0

         --------------------------------------------------------------------------------------------------------------
              Net (loss)            $ (146,288)                $(209,260)               $(370,666)           $(273,342)
         ================================================================----------------------------------------------

         (Loss) per share               (0.01)                    (0.02)                   (0.03)                (0.02)

         Weighted average           12,738,050                12,685,303               12,989,470           12,561,603
         shares outstanding

The accompanying notes are an integral part of the consolidated financial statements.



                               Remedent USA, Inc.
                             Statement of Cash Flows
                                   (Unaudited)
                         Six Months Ended September 30,

                                                                               2000              1999
                                                                         ---------------------------------
Cash Flows From Operating Activities
     Net loss                                                          $      (370,666)  $      (273,342)

     Adjustments  to  reconcile  net income to net cash
     provided  by  operating activities:
         Depreciation and amortization                                           6,657             5,472
         Stock for services                                                     12,983            74,501
         Beneficial Conversion Feature                                         103,200
         Changes in:
           Accounts receivable                                                  24,643           (24,029)
           Inventory                                                            41,118            43,497
           Prepaid expenses                                                       (675)           (4,009)
           Accounts payable                                                     63,061           112,985
           Accrued liabilities                                                  57,198            41,416
           Customer deposits                                                    (8,892)                0
           Royalties payable                                                     3,522             9,996
----------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                          (67,851)          (13,513)

Cash Flows from Investing Activities
         Patents                                                                  (510)
         Equipment                                                                               (10,291)
         Deposits                                                               (3,000)
         Notes to related parties                                              (28,874)           (9,174)
----------------------------------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities                               (32,384)          (19,465)

Cash Flows from Financing Activities
         Lease payments                                                         (1,054)           (1,006)
         Proceeds of notes and debenture                                       116,024             8,563
         Officer loans (repayments)                                                  0                 0
         Note payments                                                          (3,006)                0
----------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      111,964             7,557

         Net Increase in Cash                                                   11,729           (25,421)

     Cash, beginning of the year                                                 8,125            89,382
----------------------------------------------------------------------------------------------------------
     Cash, September 30                                                         19,854   $        63,961
==========================================================================================================

Supplemental Non Cash Investing and Financing Activities:

         The Company issued 304,167 shares of stock in lieu of paying an account payable for $79,805.00.

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



                               Remedent USA, Inc.
              Statement of Changes in Stockholders Equity (Deficit)
                                   (Unaudited)


                                                   Common Stock              Additional     A/P      Accumulated
                                                                              Paid-in
Date                     Description          Shares         Dollars          Capital                  Deficit             Total
------------------------------------------------------------------------------------------------------------------------------------
June 30, 2000           Balance              12,985,303     $ 12,985        $ 1,578,223    $(0)      $ (2,159,314)      $ (568,106)
------------------------------------------------------------------------------------------------------------------------------------
July 1, 2000              Shares for Services     4,167     $      4        $       496                                 $      500

August 21, 2000           Debenture                                         $    15,000                                 $   15,000

August 23, 2000           Debenture                                         $     5,000                                 $    5,000

September 1, 2000         Debenture                                         $     5,000                                 $    5,000

September 25, 2000        Debenture                                         $    25,000                                 $   25,000

September 30,2000         Net Loss                                                                    $  (146,288)      $ (146,288)

------------------------------------------------------------------------------------------------------------------------------------
September 30, 2000 Balance                   12,989,470     $ 12,989        $ 1,628,719    $(0)       $(2,305,602)      $ (663,894)
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Form 10-SBA-A3 Filed January 17, 2001.

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

In management's opinion, the accompanying financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations for the three months ended September 30, 2000 may not be indicative of the results that may be expected for the full fiscal year.

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

4.             Inventories

Inventories are stated at lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below at September 30, 2000 and 1999 as follows:

                                             2000              1999
                                            ------             ----
         Inventory-Supplies              $  32,628         $   5,397
         Displays and Raw Materials      $  53,438         $  43,257
         Finished Goods                  $  26,528         $  78,984
                                         ---------         ---------
         Total                           $ 112,594         $ 127,638

5.            Patents

Patent costs are amortized using straight-line method over 15 years. Patent values and accumulated amortization at September 30, 2000 and 1999 are as follows:

                                            2000               1999
                                           -----               ----
         Patent                          $  34,709         $  34,199
         Accumulated amortization        $   7,065         $   4,785
                                         ---------        ----------
         Patents, net                    $  27,644         $  29,414

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

8.       Going Concern

The Company has sustained substantial net losses since its inception in September 1996. In addition, as of September 30, 2000 the Company had a working capital deficit totaling $725,599 and a shareholders deficit of $663,895. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently working with various groups in an effort to raise significant working capital and completion of the Company's marketing plan.

9.  Related Party Transactions

The Company's headquarters in California occupy approximately 1000 square feet of Rebecca M. Inzunza's, an officer shareholder, primary residence that total's 4,000 square feet. Rent paid directly to Ms. Inzunza each monthly is currently $655.

The Company has borrowed various amounts totaling $103,200 from several stockholders to meet the current financial obligations of the Company. The notes are unsecured, due on demand and include interest at 10% per annum. The Company may continue to borrow from shareholders and officers to meet current financial needs.

10.  Other Information

In an effort to provide additional exposure of the Company's unique product, the Company does provide, to certain first time buyers, all dental professional customers, and all international customers, an opportunity to acquire the product with certain special marketing discounts. The Company views these discounts not as sales discounts but as a method of marketing its products to customers that may not otherwise purchase the product. These discounts should be deducted from sales to evaluate the exact sales number. Beginning April 1, 2001, the accounting procedure for posting sales will reflect the actual sales price and not the Company's standard blanket cost to all buyers.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

OVERVIEW

         Other than $50,000 raised through convertible debentures, our plans to raise additional capital have not materialized and our ability to continue as a going concern is in further jeopardy. Net sales decreased $62,481 for the three months ending September 30, 2000 when compared to the three months ended September 30, 1999, and decreased $51,288 for the six months ending September 30, 2000 when compared to the six months ended September 30, 1999. Net sales were approximately $11,619 for the month of September 2000.

         Total assets decreased by $27,630 from $285,040 at fiscal year ending March 31, 2000 to $257,410 in September 30, 2000. Accounts receivable totaled $16,254 on September 30, 2000 primarily due to lack of sales and the fact that international sales are conducted on a cash basis only. Amounts due from related parties increased $28,874 from $16,919 at fiscal year ending March 31, 2000 to $45,793 for September 30, 2000. The increase in notes from related parties are loans to three officers. One loan in the amount of $2,324 was paid in full as of the filing of this 10QSB.

         Inventory decreased $41,118 from $153,712 at fiscal year ending March 31, 2000 to $112,594 on September 30, 2000, due to minimal sales and the continual replenishing of blister packaging only on an as needed basis.

         Liabilities increased $147,049 when comparing $921,305 at September 30, 2000 to $774,256 at fiscal year ending March 31, 2000. Accounts payable decreased $16,743 from $396,208 at fiscal year ending March 31, 2000 on September 30, 1999 to $379,465 on September 30, 2000. This is primarily due to increases in sales and marketing expenses.

         Accrued liabilities increased by $16,998 due to accrued employee's salaries, and interest. Royalties payable increased $3,522 or 9%, for the six month period ending September 30, 2000 and is based on net sales.

         The company is aggressively working towards a contingency marketing plan that would involve turning marketing and distribution in its entirety over to a well-established oral care distributing company. Several candidates have been identified. The Company is currently negotiating with one such company, Breath Asure, Inc. If the Company is successful in completing an agreement with Breath Asure or similar company, advertising and all other such expenses would no longer be a burden on the Company and other operating expenses would be significantly reduced as well since the new distributing company would handle all marketing, distribution and fulfillment activities. However, until such contingency plan is finalized, our current marketing plan is effective but, temporarily curtailed until we can raise sufficient capital to support it.

         In further effort to reduce costs, Rebecca Inzunza has assumed responsibilities of both CEO and CFO, replacing Steve Grassbaugh as our CFO. Once the Company has adequate funding, a CFO will be hired.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net Sales. Our net sales for the three months ended September 30, 2000 totaled $42,261, compared to $104,742 for the three months ended September 30, 1999, reflecting a decrease of $62,481 or 60%. Our sales decrease occurred primarily because our cash shortfall has made it virtually impossible to purchase advertising, delays in implementing the market expansion plan including redesign of the package. Additionally, as of July 31, 2000, we have temporarily curtailed our marketing operations, which also caused a decrease in net sales. Absent substantial additional funding, we expect that our sales will continue to decline as we deplete our remaining inventories. For the three month period ending September 30, 1999, international sales totaled $10,233 with $5,408 or 53% applied to promotional discounts compared to the three month period ending September 30, 2000, which totaled $4,514 in international sales with promotional discounts of $2,470 or 55% applied.

         In an effort to provide additional exposure of the Company's unique product, the Company does provide, to certain first time buyers, all dental professional customers, and all international customers, an opportunity to acquire the product with certain special marketing discounts. The Company views these discounts not as sales discounts but as a method of marketing its products to customers that may not otherwise purchase the product. Promotional discounts for the three month period ending September 30, 2000 totaled $16,313, which is included within sales and marketing expenses. This amount should be deducted from sales to evaluate the exact sales number. Beginning April 1, 2001, the accounting procedure for posting sales will reflect the actual sales price and not the Company's standard blanket cost to all buyers.

         Cost of goods sold. Cost of goods sold during the three months ended September 30, 2000 totaled $11,763 or 28% of net sales, reflecting a decrease of $9,673 or 45% over the comparable three months ending September 30, 1999. Our cost of goods decrease is directly related to the decrease in sales. Our gross margin was 72% for the three months ended September 30, 2000 compared to our gross margin of 80% for the three months ended September 30, 1999. This increase in percentage is directly related to the higher cost for the package redesign.

         Operating expenses. Our sales and marketing expenses decreased to $34,818 during the three months ended September 30, 2000 compared to $195,659 for the three months ending September 30, 1999. The largest component of our sales and marketing expenses for the three months ended September 30, 2000 was in advertising and promotional discounts. As a percentage of net sales, sales and marketing expenses are 82% for the three months ended September 30, 2000, as compared to 187% for the three months ended September 30, 1999. The percentage decrease is primarily due to a reduction in sales and marketing expenses, sales, and the slowing of the marketing expansion plan.

         General and administrative expenses decreased to $66,440 for the three months ended September 30, 2000 from $73,923 for the three months ended September 30, 1999. The decrease is primarily due to a reduction in the workforce and temporarily curtailing our marketing operations. As a percentage of net sales, general and administrative expenses were 157% for the three months ended September 30, 2000, as compared to 71% for the three months ended September 30, 1999. The percentage increase is primarily attributable to a reduction in sales.

         Interest expense. Interest expense was $59,363 for the three months ending September 30, 2000 as compared to $1,733 for the three months ended
September 30, 1999. The increase in interest expense for 2000 related principally to $50,000 for one time interest expense accrual associated with the convertible debentures

         SIX MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999

         Net sales. Our net sales decreased to $242,314 for the six months ended September 30, 2000 compared to $293,602 for the six months ended September 30, 1999, reflecting a decrease of $51,288 or 17%. The decrease was the result of our cash shortfall, which has made it virtually impossible to implement the marketing expansion plan. We expect our sales to decline without additional substantial funding, as almost all of vendors who supply radio advertising have ceased all services to us. Additionally, we have temporarily curtailed marketing expansion plans, which have also caused a decrease in net sales. International sales for the six month period ending September 30, 2000 totaled $149,683 with promotional discounts of $86,147 or 58% applied as compared to the six month period ending September 30, 1999, in which international sales totaled $16,253 with promotional discounts applied of $8,619 or 53%.

         Cost of goods sold. Cost of goods sold during the six months ended September 30, 2000 was $76,283 or 31% of net sales, reflecting a decrease of $22,537 or 23%. Our cost of goods decrease is directly related to the decrease in sales. Our gross margin was 69% of net sales for the six months ended September 30, 2000 as compared to 66% of net sales for the six months ended September 30, 1999.

         Operating expenses. Our sales and marketing expenses decreased to $233,382 during the six months ended September 30, 2000 from $239,880 for the six months ended September 30, 1999. The decrease is due to increases in new promotional literature, tradeshow fees, commissions, and advertising, and offset with decreases in samples, consulting, promotional discounts, and public relations. Sales and marketing expenses should fall even further during fiscal third quarter. As a percentage of net sales, sales and marketing expenses were 96% for the six months ended September 30, 2000, as compared to 82% for the six months ended September 30, 1999. As our sales decline, we expect that our sales and marketing expenses will increase as a percentage of our sales.

         General and administrative expenses decreased to $141,879 for the six months ended September 30, 2000 from $191,228 for the six months ended September 30, 1999. This decrease is due our efforts to downsize and economize operations wherever possible. The primary components for the six month ending September 30, 2000 of the decrease were employee salaries, officer's salaries, insurance, royalties, and rent. As a percentage of sales, general and administrative expenses were 59% for the six months ended September 30, 2000, as compared to 65% for the six months ended September 30, 1999. As our sales decline, we expect that our general and administrative expenses will increase as a percentage of our sales. The decreases in officer's salaries were due to the elimination of the Company's CFO. Payroll taxes also decreased during the six-month period September 30, 2000.

         During the six months ended September 30, 2000, our lack of working capital forced us to downsize our operations and reduce the number of employees. As a result of our inability to return to the Bulletin Board, and to obtain additional capital, we believe that our ability to continue as a going concern is in jeopardy.

         Interest expense. Interest expense was $121,581 for the six months ended September 30, 2000, as compared to $3,042 for the six months ended September 30, 1999. The increase in interest expense is related principally to $50,000 for the one time interest expense accrual for the convertible debentures obtained during the fiscal second quarter and $53,200 obtained in the fiscal first quarter for a total of $103,200. The additional interest is for officers and employee salaries accruing, credit cards, and loans from related parties.

LIQUIDTY AND CAPITAL RESOURCES

         Current situation. Our ability to continue as a going concern is in jeopardy. As of November 30, 2000 we had approximately $10,000 of cash. Our inventory is low and in need of replenishing to fill orders. An increasing number of creditors have placed us with collection agencies. We are not paying vendors timely and virtually all vendors have placed us on credit hold until the Company has paid them in full. In addition, because we are unable to timely pay our creditors, we face a possibility of lawsuits and other threats of legal action seeking payment.

         We historically financed our operations primarily through sales and loans. Primary uses of cash have been to fund our operation to date. If we are successful in achieving revenue growth, our working capital requirement is likely to increase. However, more recently, we have been unable to raise cash through any source.

         During the three month period ending September 30, 2000, the Company borrowed $50,000 from various shareholders in the form of convertible debentures. The debentures are unsecured and bear interest at 10% per annum. The debentures are due on demand and if no demand is made before the maturity dates, the debentures can be converted to stock at 37.5% of the average trading price 30 days before maturity. The Company has recorded interest expense of $50,000 as part of the conversion feature of the debenture.


          -------------------------------- ---------------- --------------------
           Date of Debenture                   Amount of        Maturity Date
                                               Debenture
          -------------------------------- ---------------- --------------------
          August 21, 2000                  $     15,000     August 21, 2001
          -------------------------------- ---------------- --------------------
          August 23, 2000                  $      5,000     August 23, 2001
          -------------------------------- ---------------- --------------------
          September 1, 2000                $      5,000     September 1, 2001
          -------------------------------- ---------------- --------------------
          September 25, 2000               $     25,000     September 25, 2001
          -------------------------------- ---------------- --------------------
                       TOTAL               $     50,000
          -------------------------------- ---------------- --------------------


         Net cash provided by our operating expenses during the six months ended September 30, 2000 was $67,851 as compared to $13,513 used during the six months ended September 30, 1999. Net cash used by operating activities during the six months ended September 30, 2000 was primarily the result of the loss for the first six months, offset by the beneficial conversion feature of the debentures and increases in accounts payable and accrued liabilities. We continue verbal communications with vendors on an open basis, keeping them abreast of our activities and as a result, no legal actions have developed in their effort to collect past due amounts from the Company.

         Revenues for the six months and three months ended September 30, 2000 decreased by $51,288 or 17% and $62,481 or 60%, respectively, over the comparable periods a year earlier. Decrease in revenue was primarily due to a decrease in sales.

Net losses from continuing operations for the six and three months ended September 30, 2000 decreased $24,377 and increased $62,972 respectively.

OTHER INFORMATION

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

         As of January 11, 2001 negotiations with Breath Asure, Inc. continue. Management anticipates a mutually beneficial agreement will be reached very soon. The Company has identified another distributing company candidate that has expressed interest in Remedent. Should an agreement with Breath Asure not materialize, the Company will aggressively move towards negotiations with the new candidate.

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


                               Remedent USA, Inc.
            --------------------------------------------------------
                                  (Registrant)



          /s/ Rebecca Inzunza
--------------------------------------
            Rebecca Inzunza
            CEO, President,
             and Director



Date:    January 17, 2001