Form 10QSB
period 2000-12-31
REMEDENT USA INC/AZ
filed 2001-02-20
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended DECEMBER 31, 2000 or


[  ]     Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition  Period from  _____________  to
         ____________

Commission File Number ____________________


                                REMEDENT USA, INC
--------------------------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)


                    Nevada                                    86-0837251
-------------------------------------------------          (I.R.S. Employer
        (State or other jurisdiction of                  Identification No.)
        incorporation or organization.)


     1220 Birch Way, Escondido, California                     92027
-------------------------------------------------  -----------------------
   (Address of principal executive offices)                  (Zip Code)


                                 (760) 781-3333
--------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 12-31-00 : 13,002,118 shares

Transitional Small Business Disclosure Format (check one):  Yes       No  X .
                                                                ----     ---

                                                                   Form 10-QSB
                                                            Remedent USA, Inc.
                                                             December 31, 2000
                                                                        Page 2

                               REMEDENT USA, INC.
                             CONDENSED, CONSOLIDATED
                                  BALANCE SHEET
                                   (Unaudited)

      ASSETS

                                                   December 31,      March 31,
                                                       2000            2000
                                                   ----------------------------

      CURRENT ASSETS
         Cash and cash equivalents                    $ 2,811        $ 8,125
         Accounts receivable, net                       9,133         40,897
         Due from related parties                      46,000         16,919
         Inventories, net                             115,491        153,712
         Prepaid expenses                                 746            536
         -------------------------------------------------------------------
            TOTAL CURRENT ASSETS                      174,181        220,189

      Property and Equipment, net                      23,520         31,795

      OTHER ASSETS
         Patents, net of accumulated amortization      27,151         28,274
         Other assets                                   7,782          4,782
         --------------------------------------------------------------------
            TOTAL OTHER ASSETS                         34,933         33,056

         --------------------------------------------------------------------
              TOTAL ASSETS                          $ 232,634      $ 285,040
         ====================================================================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                     December 31,     March 31,
                                                         2000            2000
                                                    ----------------------------
      CURRENT LIABILITIES
         Accounts payable                              $ 445,468     $ 396,208
         Notes payable-related parties                   168,162        37,096
         Accrued salaries - officers                     159,472        85,567
         Accrued liabilities                             168,659       154,110
         Customer Deposits                                     0         8,892
         Royalty payable                                  47,129        40,754
         Current portion capital lease                       604         1,629
         Note payable-Union Bank                          45,034        50,000
         ----------------------------------------------------------------------
            Total current liabilities                  1,034,528       774,256

      Long Term Liabilities and Capital Leases, net
         of current portion                                     0             0
      -------------------------------------------------------------------------
           TOTAL LIABILITIES                           1,034,528       774,256

      Stockholders' Equity (Deficit)
         Common stock                                     12,998        12,685
         Additional paid in capital                    1,647,709     1,446,018
         Prepaid services for stock                            0       (12,983)
         Accumulated deficit                          (2,462,600)   (1,934,936)
         ----------------------------------------------------------------------
           Total stockholders' equity (deficit)         (801,893)     (489,216)
         ----------------------------------------------------------------------
              Total Liabilities and Stockholders'
                 Equity (Deficit)                     $  232,634     $ 285,040
         ======================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               Remedent USA, Inc.
                       Statement of Operations (Unaudited)

                                                           Three months                      Nine months
                                                              ending                            ending
                                                           December 31,                      December 31,
                                                 -------------------------------------------------------------------
                                                       2000             1999             2000            1999
                                                 -------------------------------------------------------------------
      Revenues
           Sales                                        $ 139,349        $ 113,786        $ 381,663        $402,790
           ---------------------------------------------------------------------------------------------------------
              Total Revenue                               139,349          113,786          381,663         402,790

      Cost of Goods Sold                                   45,847           39,229          122,130         138,049

           ---------------------------------------------------------------------------------------------------------
              Gross profit                                 93,502           74,557          259,533         264,741

      Operating Expenses
           Research and development                        15,075           15,685           45,320          44,396
           Sales and marketing                            150,482          261,405          396,941         496,687
           General and administrative                      65,878          105,961          194,680         287,836
           Depreciation and amortization                    3,329            2,736            9,986           8,208
           ---------------------------------------------------------------------------------------------------------
              Total operating expenses                    234,764          385,787          646,627         837,127

           ---------------------------------------------------------------------------------------------------------
                Net (loss) from operations               (141,262)        (311,230)        (387,394)       (572,386)

      Other Income (Expenses)
           Interest income                                     31               68              168             277
           Interest expense                               (18,635)          (1,830)        (140,216)         (4,873)
           Other income/expense                             2,866           (1,962)            (222)         (4,291)
           ---------------------------------------------------------------------------------------------------------
              Total other income (expenses)               (15,738)          (3,724)        (140,270)         (8,887)

           ---------------------------------------------------------------------------------------------------------
           Net (loss) before taxes                       (157,000)        (314,954)        (527,664)       (581,273)

      State Income Taxes                                        0                0                0               0

           ---------------------------------------------------------------------------------------------------------
                Net (loss)                             $ (157,000)       $(314,954)       $(527,664)      $(581,273)
           ========================================================================---------------------------------

           (Loss) per share                                 (0.03)           (0.02)           (0.04)          (0.02)

           Weighted average shares outstanding         12,989,470       12,685,303       12,993,732      12,561,603

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               Remedent USA, Inc.
                       Statement of Cash Flows (Unaudited)
                         Nine Months Ended December 31,

                                                      2000          1999
                                                    ----------------------------
Cash Flows From Operating Activities
     Net loss                                        $ (527,664)   $   (581,273)

     Adjustments  to  reconcile  net income to
     net cash  provided  by  operating activities:
         Depreciation and amortization                    9,908           8,208
         Stock for services                              13,483         108,923
         Beneficial Conversion Feature                  113,200
         Changes in:
           Accounts receivable                           31,764          (3,801)
           Inventory                                     38,221          11,239
           Prepaid expenses                                (210)            638
           Accounts payable                             137,563         307,552
           Accrued liabilities                           88,454          90,840
           Customer deposits                             (8,892)              0
           Royalties payable                              6,375          13,552
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                   (97,798)        (44,762)

Cash Flows from Investing Activities
         Patents                                           (510)           (599)
         Equipment                                                      (16,552)
         Deposits                                        (3,000)         (4,104)
         Notes to related parties                       (29,081)         (4,556)
--------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities        (32,591)        (25,811)

Cash Flows from Financing Activities
         Lease payments                                  (1,025)         (1,504)
         Proceeds of notes and debenture                131,066          20,306
         Officer loans (repayments)                           0         (17,904)
         Note payments                                   (4,966)              0
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities               125,075             898

         Net Increase in Cash                            (5,314)        (69,675)

     Cash, beginning of the year                          8,125          89,382
--------------------------------------------------------------------------------
     Cash, December 31                                    2,811      $   19,707
================================================================================

Supplemental Non Cash Investing and Financing Activities:

         The Company issued 12,648 shares of stock in lieu of paying an account payable for $9,000.00 from October 1, 2000 through December 31, 2000. See previous 10Q's for prior exchanges.

Supplemental Information:
         Interest paid                                  $ 1,990          $   -
         Taxes paid                                     $   -            $   -

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                               Remedent USA, Inc.
              Statement of Changes in Stockholders Equity (Deficit)
                                   (Unaudited)

                                           Common Stock         Additional    A/P
                                                                 Paid-in               Accumulated
Date              Description          Shares      Dollars       Capital                 Deficit         Total
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Sept. 30, 2000    Balance             12,989,470     $ 12,989     $1,628,719   $(0)     $(2,305,602)    $ (663,894)
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Oct. 1, 2000      Debenture                                        $  10,000                              $  10,000
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Dec. 1, 2000      Shares for Services     12,648       $    9      $   8,991                             $    9,000
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Dec. 31,          Net Loss                                                               $ (157,000)   $  (157,000)
2000
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Dec. 31, 2000     Balance             13,002,118     $ 12,998     $1,647,710   $(0)     $(2,462,602)    $ (801,894)
--------------------------------------------------------------------------------------------------------------------



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                Form 10-QSB
                                                         Remedent USA, Inc.
                                                          December 31, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------

NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Form 10-SBA-A4 Filed February 20, 2001

B.  Management's Representation

The consolidated balance sheet as of December 31, 2000 and the consolidated statement of operations for the three month and nine-month periods ended December 31, 2000 and December 31, 1999 and the statement of cash flows for the nine-month periods ended December 31, 2000 and 1999 have been prepared by the Registrant, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2000 and for all periods presented, have been made.


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

In management's opinion, the accompanying financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to summarize fairly the financial position and results of operations for the three months ended December 31, 2000 may not be indicative of the results that may be expected for the full fiscal year.

2.       Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

3.       Accounts Receivable

The Company sells premium toothbrushes to various companies, primarily to retail chains located throughout the United States. The terms of sales are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of December 31, 2000 and 1999 the allowance for doubtful accounts was $3,000.
The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the company's estimate of the allowance for doubtful accounts will change.

4.             Inventories

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                              December            March
                                               31, 2000         31, 2000
                                             ----------         --------
         Inventory-Supplies                  $  32,564         $  34,751
         Displays and Raw Materials          $  53,810         $  61,970
         Finished Goods                      $  29,117         $  56,991
                                             ---------         ---------
         Total                               $115,491           $153,712

5.            Patents

Patent costs are amortized using straight-line method over 15 years. Patent values and accumulated amortization are listed below as follows:

                                              December            March
                                               30, 2000         31, 2000
                                             ----------         --------
         Patent                              $  34,786         $  34,199
         Accumulated amortization            $   7,635         $   5,925
                                             ----------        ----------
         Patents, net                        $  27,151         $  28,274

6.       Property and Equipment

Property and equipment are summarized as follows:

                                             September          March
                                              30, 2000         31, 2000
                                            ----------         --------
Machinery and equipment                     $  50,435         $  50,436
Furniture and fixtures                      $   7,596         $   7,596
Leasehold improvements                      $     779         $     779

Less accumulated depreciation               $ (35,290)        $( 27,015)
                                            ---------         ---------
Property and equipment, net                 $  23,520         $  31,796

7.            Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

8.       Impact of Recently Issued Accounting Standards

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

9.       Going Concern

The Company has sustained substantial net losses since its inception in September 1996. In addition, as of December 31, 2000 the Company had a working capital deficit totaling $860,347 and a shareholders deficit of $801,893. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently working with various groups in an effort to raise significant working capital and completion of the Company's marketing plan.

9.  Related Party Transactions

The Company's headquarters in California occupy approximately 1000 square feet of Rebecca M. Inzunza's, an officer shareholder, primary residence that total's 4,000 square feet. Rent paid directly to Ms. Inzunza each monthly is currently $655.

The Company has borrowed various amounts totaling $10,000 from a stockholder to meet the current financial obligations of the Company. The notes are unsecured, due on demand and include interest at 10% per annum. The Company may continue to borrow from shareholders and officers to meet current financial needs.

10.  Other Information

In an effort to provide additional exposure of the Company's unique product, the Company does provide, to certain first time buyers, all dental professional customers, and all international customers, an opportunity to acquire the product with certain special marketing discounts. The Company views these discounts not as sales discounts but as a method of marketing its products to customers that may not otherwise purchase the product. For the nine month period ending December 31, 2000, international promotional discounts totaled $151,363 and all other discounts totaled $40,611 compared to the nine month period ending December 31, 1999 where international discounts totaled $29,011 and all other discounts totaled $47,732. These discounts should be deducted from sales to evaluate the exact sales number. Beginning April 1, 2001, the accounting procedure for posting sales will reflect the actual sales price and not the Company's standard blanket cost to all buyers. It is understood that all promotional discounts for international sales, dental and other will need to be subtracted from revenue and sales and marketing for all comparable periods after April 1, 2001.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

OVERVIEW

         Other than $10,000 raised through a convertible debenture, our plans to raise additional capital have not materialized and our ability to continue as a going concern is in further jeopardy. Net sales increased $25,563 for the three months ending December 31, 2000 when compared to the three months ended December 31, 1999, and decreased $21,127 the nine months ending December 31, 2000 when compared to the nine months ended December 31, 1999. Net sales were approximately $12,466 for the month of December 2000.

         Total assets decreased by $52,406 from $285,040 at fiscal year ending March 31, 2000 to $232,634 in December 31, 2000. Accounts receivable totaled $9,133 on December 31, 2000 primarily due to lack of sales and the fact that international sales are conducted on a cash basis only. Amounts due from related parties increased $29,081 over a nine month period from $16,919 at fiscal year ending March 31, 2000 to $46,000 for December 31, 2000. The increase in notes from related parties are loans to two officers.

         It is crucial for the success of this company to accrue the major portion of management salaries instead of depleting company cash for these expenses. Upon occasion, it is necessary for the company to issue funds to officers for minimal amounts for living expenses. As much as the Company does not want to issue funds for unnecessary expenses, the amounts are issued to officers as loans, in lieu of salary as a necessity of sustenance of management. These loans amount to less than normal salaries. When the Company can afford to pay for accrued salaries, these loans will be paid in full. As of December 31, 2000, the loan amounts were $22,031 for Rebecca Inzunza and $23,969 for Robert Hegemann.

         Inventory decreased $38,221 or 25% from $153,712 at fiscal year ending March 31, 2000 to $115,491 on December 31, 2000, due to minimal sales and the continual replenishing of blister packaging only on an as needed basis.

         Total  liabilities   increased  $260,272,   or  34  %,  when  comparing
$1,034,528 at December 31, 2000 to $774,256 at fiscal year ending March 31, 2000. Accounts payable increased $49,260 from $396,208 at fiscal year ending March 31, 2000 to $445,468 on December 31, 2000. This is due to advertising expenses.

         From March 31, 2000 accrued liabilities increased by $14,549 or 9% to $168,659 for the nine month period ending December 31, 2000. This amount breaks down as follows: 30% for outside services, 59.5% for accrued employee salaries, and 10% in accrued interest on salaries. The increase is due to accrued employee salaries and accrued interest.

         Notes payable to related parties increased $131,066 or 353% which breaks down as follows: 83.6% for convertible debentures and 11.2% for credit card charges in the name of R. Inzunza and 5% for a non-interest bearing note to an investor. The interest is due to the Convertible debentures and charges on officer's credit cards.

         Accrued salaries officers increased $73,905 or 86%. The principal amount of our loan with Union Bank loan has decreased by $4,966. Royalties payable increased $6,375 or 16 %, for the nine month period ending December 31, 2000.

         As of December 21, 2000, we are continuing to aggressively work towards an alternative marketing plan that would involve turning marketing and distribution in its entirety over to a well-established oral care distributing company. Two candidates have been identified. We are currently negotiating with one such company, Breath Asure, Inc. If we are successful in completing an agreement with Breath Asure or a similar company, advertising and all other such expenses would no longer be a burden on us and other operating expenses would be significantly reduced as well since the new distributing company would handle all marketing, distribution and fulfillment activities. However, until such alternative plan is finalized, our current marketing plan is effective but, temporarily curtailed until we can raise sufficient capital to support it.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

         Net Sales. Our net sales for the three months ended December 31, 2000 totaled $139,349, compared to $113,786 for the three months ended December 31, 1999, reflecting an increase of $25,563 or 22%. Our sales increase occurred because of two international orders. Absent substantial additional funding, we expect that our sales will begin to decline as we deplete our remaining inventories. For the three month period ending December 31, 1999, international sales totaled $36,435 with $20,445 or 56% applied to promotional discounts compared to the three month period ending December 31, 2000, which totaled $107,443 in international sales with promotional discounts of $65,216 or 55% applied.

         In an effort to provide additional exposure of the Company's unique product, the Company does provide, to certain first time buyers, all dental professional customers, and all international customers, an opportunity to acquire the product with certain special marketing discounts. The Company views these discounts not as sales discounts but as a method of marketing its products to customers that may not otherwise purchase the product. Promotional discounts for the three month period ending December 31, 2000 totaled $75,813, which is included within sales and marketing expenses. This amount should be deducted from sales to evaluate the exact sales number. Beginning April 1, 2001, the accounting procedure for posting sales will reflect the actual sales price and not the Company's standard blanket cost to all buyers.

         Cost of goods sold. Cost of goods sold during the three months ended December 31, 2000 totaled $45,847 or 33% of net sales, reflecting an increase of $6,618 or 17% over the comparable three months ending December 31, 1999. Our cost of goods increase is directly related to the increase in sales. Our gross margin was 67% for the three months ended December 31, 2000 compared to our gross margin of 66% for the three months ended December 31, 1999.

         Operating expenses. Our sales and marketing expenses decreased to $150,482 during the three months ended December 31, 2000 compared to $261,405 for the three months ending December 31, 1999. These decreased expenses breakdown as follows: 48.4% for advertising, 50.3% for promotional discounts and 1% for freight. As a percentage of net sales, sales and marketing expenses are 108% for the three months ended December 31, 2000, as compared to 230% for the three months ended December 31, 1999. The percentage decrease is primarily due to a reduction in sales and marketing expenses, sales, and the slowing of the marketing expansion plan.

         General and administrative expenses decreased to $65,878 for the three months ended December 31, 2000 from $105,961 for the three months ended December 31, 1999. The decrease is primarily due to a reduction in the workforce and temporarily curtailing our marketing operations. These decreased expenses breakdown as follows: 36% for officer's salaries which are accrued, 8.6% for employee salaries, legal 13.5%, postage, telephone and utilities 6%, rent 13.3%, insurance 4%, accounting 7%, royalties 4% and auto 2%. As a percentage of net sales, general and administrative expenses were 47% for the three months ended December 31, 2000, as compared to 93% for the three months ended December 31, 1999. The percentage increase is primarily attributable to a reduction in sales.

         Interest expense. Interest expense was $18,635 for the three months ending December 31, 2000 as compared to $1,830 for the three months ended December 31, 1999. The increase in interest expense for the three month period ending December 31, 2000 was related to $10,000 for a one time interest expense accrual associated with a convertible debenture, 7% to interest on the Union Bank loan, 3% on credit cards, 31% of accrual interest on employee and officer accrued salaries, and 8% interest on unpaid accounts payable to vendors.

NINE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1999

         Net sales. Our net sales decreased to $381,663 for the nine months ended December 31, 2000 compared to $402,790 for the nine months ended December 31, 1999, reflecting a decrease of $21,127 or 5%. We expect our sales to decline without additional funding, as almost all of our vendors who supply radio advertising have ceased all services to us. Additionally, we have temporarily curtailed marketing expansion plans, which has also caused a decrease in net sales. International sales for the nine month period ending December 31, 2000 totaled $257,126 with promotional discounts of $151,363 or 59% applied as
compared  to  the  nine  month  period  ending   December  31,  1999,  in  which
international sales totaled $54,116 with promotional discounts applied of $29,011 or 54%.

         Cost of goods sold. Cost of goods sold during the nine months ended December 31, 2000 was $122,130 or 32% of net sales, compared to $138,049 or 34% over the comparable period in 1999. Our cost of goods decrease is directly related to the decrease in sales. Our gross margin was 68% of net sales for the nine months ended December 31, 2000 as compared to 66% of net sales for the nine months ended December 31, 1999.

         Operating expenses. Our sales and marketing expenses decreased to $396,941 during the nine months ended December 31, 2000 from $496,687 for the nine months ended December 31, 1999. The expenses breakdown as follows: 48% for promotional discounts, 32% for advertising, 5% for promotional literature, 4% for commissions, 3% for consulting, 2% for tradeshows, and 2% for freight. Sales and marketing expenses should fall even further during fiscal fourth quarter. As a percentage of net sales, sales and marketing expenses were 104% for the nine months ended December 31, 2000, as compared to 123% for the nine months ended December 31, 1999. As our sales decline, we expect that our sales and marketing expenses will increase as a percentage of our sales.

         General and administrative expenses decreased to $194,680 for the nine months ended December 31, 2000 from $287,836 for the nine months ended December 31, 1999. This decrease is due our efforts to downsize and economize operations wherever possible. The reduction in expenses for the nine months ended December 31, 2000 was primarily due to a reduction in the workforce and temporarily curtailing our marketing operations. These expenses breakdown as follows: 34% for officer's salaries which are accrued, 14% for employee salaries, rent 13.5%, legal 9%, postage, telephone and utilities 8%, accounting 4%, auto and bank charges 4%, insurance 3.4%, royalties 3%, and outside services 2%. As a percentage of sales, general and administrative expenses were 51% for the nine months ended December 31, 2000, as compared to 71% for the nine months ended December 31, 1999. As our sales decline, we expect that our general and administrative expenses will increase as a percentage of our sales. The decreases in officer's salaries were due to the elimination of the Company's CFO. Payroll taxes also decreased during the nine-month period December 31, 2000.

         During the nine months ended December 31, 2000, our lack of working capital forced us to downsize our operations and reduce the number of employees. As a result of our inability to return to the Bulletin Board, and to obtain additional capital, we believe that our ability to continue as a going concern is in jeopardy.

         Interest expense. Interest expense was $140,216 for the nine months ended December 31, 2000, as compared to $4,873 for the nine months ended December 31, 1999. The increase in interest expense is related principally to $113,200 for the one time interest expense accrual for the convertible debentures representing 80.7% of the total interest expense. The additional interest is for interest on officers and employee accrued salaries 8.7%, and interest on unpaid accounts payable to vendors, 6%, Union Bank 3% and Credit cards 1%.


LIQUIDTY AND CAPITAL RESOURCES

         Current situation. Our ability to continue as a going concern is in jeopardy. As of December 31, 2000 we had approximately $2,800 of cash. Our inventory is low and in need of replenishing to fill orders. An increasing number of creditors have placed us with collection agencies. We are not paying vendors timely and virtually all vendors have placed us on credit hold until the Company has paid them in full. In addition, because we are unable to timely pay our creditors, we face a possibility of lawsuits and other threats of legal action seeking payment. As of the filing of the document we have avoided all legal action.

         We historically financed our operations primarily through sales and loans. Primary uses of cash have been to fund our operation to date. If we are successful in achieving revenue growth, our working capital requirement is likely to increase. However, more recently, we have been unable to raise cash through any source.

         During the nine month period ending December 31, 2000, the Company borrowed $113,200 from various shareholders in the form of convertible debentures. The debentures are unsecured and bear interest at 10% per annum. The debentures are due on demand and if no demand is made before the maturity dates, the debentures can be converted to stock at 37.5% of the average trading price 30 days before maturity. The Company has recorded interest expense of $113,200 as part of the conversion feature of the debenture. Below is information regarding the convertible debenture for the three month period ending December 31, 2000.


         --------------------------------- ---------------- -----------------
                                           Amount of        Maturity Date
         Date of Debenture                 Debenture
         --------------------------------- ---------------- -----------------
         October 1, 2000                   $    10,000      October 1, 2001
         --------------------------------- ---------------- -----------------
                      TOTAL                $    10,000
         --------------------------------- ---------------- -----------------


         Net cash provided by our operating expenses during the nine months ended December 31, 2000 was $97,798 as compared to $44,762 used during the nine months ended December 31, 1999. Net cash used by operating activities during the nine months ended December 31, 2000 was primarily the result of the loss for the first nine months, offset by the beneficial conversion feature of the debentures and increases in accounts payable and accrued liabilities. We continue verbal communications with vendors on an open basis, keeping them abreast of our activities and as a result, no legal actions have developed in their effort to collect past due amounts from the Company.

         Revenues for the nine months ended December 31, 2000 decreased by $21,127 or 5%, however, revenues for the three month period ended December 31, 2000 increased by $25,563 or 22% over the comparable periods a year earlier. Decrease in revenue was primarily due to a decrease in sales. Increases for the three month period were due to a large international sale.

         Net losses from continuing operations for the nine and three months ended December 31, 2000 decreased $184,992 or 32% and $169,968 or 55% respectively, over the comparable periods a year earlier.

         From the discussion above, we have taken several actions, which we believe will improve our short-term cash flow by obtaining convertible debentures, and reducing costs wherever possible without fatal consequences. For the long term, we have been discussing substantial investments with two individuals. We estimate that these equity investments will total approximately $5,000,000 over three years. We are also investigating turning over all sales and marketing responsibilities to an established oral care company for distribution. In addition we have established policies designed to conserve cash and control costs.

         Recent Sale of Unregistered Securities. During the three month period ending December 31, 2000, 12,648 shares of our common stock were issued to a vendor in exchange for a $9,000 invoice.

OTHER INFORMATION

         As stated in our 10SB registration statement, we have an alternative marketing plan that involves working with existing oral care companies to essentially become their premium toothbrush provider. On November 7, 2000, Remedent received a Letter Of Intent from California based Breath Asure, Inc. The letter states that Breath Asure wants negotiations to begin immediately that will ultimately result in Breath Asure taking over worldwide distribution and marketing of Remedent Tooth and Gumbrush, either directly or via a joint venture with Remedent USA, Inc.

         As of December 31, 2000 negotiations with Breath Asure, Inc. continue. Management anticipates a mutually beneficial agreement will be reached. We have identified another distributing company candidate that has expressed interest in Remedent. Should an agreement with Breath Asure not materialize, we will aggressively move towards negotiations with the new candidate.


QUARTERLY TRENDS

         We do not anticipate significant "seasonal" changes in our operation. Our product is a toothbrush that people use on a daily basis for oral hygiene and as such, we predict that although sales may increase over the year, sales will not be affected by quarterly trends.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-QSB:

         None

(b) Reports on Form 8-K filed during the period covered by this Form 10-QSB:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Remedent USA, Inc.
-------------------------------------------------------------------------------
                                  (Registrant)



                    /s/ Rebecca Inzunza
-----------------------------------------------------------
                      Rebecca Inzunza
                      CEO, President,
                       and Director



Date:    February 20, 2001