Form 10QSB/A
period 2000-09-30
REMEDENT USA INC/AZ
filed 2001-03-20
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                  FORM 10-QSBA


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended SEPTEMBER 30, 2000 or


[  ]     Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition  Period from  _____________  to
         ____________

Commission File Number _____________________


                                REMEDENT USA, INC
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)


                Nevada                                         86-0837251
---------------------------------------------             --------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization.)                       Identification No.)


      1220 Birch Way, Escondido, California                       92027
------------------------------------------------------------  -----------------
    (Address of principal executive offices)                    (Zip Code)


                                 (760) 781-3333
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 9-30-00 : 12,989,470 shares


Transitional Small Business Disclosure Format (check one):  Yes       No  X .
                                                                ----     ---

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 2

                               REMEDENT USA, INC.
                            BALANCE SHEET (Unaudited)

      ASSETS
                                                     September 30,     March 31,
                                                          2000           2000
                                                  ------------------------------
      CURRENT ASSETS
         Cash and cash equivalents                      $ 19,854        $ 8,125
         Accounts receivable, net                         16,254         40,897
         Due from related parties                         45,793         16,919
         Inventories, net                                112,594        153,712
         Prepaid expenses                                  1,211            536
         ---------------------------------------------------------------------
            TOTAL CURRENT ASSETS                         195,706        220,189

      Property and Equipment, net                         26,278         31,795

      OTHER ASSETS
         Patents, net of accumulated amortization         27,644         28,274
         Other assets                                      7,782          4,782
         ----------------------------------------------------------------------
            TOTAL OTHER ASSETS                            35,426         33,056

         ----------------------------------------------------------------------
              TOTAL ASSETS                             $ 257,410      $ 285,040
         ======================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                       September 30,   March 31,
                                                            2000         2000
                                                      --------------------------
      CURRENT LIABILITIES
         Accounts payable                               $ 379,465     $ 396,208
         Notes payable-related parties                    153,120        37,096
         Accrued salaries - officers                      125,767        85,567
         Accrued liabilities                              171,108       154,110
         Customer Deposits                                                8,892
         Royalty payable                                   44,276        40,754
         Current portion capital lease                        575         1,629
         Note payable-Union Bank                           46,994        50,000
         -----------------------------------------------------------------------
            Total current liabilities                     921,305       774,256

      Long Term Liabilities and Capital Leases,
        net of current portion                                  0             0
      --------------------------------------------------------------------------
           TOTAL LIABILITIES                              921,305       774,256

      Stockholders' Equity (Deficit)
         Common stock                                      12,989        12,685
         Additional paid in capital                     1,628,718     1,446,018
         Prepaid services for stock                             0       (12,983)
         Accumulated deficit                           (2,305,602)   (1,934,936)
         -----------------------------------------------------------------------
           Total stockholders' equity (deficit)          (663,895)     (489,216)
         -----------------------------------------------------------------------
              Total Liabilities and Stockholders'
                Equity (Deficit)                        $ 257,410     $ 285,040
         =======================================================================

         The accompanying notes are an integral part of the consolidated financial statements.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 3


                               REMEDENT USA, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                       Three months                       Six months
                                                          ending                            ending
                                                       September 30,                    September 30,
                                                ----------------------------------------------------------------
                                                   2000             1999             2000            1999
                                                ----------------------------------------------------------------
      Revenues
           Sales                                     $ 42,261        $ 101,204        $ 242,314        $293,602
           -----------------------------------------------------------------------------------------------------
              Total Revenue                            42,261          101,204          242,314         293,602

      Cost of Goods Sold                               11,763           21,436           76,283          98,820
           -----------------------------------------------------------------------------------------------------
              Gross profit                             30,498           79,768          166,031         194,782

      Operating Expenses
           Research and development                    15,160           18,580           30,245          28,711
           Sales and marketing                         34,818          173,889          233,382         234,840
           General and administrative                  66,440           86,822          141,879         196,268
           Depreciation and amortization                3,328            2,736            6,657           5,472
           -----------------------------------------------------------------------------------------------------
              Total operating expenses                119,746          282,027          412,163         465,291

           -----------------------------------------------------------------------------------------------------
                Net (loss) from operations           (89,248)        (202,259)        (246,132)       (270,509)

      Other Income (Expenses)
           Interest income                                 69               65              137             208
           Interest expense                          (59,363)          (1,349)        (121,581)         (3,042)
           Other income/expense                         2,254                           (3,090)
           -----------------------------------------------------------------------------------------------------
              Total other income (expenses)          (57,040)          (1,284)        (124,534)         (2,834)

           -----------------------------------------------------------------------------------------------------
           Net (loss) before taxes                  (146,288)        (203,543)        (370,666)       (273,342)

      State Income Taxes                                    0                0                0               0

           -----------------------------------------------------------------------------------------------------
                Net (loss)                        $ (146,288)       $(203,543)       $(370,666)      $(273,342)
           ====================================================================---------------------------------

           (Loss) per share                            (0.01)           (0.02)           (0.03)          (0.02)

           Weighted average shares outstanding     12,738,050       12,433,780       12,989,470      12,561,603

         The accompanying notes are an integral part of the consolidated financial statements.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 4

                               REMEDENT USA, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                             September 30,
                                                   ----------------------------
                                                        2000           1999
                                                   ---------------------------
Cash Flows From Operating Activities
     Net loss                                      $  (370,666)   $  (273,342)

     Adjustments  to  reconcile  net income to
     net cash  provided  by  operating activities:
         Depreciation and amortization                   6,657           5472
         Stock for services                             12,983         74,501
         Beneficial Conversion Feature                 103,200
         Changes in:
           Accounts receivable                          24,643        (24,029)
           Inventory                                    41,118         43,497
           Prepaid expenses                               (675)        (4,009)
           Accounts payable                             63,061        112,985
           Accrued liabilities                          57,198         41,416
           Customer deposits                            (8,892)             0
           Royalties payable                             3,522          9,996
------------------------------------------------------------------------------
Net Cash Used in Operating Activities                  (67,851)       (13,513)

Cash Flows from Investing Activities
         Patents                                          (510)
         Equipment                                                    (10,291)
         Deposits                                       (3,000)
         Notes to related parties                      (28,874)        (9,174)
------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities       (32,384)       (19,465)

Cash Flows from Financing Activities
         Lease payments                                 (1,054)        (1,006)
         Proceeds of notes and debenture               116,024          8,563
         Officer loans (repayments)                          0              0
         Note payments                                  (3,006)             0
------------------------------------------------------------------------------
Net Cash Provided by Financing Activities              111,964          7,557

         Net Increase in Cash                           11,729        (25,421)

     Cash, beginning of the year                         8,125         89,382
------------------------------------------------------------------------------
     Cash, September 30                                 19,854      $  63,961
==============================================================================

Supplemental Non Cash Investing and Financing Activities:

         The Company issued 304,167 shares of stock in lieu of paying an account payable for $79,805 from June 1, 2000 through September 30, 2000.

Supplemental Information:
         Interest paid                                 $ 479         $   -
         Taxes paid                                    $   -         $   -

         The accompanying notes are an integral part of the consolidated financial statements.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 5



                               REMEDENT USA, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
                                   (UNAUDITED)


                                           Common Stock              Additional     A/P       Accumulated
                                                                      Paid-in
Date                     Description     Shares          Dollars      Capital                   Deficit                Total
--------------------------------------------------------------------------------------------------------------------------------

June 30, 2000             Balance        12,985,303      $ 12,985      $ 1,578,223   $(0)      $ (2,159,314)         $ (568,106)
--------------------------------------------------------------------------------------------------------------------------------

July 1, 2000              Shares for          4,167        $    4         $    496                                     $    500
                          Services

August 21, 2000           Debenture                                      $  15,000                                    $  15,000

August 23, 2000           Debenture                                      $   5,000                                    $   5,000

September 1, 2000         Debenture                                      $   5,000                                    $   5,000

September 25, 2000        Debenture                                      $  25,000                                    $  25,000

September 30,2000         Net Loss                                                               $ (146,288)        $  (146,288)

--------------------------------------------------------------------------------------------------------------------------------
September 30, 2000        Balance        12,989,470      $ 12,989       $1,628,719   $(0)       $(2,305,602)         $ (663,894)
--------------------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of the consolidated financial statements.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 6

                               REMEDENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1  CONDENSED FINANCIAL STATEMENTS

A.  Disclosure

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Form 10-SBA-A3 Filed January 12, 2001.

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

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 7

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

4.       Inventories

Inventories are stated at lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                               September          March
                                               30, 2000           31, 2000
                                               -----------        --------
         Inventory-Supplies                    $  32,628          $  34,751
         Displays and Raw Materials            $  53,438          $  61,970
         Finished Goods                        $  26,528          $  56,991
                                               ---------          ---------
         Total                                  $112,594          $ 153,712

5.       Patents

Patent costs are amortized using straight-line method over 15 years. Patent values and accumulated amortization are listed below as follows:

                                                   September          March
                                                   30, 2000          31, 2000
                                                   ----------        ---------
         Patent                                    $  34,709         $  34,199
         Accumulated amortization                  $   7,065         $   5,925
                                                   ----------        ----------
         Patents, net                              $  27,644         $  28,274

6.       Property and Equipment

Property and equipment are summarized as follows:

                                                 September         March
                                                 30, 2000          31, 2000
                                                 ----------        --------
         Machinery and equipment                 $  50,435         $  50,436
         Furniture and fixtures                  $   7,596         $   7,596
         Leasehold improvements                  $     779         $     779

         Less accumulated depreciation             (32,532)        $ (27,015)
                                                 ----------        ----------

         Property and equipment, net             $  26,278         $  31,796

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 8

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

10.      Related Party Transactions

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

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 9

11.      Other Information

In an effort to provide additional exposure of the Company's unique product, the Company does provide, to certain first time buyers, all dental professional customers, and all international customers, an opportunity to acquire the product with certain special marketing discounts. The Company views these discounts not as sales discounts but as a method of marketing its products to customers that may not otherwise purchase the product. For the six month period ending September 30, 2000, international promotional discounts totaled $86,147 and all other discounts totaled $30,014 compared to the six month period ending September 30, 1999 where international discounts totaled $6,730 and all other discounts totaled $39,776. These discounts should be deducted from sales to evaluate the exact sales number. Beginning April 1, 2001, the accounting procedure for posting sales will reflect the actual sales price and not the Company's standard blanket cost to all buyers. All promotional discounts for international sales, dental and other will need to be subtracted from revenue and sales and marketing for all comparable periods after April 1, 2001.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 10
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDING SEPTEMBER 30, 2000 COMPARED TO THREE AND SIX MONTH PERIODS ENDING SEPTEMBER 30, 1999

OVERVIEW

         Other than $50,000 raised through convertible debentures, our plans to raise additional capital have not materialized and our ability to continue as a going concern is in further jeopardy. Net sales decreased $58,943 for the three months ending September 30, 2000 when compared to the three months ended September 30, 1999, and decreased $51,288 for the six months ending September 30, 2000 when compared to the six months ended September 30, 1999. Net sales were approximately $11,619 for the month of September 2000.

         Total assets decreased by $27,630 from $285,040 at fiscal year ending March 31, 2000 to $257,410 in September 30, 2000. Accounts receivable totaled $16,254 on September 30, 2000 primarily due to lack of sales and the fact that international sales are conducted on a cash basis only. Amounts due from related parties increased $28,874 over a nine-month period from $16,919 at fiscal year ending March 31, 2000 to $45,793 for September 30, 2000. The increase in notes from related parties are loans to three officers. Major portions of management's salaries are often accrued in an effort to conserve cash, and often salaries that are paid are paid in the form of a loan. One loan in the amount of $5,738 has been paid in full. The remaining loans are $22,112 to Rebecca Inzunza and $15,979 for Robert Hegemann. These loans are interest free and do not have a maturity date. When we can afford to pay the accrued salaries the loans will be repaid in full.

         Inventory decreased $41,118 from $153,712 at fiscal year ending March 31, 2000 to $112,594 on September 30, 2000, due to minimal sales and the continual replenishing of blister packaging only on an as needed basis.

         Total liabilities increased $147,049 when comparing $921,305 at September 30, 2000 to $774,256 at fiscal year ending March 31, 2000. Accounts payable decreased $16,743 or 4% from $396,208 at fiscal year ending March 31, 2000 on September 30, 1999 to $379,465 on September 30, 2000. This is primarily due to increases in sales and marketing expenses.

         Accrued liabilities increased by $16,998 or 11%. This increase is attributable to an increase of 5.4% in accrued salaries interest, and an increase of 15.3% for the accrual of employee salaries. Accrued salaries for officers increased $40,200 or 42%. In addition, there was an increase in notes payable to related parties of $116,024 or 312% (88.2% convertible debentures, 8.7% for credit card charges in the name of Rebecca Inzunza and the remainder representing vendor charges). Total increased liabilities were partially offset by a decrease of $3,006 due under the loan with Union Bank and a 9.7% decrease in outside services. Royalties payable increased $3,522 or 9%, for the six month period ending September 30, 2000 and is based on net sales.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 11
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The company is continuing to aggressively work towards an alternative marketing plan that would involve turning marketing and distribution in its entirety over to a well-established oral care distributing company. The Company is currently negotiating with one such company, Breath Asure, Inc. If the Company is successful in completing an agreement with Breath Asure or similar company, advertising and all other such expenses would no longer be a burden on the Company and other operating expenses would be significantly reduced as well since the new distributing company would handle all marketing, distribution and fulfillment activities. However, until such alternative plan is finalized, our current marketing plan is effective but, temporarily curtailed until we can raise sufficient capital to support it.

         In further effort to reduce costs, Rebecca Inzunza has assumed responsibilities of both CEO and CFO, replacing Steve Grassbaugh as our CFO. Once the Company has adequate funding, a CFO will be hired.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net Sales. Our net sales for the three months ended September 30, 2000 totaled $42,261, compared to $101,204 for the three months ended September 30, 1999, reflecting a decrease of $58,943 or 58%. Our sales decrease occurred primarily because our cash shortfall has made it virtually impossible to purchase advertising and implement our market expansion plan. Additionally, as of July 31, 2000, we have temporarily curtailed our marketing operations, which also caused a decrease in net sales. Absent substantial additional funding, we expect that our sales will continue to decline as we deplete our remaining inventories. For the three month period ending September 30, 1999, international sales totaled $7,461 with $3,592 or 48% applied to promotional discounts compared to the three month period ending September 30, 2000, which totaled $4,514 in international sales with promotional discounts of $2,470 or 55% applied.

         In an effort to provide additional exposure of the Company's unique product, the Company does provide, to certain first time buyers, all dental professional customers, and all international customers, an opportunity to acquire the product with certain special marketing discounts. The Company views these discounts not as sales discounts but as a method of marketing its products to customers that may not otherwise purchase the product. Promotional discounts for the three month period ending September 30, 2000 totaled $16,313, and $21,937 for three months ending September 30, 1999, which is included within sales and marketing expenses. This amount should be deducted from sales to evaluate the exact sales number. Beginning April 1, 2001, the accounting procedure for posting sales will reflect the actual sales price and not the Company's standard blanket cost to all buyers.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 12
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cost of goods sold. Cost of goods sold during the three months ended September 30, 2000 totaled $11,763 or 28% of net sales, reflecting a decrease of $9,673 or 45% over the comparable three months ending September 30, 1999 totaling $21,436. Our cost of goods decrease is directly related to the decrease in sales. Our gross margin was 72% for the three months ended September 30, 2000 compared to our gross margin of 79% for the three months ended September 30, 1999. This increase in percentage is directly related to the higher cost for the package redesign.

         Operating expenses. Our sales and marketing expenses were $34,818 for the three months ended September 30, 2000 compared to $173,889 for the three months ending September 30, 1999. The following comparisons will reflect the changes for the three month period ending September 30, 2000 compared to the same period in 1999. The first figure is for the year 2000 and the second figure represents 1999. The largest decreases were public relations $0 vs. $62,410 due to cancelled and expired contracts with public relations companies; commissions $735 vs. $40,936 due to decrease in sales; advertising $5,494 vs. $31,443 primarily because most adverting expenses were amassed during June and October of 2000; samples $626 vs. $9,192 due to reduced sales calls; promotional discounts $16,313 vs. $21,937 due to low sales volume; and coupon redemption $0 vs. $3,004 due to the elimination of the coupon program. The only two increases within sales and marketing pertained to tradeshow fees $6,145 vs. $795; and retail slotting $2,913 vs. $40; both in connection with an effort to stimulate sales. As a percentage of net sales, sales and marketing expenses are 82% for the three months ended September 30, 2000, as compared to 172% for the three months ended September 30, 1999. The percentage decrease is primarily due to a reduction in sales and marketing expenses, sales, and the slowing of the marketing expansion plan.

         General and administrative expenses were $66,440 for the three months ended September 30, 2000 compared to $86,822 for the three months ended September 30, 1999. The reduction in expenses for this period was primarily due to a reduction in the workforce and temporary curtailing of our marketing operations. The following comparisons will reflect the changes for the three month period ending September 30, 2000 compared to the same period in 1999. The first figure is for the year 2000 and the second figure represents 1999. The material decreases include officers' salaries $23,100 vs. $36,940; employee salaries $10,391 vs. $13,389 due to the elimination of the CFO, Mr. Grassbaugh and two other employees; rent $8,819 vs. $11,146 as a result of moving to a more cost effective location; royalties $1,159 vs. $3,564 due to lack of sales; dues and subscriptions $130 vs. $1,272 due to the reduction of memberships in major retail trade shows; officers' life insurance $151 vs. $1,154 due to reduced coverage and the obtaining of a more cost effective policy. The material increases were accounting $416 vs. ($1,422); bank charges $2,580 vs. $770 for increased international wire transfers; postage $1,710 vs. $630 for expansion promotional mailers; outside services $2072 vs. $1049 for services required to organize, assemble, and sort the promotional mailers. As a percentage of net sales, general and administrative expenses were 157% for the three months ended September 30, 2000, as compared to 86% for the three months ended September 30, 1999. The percentage increase is primarily attributable to a reduction in sales.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 13
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Interest expense. Interest expense was $59,363 for the three months ending September 30, 2000 as compared to $1,349 for the three months ended September 30, 1999. The following comparisons will reflect the changes for the three month period ending September 30, 2000 compared to the same period in 1999. The first figure is for the year 2000 and the second figure represents
1999. The increase in interest expense for September 30, 2000 related principally to $50,000 for one time interest expense accrual associated with the convertible debentures with the remainder applied to credit cards $605 vs. $76; interest on unpaid accounts payable to vendors of $814 vs. $293; additional interest is for officers and employees accrued salaries $7,335 vs. $80; and Union Bank $465 vs. $900. The majority of the increases are due to the lack of capital to pay salaries, vendors, and avoiding credit card charges and convertible debentures.

SIX MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999

         Net sales. Our net sales decreased to $242,314 for the six months ended September 30, 2000 compared to $293,602 for the six months ended September 30, 1999, reflecting a decrease of $51,288 or 17%. The decrease was the result of our cash shortfall and the loss of CVS as a customer, which has made it virtually impossible to implement the marketing expansion plan. We expect our sales to decline without additional substantial funding, as almost all of our vendors who supply radio advertising have ceased all services to us. Additionally, we have temporarily curtailed marketing expansion plans, which has also caused a decrease in net sales. International sales for the six month period ending September 30, 2000 totaled $149,683 with promotional discounts of $86,147 or 58% applied as compared to the six month period ending September 30, 1999, in which international sales totaled $16,253 with promotional discounts applied of $8,619 or 53%.

         Cost of goods sold. Cost of goods sold during the six months ended September 30, 2000 was $76,283 or 31% of net sales, reflecting a decrease of $22,537 or 23% from $98,820 for the same period ending September 30, 1999. Our cost of goods decrease is directly related to the decrease in sales. Our gross margin was 69% of net sales for the six months ended September 30, 2000 as compared to 66% of net sales for the six months ended September 30, 1999.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 14
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Operating expenses. Our sales and marketing expenses were $233,382 during the six months ended September 30, 2000, decreasing $1,458 from $234,840 for the six months ended September 30, 1999. The following comparisons will reflect the changes for the six month period ending September 30, 20000 compared to the same period in 1999. The first figure is for the year 2000 and the second figure represents 1999. The material increases for the sales and marketing expenses were for promotional discounts $116,161 vs. $46,507 or 60% increase due to the increase in international sales; promotional literature $22,980 vs. $527 an increase of 98%; tradeshow fees $7,795 vs. $1,428 an 82% increase; advertising $54,315 vs. $49,220 a 9% increase; retail slotting fees $3,050 vs. $1,590 an increase of 48%; freight $7,726 vs. $6,717 an increase of 13%. The above increased expenses from promotional literatures through retail slotting are attributable to the market expansion effort and the freight increase is due to the increase in international sales. The material decreases were for travel
(137) vs. $3,884 a decrease of $4,021; samples $4,359 vs. $13, 286 a decrease of 205%; commissions $15,487 vs. $47,824 a decrease of 209%; coupon redemption $0 vs. $973; and public relations $400 vs. $62,866 a decrease of $62,466. An initial effort was made for the market expansion, but as time went along and funds were not raised, the marketing company decreased their efforts, which in turn decreased travel, samples, commissions and coupon redemption. The public relations decrease was due to the cancelled or expired contracts with public relations companies. Sales and marketing expenses should fall even further during fiscal third quarter. As a percentage of net sales, sales and marketing expenses were 96% for the six months ended September 30, 2000, as compared to 80% for the six months ended September 30, 1999. As our sales decline, we expect that our sales and marketing expenses will increase as a percentage of our sales.

         General and administrative expenses were $141,879 for the six months ended September 30, 2000 as compared to $196,268 for the six months ended September 30, 1999. This decrease is due our efforts to downsize and economize operations wherever possible. The following comparisons will reflect the changes for the six month period ending September 30, 2000 compared to the same period in 1999. The first figure is for the year 2000 and the second figure represents 1999. The decreases are due to officers' salaries $43,200 vs. $65,550 a decrease of $22,350 or 52% due to Mr. Grassbaugh's resignation; employee salaries $20,974 vs. $37,290 a decrease of $16,315 or 78% due to the departure of two employees; royalties $3,522 vs. $9,997 a decrease of $6,475 or 184% due to lack of sales; dues and subscriptions ($1,084) vs. $2,038 a decrease of $3,122 or 288% due to reduction of membership in annual retail tradeshows; accounts receivable write-off $75 vs. $2,325 a decrease of $2,250 due to improved collection activity; and telephone $5,839 vs. $7,610 a decrease of $1,771. Payroll taxes also decreased $1,309 or 67% during the six-month period September 30, 2000 to $1,962 from $3,271 for September 30, 1999. The increases within general and administrative are attributable to outside consulting for marketing and management $13,077 vs. $5,040 an increase of $8,037 or 61% due to Double Eagle; accounting $3,387 vs. $1,196 an increase of $2,191 or 65%; bank charges $3,003 vs. $918 an increase of $2,085 for increased international wire charges; postage $3,256 vs. $1,694 an increase of $1,562 due to mailings for expansion market; legal $8,505 vs. $6,954 an increase of $1,551 for SEC reporting requirements. As a percentage of sales, general and administrative expenses were 59% for the six months ended September 30, 2000, as compared to 67% for the six months ended September 30, 1999. As our sales decline, we expect that our general and administrative expenses will increase as a percentage of our sales.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 15
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         An increase in research and development of $1,534 or 5% was due to an increase in salaries in the amount of $5,025 and a decrease in tools and supplies by $3,490. Research and development for the six month period ending September 30, 1999 totaled $28,711, and $30,245 for the same period ending 2000. The company expects expenses to increase for research and development within the following year should the necessary capital is raised.

         During the six months ended September 30, 2000, our lack of working capital forced us to downsize our operations and reduce the number of employees. As a result of our inability to return to the Bulletin Board, and to obtain additional capital, we believe that our ability to continue as a going concern is in jeopardy.

         Interest expense. Interest expense was $121,581 for the six months ended September 30, 2000, as compared to $3,042 for the six months ended September 30, 1999. The increase in interest expense is related principally to $50,000 for the one time interest expense accrual for the convertible debentures obtained during the fiscal second quarter and $53,200 obtained in the fiscal first quarter for a total of $103,200 representing 85% of the total interest expense. The following comparisons will reflect the changes for the six month period ending September 30, 2000 compared to the same period in 1999. The first figure is for the year 2000 and the second figure represents 1999. The additional interest is for officers and employees accrued salaries $7,335 vs. $230; interest on unpaid accounts payable to vendors of $6,870 vs. $559; credit cards $1,246 vs. $76; and Union Bank $2,789 vs. $2,178. The majority of the increases are due to the lack of capital to pay salaries, vendors, and avoiding credit card charges.

LIQUIDITY AND CAPITAL RESOURCES

         Current situation. Our ability to continue as a going concern is in jeopardy. As of November 30, 2000 we had approximately $10,000 of cash. Our inventory is low and in need of replenishing to fill orders. In addition, we stopped shipping to one major customer, CVS, until we can obtain sufficient funding to support their demanding co-op advertising programs. An increasing number of creditors have placed us with collection agencies. We are not paying vendors timely and virtually all vendors have placed us on credit hold until the Company has paid them in full. In addition, because we are unable to timely pay our creditors, we face a possibility of lawsuits and other threats of legal action seeking payment.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 16
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          ------------------------- ---------------- --------------------
          Date of Debenture         Amount of        Maturity Date
                                    Debenture
          ------------------------- ---------------- --------------------
          August 21, 2000           $     15,000     August 21, 2001
          ------------------------- ---------------- --------------------
          August 23, 2000           $      5,000     August 23, 2001
          ------------------------- ---------------- --------------------
          September 1, 2000         $      5,000     September 1, 2001
          ------------------------- ---------------- --------------------
          September 25, 2000        $     25,000     September 25, 2001
          ------------------------- ---------------- --------------------
          TOTAL                     $     50,000
          ------------------------- ---------------- --------------------

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

         Net losses from continuing operations for the six and three months ended September 30, 2000 increased $97,324 and decreased $62,972 respectively.

         From the discussions above, we have taken several actions, which we believe will improve our short-term cash flow by obtaining convertible debentures and reducing costs. For the long term, we have been discussing equity investments, which will total approximately $5,000,000 over three years. In addition, we may turn our distribution over to an established oral care company and will institute policies designed to control costs.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 17
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTERLY TRENDS

         We do not anticipate significant "seasonal" changes in our operation. Our product is a toothbrush that people use on a daily basis for oral hygiene and as such, we predict that although sales may increase over the year, sales will not be affected by quarterly trends.

ITEM 4

Recent Sale of Unregistered Securities. During the period ending September 30, 2000, 4,167 shares of our common stock were issued to a vendor in satisfaction of a $500 invoice.

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 18

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-QSB:

         None

(b)  Reports on Form 8-K filed during the period covered by this Form 10-QSB:

         None

                                                          Form  10-QSBA
                                                     Remedent USA, Inc.
                                                     September 30, 2000
                                                                Page 19

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Remedent USA, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)



           /s/ Rebecca Inzunza
---------------------------------------
             Rebecca Inzunza
             CEO, President,
              and Director



Date:    March 20, 2001