Form 10KSB40
period 2001-03-31
REMEDENT USA INC/AZ
filed 2001-06-29
CIK 1078037

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       or

        / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 001-15975

                               REMEDENT USA, INC.
           (Name of small business issuer as specified in its charter)

              NEVADA                                             86-0837251
              ------                                             ----------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification Number)

         1220 BIRCH WAY
         ESCONDIDO, CALIFORNIA                                         92027
         ------------------------------------------                    -----
          (Address of principal executive offices)                  (Zip code)

                                 (760) 781-3333
                                 --------------
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     (None)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended March 31, 2001, were $436,448. As of June 25, 2001, Registrant had 13,187,316 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $1,727,745. This calculation is based upon the closing sales price of $0.28 per share on June 25, 2001.

Transitional Small Business Disclosure Format (check one).  Yes [ ]   No [X]


                                                       TABLE OF CONTENTS
                                                       -----------------
PART I                                                                                           PAGE
------                                                                                           ----
Item 1                     Description of Business                                                 1

Item 2                     Properties                                                             10

Item 3                     Legal Proceedings                                                      10

Item 4                     Submission of Matters to a Vote of Security Holders                    10

PART II
--------

Item 5                     Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                    11

Item 6                     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          11

Item 7                     Financial Statements                                                   15

Item 8                     Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                    15

PART III
--------

Item 9                     Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act                      16

Item 10                    Executive Compensation                                                 18

Item 11                    Security Ownership of Certain Beneficial Owners and
                           Management                                                             19

Item 12                    Certain Relationships and Related Transactions                         20

Item 13                    Exhibits and Reports on Form 8-K                                       23

                           Financial Statements                                                  F-1

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

(a)      HISTORY AND ORGANIZATION

         Remedent USA, Inc. was incorporated under the laws of Arizona in September 1996. We were initially formed for the purposes of developing, marketing and distributing the Remedent Toothbrush, a new single-handle toothbrush, gumbrush and tongue cleaner designed to improve oral care at an affordable price. Remedent USA, Inc. is the successor entity resulting from an October 2, 1998 reorganization with Resort World Enterprises, Inc., a non-operating public company incorporated under the laws of Nevada, whose stock was traded on the over-the-counter bulletin board ("OTC BB") market. Through articles of merger filed with the states of Nevada and Arizona, 100% of the issued and outstanding shares of Remedent were exchanged for approximately 79% of the issued and outstanding shares of common stock of Resort World Enterprises. The terms of the Stock Exchange Agreement required: (i) that all of the officers and directors of Resort World Enterprises resign and that the officers and directors of Remedent prior to the merger be appointed as the officers and directors of the surviving company; and (ii) that the name of Resort World Enterprises be changed, through the filing of an Amendment to the Articles of Incorporation, to Remedent USA, Inc. Consequently, we, as the surviving company, are now known as and conduct business under the name of Remedent USA, Inc. Since our inception, neither our predecessor nor us have been a party to any bankruptcy, receivership or similar proceeding.

(b)      OUR BUSINESS

         Our primary product, the Remedent Tooth and Gumbrush ("Remedent Toothbrush") combines a toothbrush, gumbrush and tongue cleaner into a single instrument. It was invented and developed in Europe under the direction of Jean Louis Vrignaud over a four year period beginning in 1992. All rights, title and interest in the Remedent Toothbrush were assigned to Remedent USA, Inc. by Mr. Vrignaud, for the purposes of developing, producing and marketing this product worldwide. Our initial marketing efforts included direct marketing to dental professionals, a formulated marketing campaign through Double Eagle Market Development Company in the Northwestern states and a promotional mail-out consisting of the Remedent Toothbrush on educational videos, coupons and brochures. Our agreement with this company was canceled in July of 2000

         The Remedent Toothbrush is a multi-purpose brush consisting of a twin-headed gumbrush on one end and a toothbrush with an underside tongue cleaner on the other. The triple action of the Remedent Toothbrush targets the gums, teeth and tongue, thus improving the odds for better overall oral hygiene, and is strategically priced within the premium toothbrush segment, approximately $3.29 to $5.00.

         We consider the toothbrush portion of the Remedent Toothbrush to be equal to or better than other high premium toothbrushes as it incorporates what we believe to be the best features of all other high quality brushes. The wide design embodies a greater number of bristles designed to provide effective plaque removal in less time. However, unlike other toothbrushes on the market, the Remedent Toothbrush also features a tongue cleaner and gumbrush. The tongue cleaner is designed to draw the plaque off the tongue which has been loosened by brushing, while the gumbrush portion consists of facing twin brushes with bristle configuration designed to provide a simultaneous and thorough cleaning of the gums.

         In addition to the Remedent Toothbrush, we are currently working on the development of eight additional products for distribution within the oral hygiene market. These include new manual brushes with additional cosmetic and ergonomic features, electronic toothbrushes for both adults and children, and floss dispensers. We plan to release one new product into the market approximately every nine months, the first of which is planned for release in June 2002. The development of our future products depends entirely on our ability to generate sufficient cash flows from our current product or the ability to raise additional financing.

         As a result of our net losses incurred since inception, working capital deficit, and doubt about our ability to continue as a going concern, we have reassessed our operations and business structure and have implemented a corporate restructuring plan. This plan entails the possible ceasing of direct sales and marketing of our Remedent Toothbrush, and acquisition of and expansion into diversified business ventures.

         To reduce overhead and operating costs, we are reviewing the possibility of ceasing the direct sales and marketing of our Remedent Toothbrush, and licensing the product and related technology to a third party marketer and distributor. This would eliminate all cash requirements for this product, as the licensor would support the requisitioning, marketing and distribution of the product. We are currently in negotiations with a well-established oral care distributing company, and are attempting to finalize an agreement prior to the beginning of the second quarter 2002.

         As discussed above, we will continue to develop additional products for distribution within the oral hygiene market, and will analyze whether to license the related technology or distribute in-house, on a case-by-case basis.

         Additionally, we are currently in negotiations for the acquisition of a professional employer organization ("PEO") which we also hope to finalize prior to the beginning of the second quarter 2002. PEO firms manage payroll and human resource functions as well as provide health, unemployment and workers compensation insurance for small and mid-size businesses. These firms allow these smaller businesses to shift legal risk, lower administrative costs, and obtain lower insurance rates as part of the firm's group of customers.

         We hope to complete additional PEO acquisitions within the next twelve months, and attempt to improve on industry operating results through the introduction of additional products and services, and efficient consolidation and integration of these entities.

         Our first target is a family owned and operated firm with growing revenues and current-year profitable operations. The proposed acquisition will be entirely for stock and will require minimal capital investment, as current management will remain intact.

         On July 1, 2001 we will also begin developing, manufacturing, marketing and distributing high-technology dental equipment. We have retained 14 additional personnel, seven engineers and seven operations and finance, with strong backgrounds in the business of high-technology dental equipment. We will market dental curing and whitening lamps, interoral cameras and hand-held penlights. We plan to introduce these products in October 2001. In connections with this new business, we have formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc. ("RPH"), Remedent Professional, Inc. ("Remedent Professional") and Remedent NV. RPH will act as the holding company, owning 100% of Remedent Professional, which will market and distribute domestically, and Remedent NV, which will market and distribute internationally.

         Our objectives are to become a leading developer and manufacturer of high-technology dental equipment and oral hygiene products, and operator of PEO organizations in the United States. We believe our restructuring plan positions us for these objectives. Our marketing strategy will focus on enhancing the reputation of our existing product as well as establishing a reputation for our new products, increasing market penetration, and continuing to develop additional products.

         (c)      Competition

         The oral hygiene and dental products markets are intensely competitive. Within the oral hygiene market, there are currently more than 200 competitors, while within the dental products market, there are at least 12 companies which offer dental curing and whitening lamps and interoral cameras. Our competitors have greater financial and other resources, and, consequently, are better able to market and generate consumer awareness of their product.

         Within the oral hygiene market, we compete with other companies primarily on the basis of price and utility, with our principal competitors being Colgate-Palmolive, Gillette, Johnson & Johnson, Proctor & Gamble, Smith Kline, Beecham and Mentadent.

         Within the dental products market, we will be competing with other companies primarily on the basis of price, technology, customer service and value-added services, with our principal competitors being Patterson Dental Co., Henry Schein, Inc., Dentsply, Ultrak, Air Techniques, Kreativ Products, American Dental Technologies and Argon Laser.

         Within the PEO market, we will be competing with other organizations primarily on the basis of price, insurance rates and value-added services, with our principal competitor being Administaff.

         (d)      Business Strategy

         Currently, we compete in the premium quality segment of the toothbrush/oral hygiene industry and by October 2001, will begin marketing products within the high-technology dental equipment market, both highly competitive markets. To compete in these markets, our business strategy is to:

                  - Strengthen and broaden core brands through marketing and advertising, product development and manufacturing;

                  -        Emerge with cutting-edge technology.

                  - Expand our presence in all markets in which we compete and enter new markets where there are opportunities for growth; and

                  - Continue to reduce costs and manage working capital, and improve operating efficiencies, customer service and product quality.

         (e)      Marketing Strategies

         As our restructuring plan is implemented, there will be a corresponding adjustment to our current marketing strategy. As we will no longer be marketing our Remedent Toothbrush, our focus will shift to our dental equipment and PEO business. Within the dental equipment market, we will market our technology through dental distributors, sharing the marketing efforts with these distributors through attendance at dental conferences and a combination of direct mail solicitations, professional publications and website-based advertising.

         We have retained a business advisory group to assist us with our planned acquisitions within the PEO industry and locating an organization to assist us in formulating a full advertising and marketing campaign.

         As we develop additional products within the oral hygiene market, we will follow prior marketing strategies, including the focus on package design, direct contact with dental professionals and employment of marketing specialists.

         Currently, we market our product directly to dental professionals and through retail outlets. Establishing a presence within retail outlets requires broker representation. In March 1996, we entered into a sales broker agreement with B & R Marketing Company, which expired in February 1999. As sales over the three-year period were remaining constant, management felt it was necessary at that time to engage another firm that could better meet our marketing needs. Therefore, on March 10, 1999 we entered into an exclusive marketing representation agreement with Double Eagle Market Development Company. The agreement contemplated a six month term with automatic renewal, unless terminated by either party no later than sixty days prior to the end of any specific six month period. An initial consultant fee of $10,000 was paid upon signing of the contract, and each month thereafter Double Eagle was to receive a minimum guarantee of $4,000, which was offset partially or entirely by a 6% fee commission earned on net invoiced wholesale orders placed with the Company by Double Eagle.

         Double Eagle hired outside brokers to solicit and serve the customers in the territory in a manner that maximizes our sales. Those outside brokers are compensated with an additional and separate 5% fee commission for all net invoiced sales generated directly by their firm.

         At the suggestion of Double Eagle, we re-designed the package in an effort to present the toothbrush in an attractive, eye catching manner and hopefully provide increased visibility of the toothbrush over other toothbrush packages on the shelf. A tube-type package was re-developed, including tamper-proof features. Both the old blister pack and the new tube package, which also serves as a travel tube, are currently sold in US stores, with the blister pack slowly being phased-out.

         In July 2000, the agreement was cancelled by both parties. We had incurred $84,000 in services since the commencement of the agreement, and maintain an accrued balance payable of $61,000 as of March 31, 2001. Despite the primary agreement being cancelled, we continue to maintain relationships with certain of the outside brokers hired by Double Eagle and continue to generate revenue from these sources.

         In connection with our entry into the high-technology dental equipment market, we have opened an office within Belgium, to allow for direct penetration into the European market.

         Previously, we had not actively approached the international market. However, several interested international distributors have approached us for the purpose of purchasing and distributing the Remedent toothbrush in their markets. The blister-packed brushes are currently selling primarily in four foreign countries, with Japan as the largest selling country. The other countries in which we currently have negotiated distribution agreements are:
Israel and Thailand. The percentage of revenue for foreign customers represented approximately % and 9% of the total revenue for the fiscal year ended March 31, 2001 and 2000, respectively. The following chart shows the revenue from each country and the respective percentage of our international sales.

                  INTERNATIONAL SALES FOR FISCAL YEAR END 2001

(in thousands)                         Gross
                                      Revenue                      Percentage
                                     ---------                    -----------
Israel                               $210,034                        82%
UK                                     30,540                        12%
Thailand                                9,028                         4%
Japan                                   7,524                         3%
                                        -----                         --


                  TOTAL              $257,126                       100%

We plan an aggressive international marketing effort in the near future, with the largest anticipated increases in England and Israel.

         (f)      Distribution Methods

         Currently, our oral hygiene products are sold to retailers (consisting primarily of grocery stores, club stores, and super drug discount stores), wholesalers, dental professionals, distributors, multi-level marketers and private individuals.

         All toothbrushes are shipped from Hong Kong to Long Beach, California and then directly on to the "bonded" warehouse of Charles Schayer Company in Phoenix, Arizona, where they are held until being officially released by US Customs. Once the product clears Customs in Phoenix, the import tax is paid, and Schayer may warehouse the product for a nominal fee until needed by the Company or release it directly to our warehouse in Phoenix.

         Prior to January 2000, we leased approximately 1,500 square feet of office and warehouse space in Scottsdale, Arizona, at which point we relocated and entered into a three year lease on a new facility in Phoenix, Arizona from DEK Enterprises, comprising 3,330 square feet of office and warehouse space with a base rent of $2,065 per month. In February 2001, we relocated again to the home of one of our officers, Robert Hegemann, also in Phoenix, Arizona. The Company pays no rent for the use of the space. This facility is currently used as the fulfillment center for all Remedent products dispatching, eliminating the need for warehousing fees at Schayer Company, which is currently only used as our customs clearing broker.

         In accordance with our restructuring plan, if we are successful in completing the license agreement with the oral care distributing company, our distribution of these products will cease, as they will assume all marketing and distribution for these products.

         In connection with our entrance into the dental products market, we continue to analyze the most cost-effective manufacturing and distribution methods. The projected method will entail turn-key manufacturing with major suppliers and distribution through third-party fulfillment centers. This will provide highly predictable and controllable cost of sales and essentially eliminate all indirect manufacturing overhead costs.

         (g)      Principal Suppliers

         We do not have the capability to manufacture, nor do we anticipate establishing the capacity to manufacture our products. While we currently purchase equipment and inventory from multiple vendors, which we believe will enable us to meet our current and anticipated operational requirements, we can provide no assurance that such availability will continue or that the terms will remain commercially reasonable.

         Our existing production facilities are located at the Shummi-Asia production plant in Shen Zhen, China. Existing production tooling is capable of processing and packaging 35,000 Remedent Toothbrushes per day or 1,000,000 units per month, with the ability to double that capacity with a 3-month advance notice. This production plant acts as our major subcontractor. There are approximately 15 additional subcontractors throughout the world that have the same production capacity as the current vendor. We are working to establish contingency manufacturing capacity in the event that a problem arises with the current vendor. Our tooling can be moved on very short notice to another subcontractor, assuring that any break in production needs would be minimal.

         All raw materials for our product are of USA origin. Shummi-Asia orders all raw materials directly from Eastman Chemical Company for the plastic injection process of the handles. The bristles are made of Dupont Tynex and ordered directly from Dupont. All product delivered from China is packaged and store ready. All shipping and display units are purchased from Tharco in Phoenix, AZ. All raw materials are readily available and we do not anticipate any significant setbacks in the event that Dupont, Eastman, or Tharco, are unable to provide the raw materials.

         We have contracted with Oral 2000, Ltd., a Hong Kong organization, for quality control services, as well as all shipping functions, at a rate of $0.0315 per unit.

         (h)      Major Customers

         Three customers represented approximately 58% of our sales for the fiscal year ended March 31, 2001. For the year ended March 31, 2000, a separate set of three customers represented 55% of our sales. As we implement our restructuring plan and grow our operations, the dependency on major customers will decrease. Prior to the full implementation of our plan, the loss of any of these major customers would have a materially adverse effect on our cash flow and ability to continue as a going concern. In the interim, the importance of advertising and supporting our primary customers with in-store flyers, coupons and a variety of promotional programs is crucial to maintaining these customers and attracting additional significant customers. Only our success in raising capital can generate these types of promotional programs with regularity to create consumer awareness and increase sales.

         (i)      Intellectual Property

         Our ability to compete effectively within the toothbrush and oral hygiene market depends, to a large degree, upon the proprietary nature of our product designs. We rely upon a combination of patents, proprietary technology, trademarks, trade secrets, and other contractual covenants to establish and protect our technology and other intellectual property rights. We can provide no assurance the steps taken to protect intellectual property will be adequate to prevent misappropriation of that intellectual property, or that our competitors will not independently develop products substantially equivalent or superior to our products. We believe our business as currently conducted does not infringe upon the valid proprietary rights of others, but we can provide no assurance third parties will not assert infringement claims against us. Defending such claims can be both expensive and time-consuming, and there can be no assurance that we will be able to successfully defend against or similarly prosecute an infringement claim. The loss of such rights (or our failure to obtain similar licenses or agreements) would have a materially adverse effect on our business, financial condition, and results of operations.

         Eight United States Patents have been issued for the Remedent Toothbrush (collectively, the "Patents"). In addition, we have been granted design registrations in Japan and Korea, which expire in 2013 and 2007, respectively. Our patents relate to manual toothbrushes. Patent #5,758,380 relates to a toothbrush having brushes on both ends of the handle. Patent #5,934,762 relates to a method of manufacturing our toothbrush. The patents remaining are design patents covering a number of different variations of our toothbrush concept.

         These patents were assigned to us from Mr. Vrignaud pursuant to the terms of a Marketing Agreement. Pursuant to a Royalty Agreement, we are obligated to pay to Mr. Vrignaud a royalty equal to 4 1/2% of our sales based upon the wholesale price, limited to a maximum of $2,000,000. The assignment of the patents has been filed with the United States Patent and Trademark Office. We have also filed trademark applications for the names "Remedent" and "Remedent Jr." (collectively, the "Trademarks"). On November 1, 1999, Trademarks were also applied for "The only toothbrush officially endorsed by the tooth fairy" and "Three heads are definitely better than one."

         Within the dental products market, we are developing products which we believe do not infringe upon any valid existing proprietary rights of third parties. We will seek patent protection for all technology developed for distribution within this market.

         (j)      Governmental Approval

         There are no governmental approval requirements for toothbrushes, however, the FDA requires that we file a registration of exemption for each product marketed. We are registered as an Initial Distribution and Specification Developer under the registration number 2030888. The FDA has also assigned to the Company an Owner/Operator number 9028776. We are required to file an exemption from FDA review solely based upon the fact that our toothbrushes are imported. The reference number notes the exemption and facilitates clearance at customs and simplifies the FDA's process. The registration for exemption expires December 31, 2001 and is renewable at no charge by completing a simple form that is automatically generated by the FDA. We do not anticipate any further requirements or any future governmental regulations concerning our product.

    Upon entrance into the dental products market, we will be marketing products which are legally defined to be medical devices, therefore, we will be considered to be a medical device manufacturer and as such is subject to the regulations of, among other governmental entities, the United States Food and Drug Administration and the corresponding agencies of the states and foreign countries in which a Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters. A failure to comply with such regulations could have material adverse effects on a Company.

    The Federal Food, Drug and Cosmetic Act ("FDC Act") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, premarket notification and adherence to the Quality System Regulation ("QSR") as well as medical device reporting ("MDR"), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of pre-market approval or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive premarket approval by the FDA pursuant to a premarket approval ("PMA") application to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

    Before they can be marketed, most medical devices introduced to the United States market are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a "510(k) Clearance") or approval of a PMA. Obtaining approval of a PMA application can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. In general, approval of a 510(k) Clearance may be obtained if a manufacturer or seller of medical devices can establish that a new device is "substantially equivalent" to a predicate device other than one that has an approved PMA. The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device. The 510(k) Clearance is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) Notification submission may take 3 to 12 months or longer. If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device's approved or cleared application.

    Generally, if the Company is in compliance with FDA and California regulations, it may market its medical devices throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market. The regulatory international review process varies from country to country. The Company, in general, will rely upon its distributors and sales representatives in the foreign countries in which it markets its products to ensure that the Company compiles with the regulatory laws of such countries. Failure to comply with the laws of such country could have a material adverse effect on the Company's operations and, at the very least, could prevent the Company from continuing to sell products in such countries. Exports of most medical devices are also subject to certain limited FDA regulatory controls.

    We will ensure all regulations are complied with, all registrations are performed and all required clearances are received.

         (k) Costs and Effects of Compliance with Environmental Laws and Regulations

         We are not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property which would lead to liability as a landowner. Therefore, we do not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

         (l)      Employees

         We currently retain 17 personnel worldwide, nine in the United States and eight in Belgium, which include the 11 which were hired in connection with our entrance into the dental equipment market. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. Long term, the Company will attempt to hire additional employees as needed based on its growth rate.

         (m)      Research and Development

         Research and Development (R&D) costs have been minimal. For the fiscal year ended March 31, 2001, we incurred $80,495 for R&D compared to $60,586 for the fiscal year ended March 31, 2000. The dramatic increase for fiscal year 2000 reflects expenses for design and development of the new tube-style packaging and the intensified efforts to develop new products. Because the patented design of the Remedent Toothbrush was developed under the direction of Mr. Vrignaud, we have not incurred substantial research and development costs for the Remedent Toothbrush. Therefore, any research and development costs which have been passed on to the customers have been minimal. We have, however, established a research and development team that will work along with outside consultants to develop and adopt new products, whereupon we anticipate allocating 3% of our gross revenues to research and development in the next five years.

ITEM 2 - PROPERTIES

         We currently lease three facilities for our operations. Two of these commitments represent verbal, month-to-month, agreements. In Escondido, California, we lease approximately 1,000 square feet of office space within the primary residence of Rebecca Inzunza, an officer and shareholder, for $655 per month. In Lake Forest, California, we lease approximately 2,400 square feet of office and warehouse space from an unrelated third party for $2,380 per month. In Encino, California, we lease two offices within an executive suites office, on a three-month lease, commencing June 4, 2001, for $1,400 per month.

         Additionally, in Phoenix, Arizona, we utilize approximately 300 square feet within the primary residence of Robert E. Hegemann, an officer and shareholder, with no required rental payments.

ITEM 3 - LEGAL PROCEEDINGS

         To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      MARKET INFORMATION

         Our common stock is quoted on the over-the-counter Pink Sheet under the trading symbol REMM. The table below shows the high and low bid prices of our common stock by quarter for the last two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         ---------------------------------------------------------------------------------------------
                                                                              Bid Prices
                                                                         High               Low
         ---------------------------------------------------------------------------------------------
         Quarter ended June 30, 1999                                           1.375            0.750
         ---------------------------------------------------------------------------------------------
         Quarter ended September 30, 1999                                      2.313            0.813
         ---------------------------------------------------------------------------------------------
         Quarter ended December 31, 1999                                       1.500            0.563
         ---------------------------------------------------------------------------------------------
         Quarter ended March 31, 2000                                          0.490            0.090
         ---------------------------------------------------------------------------------------------
         Quarter ended June 30, 2000                                           0.375            0.125
         ---------------------------------------------------------------------------------------------
         Quarter ended September 30, 2000                                      0.490            0.090
         ---------------------------------------------------------------------------------------------
         Quarter ended December 31, 2000                                       0.220            0.060
         ---------------------------------------------------------------------------------------------
         Quarter ended March 31, 2001                                          0.250            0.060
         ---------------------------------------------------------------------------------------------

         (b)      STOCKHOLDERS

         As of June 25, 2001, there were approximately 391 holders of record of the Company's common stock and 246 beneficial owners whose shares are held by banks, brokers and other nominees.

         (c)      DIVIDENDS

         The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and financial statements contained herein are for the fiscal years ended March 31, 2001 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

         OVERVIEW

         The Company develops, markets and distributes toothbrushes and oral hygiene products.

         RESULTS OF OPERATIONS

         Comparative details of results of operations for the years ending March 31, 2001 and 2000.

                                                                        YEAR ENDING            YEAR ENDING
                                                                       MARCH 31, 2001         MARCH 31, 2000
                                                                      ----------------       -------------------
   NET SALES                                                                    $ 436,448             $ 448,459
   COST OF SALES                                                                  154,848               161,375
                                                                               ----------            -----------
            GROSS PROFIT                                                          281,600               287,084

   OPERATING EXPENSES
      Research and Development                                                     80,495                60,586
      Sales and Marketing                                                         438,873               322,454
      General and Administrative                                                  320,038               769,232
      Depreciation and Amortization                                                13,253                13,314
                                                                               ----------            ----------
            TOTAL OPERATING EXPENSES                                              852,659             1,165,586
   (LOSS) FROM OPERATIONS                                                       (571,059)             (878,502)
   OTHER INCOME (EXPENSE)
      Interest Income                                                                 169                   343
      Interest Expense                                                          (200,114)              (23,438)
                                                                               ----------            ----------
            TOTAL OTHER INCOME (EXPENSES)                                       (199,945)              (23,095)

   (LOSS) BEFORE INCOME TAXES                                                   (771,004)             (901,597)

   Income Tax Benefit (Expense)                                                       850               (1,100)
                                                                               ----------            ----------

            NET (LOSS)                                                         $(771,854)            $(902,697)
                                                                               ==========            ==========

         For the fiscal year ending March 31, 2001, net sales decreased by $12,011 from $448,459 in 2000 to $436,448 in 2001. This represents a 3% decrease over the comparable period ending March 31, 2000. We anticipate sales will continue to decrease in both domestic and international markets due to cash flow shortages preventing the production of inventory, until the implementation of our restructuring plan.

         Cost of goods sold decreased by $6,527 or 4% for the year ending March 31, 2001 over the comparable period ended March 31, 2000.

         Gross profit for the year ended on March 31, 2001 remained consistent at 64% with the comparable period ended March 31, 2000.

         Research and development expenses as of March 31, 2001 increased by $19,909 over the prior fiscal year, due primarily to the increase in salary for Kenneth Hegeman, an employee within engineering. We expect we will continue to invest in research and development. We plan to allocate 3% of sales to the R & D budget, and are currently working on the development of eight additional products.

         Sales and marketing costs as of March 31, 2001 and 2000 were $438,873 and $322,454 respectively, which represents an increase of $116,419 or 36%. This is the result of increased promotional discounts provided to customers to continue to increase product awareness and market saturation.

         General and administrative costs for 2001 and 2000 were $320,038 and $769,232 respectively, a decrease of $449,194 or 58%. The decrease was the result of significant reductions in personnel and related payroll and benefit expenses, and advertising as our cash flow shortages forced us to downsize our operations. Additionally, rent and the related utilities expenses were reduced as we relocated into smaller facilities.

         Net interest expense increased by $176,676 during the year ended March 31, 2001 over the comparable period ending March 31, 2000. The increase in interest expense was largely due to the conversion feature of the convertible debentures entered into with shareholders during the year.

         Inflation has not had a material effect on our revenue and income from continuing operations in the past three years. We do not expect inflation to have a material future effect.

         Because our contract with Shummi and others have been contemplated in US dollars, the cost of products will not be affected by exchange rate fluctuations.

         LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2001, our current liabilities exceeded our current assets by $976,945. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. In addition, cash flow and liquidity is contingent upon the success of our restructuring plan. The inability to complete the proposed PEO acquisitions or develop and market high-technology dental equipment will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

         Since our inception in 1996, we have sustained net losses and negative cash flow, due largely to start-up costs, general and administration expenses, inventory, marketing and other expenses related to market development and new product launch. As a result, we have financed our working capital requirements principally through loans and the private placement of our common stock.

         In January 1999, Ms. Inzunza loaned the Company $50,000 at 7% interest which was paid throughout the year and as of March 31, 2001 the principal balance was paid in full. On December 11, 1998, Remedent received a $50,000 line of credit from Union Bank of Arizona. We have drawn upon the full amount. The interest rate was 10.250% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,970.55 was converted to a five-year loan with an interest rate of 11.50%, monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest.

         During the fiscal year ended March 31, 2001, the Company borrowed $149,002 from shareholders and a director in the form of convertible debentures. These debentures are unsecured, due on demand and bear interest at 10% per annum. In addition, at the sole discretion of the holder, can be converted to stock at 37.5% of the average trading price 30 days prior to maturity.

         During the year ended March 31, 2000 we have borrowed from Kenneth Yanika, a shareholder, a total of $15,000 as a working capital loan. This loan is unsecured, due on demand without a maturity date and bears no interest.

         Kenneth J. Hegemann, an officer, operates CRA Labs, Inc., a related business that advanced $11,500 during the fiscal year ended March 31, 2001. We repaid $4,000 of these advances during the fiscal year ended March 31, 2001, leaving a balance of $15,063 at March 31, 2001. Similar to the other working capital loans, this is an unsecured debt and bears interest at 10% per annum.

         We expect to continue to experience negative cash flow through at least fiscal 2001, and may continue to do so thereafter while we implement our restructuring plan. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of March 31, 2001, we had a working capital deficit totaling $976,945 and a shareholders deficit of $925,301.

         For the year ending March 31, 2001, liabilities totaled $1,092,220 and $774,256 for the year ending March 31, 2000, which represents an increase of $317,964. This was largely due to the draw of additional debentures shareholders and the non-payment of existing payables due to working capital deficiencies.

         Frequently we have been unable to make timely payments to our trade and service vendors. As of March 31, 2001, we had past due payables in the amount of $413,184, representing a 4% increase from the prior fiscal year. Deferred payment terms have been negotiated with most of the vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date. Notes payable increased by $136,968 due to additional working capital loans from shareholders. Details for these loans are included in the footnotes of the financial statements. Accrued liabilities increased by $174,921. This amount represents accrued salaries for officers and employees.

         For the years ending March 31, 2001 and 2000, net cash used for operating activities was $161,230 and $67,780, respectively. As of March 31, 2001 we had a working capital deficiency of $976,945, as compared to a working capital deficiency of $554,067 at March 31, 2000. Our business operations will require substantial capital financing on a continuing basis.

         We have taken several actions, which we believe will improve our short-term and long-term liquidity and cash flow. For the short term, we have improved liquidity and cash flow by obtaining short term loans, reducing expenses, reducing employee compensation, eliminating warehousing fees and reducing insurance expenses. For the long term, we have developed and begun implementation on a complete business restructuring plan.

         Our business operations will require substantial capital financing on a continuing basis. Based upon our cash flow projections, significant capital infusion is necessary to fully implement our restructuring plan and pay existing delinquent payables. We plan to finance such through loans, equity investments and other transactions. We reasonably believe that the net proceeds from our efforts, assuming the maximum amount is raised and loans are obtained, plus revenues generated from operations, will be sufficient to fund our operations. However, there can be no assurance that we will be able secure the necessary financing. In the event that we are unsuccessful in completing financing arrangements, we would have difficulty meeting our operation expenses, satisfying our existing or future debt obligations, or succeeding in implementing our restructuring plan. Without sufficient cash flow we are unable to satisfy our debt obligations, our ongoing growth and operations are, and will continue to be, restricted and there is substantial doubt as to our ability to continue as a going concern. If this were to happen our contingency plan would be to work with existing oral care companies who do not have a premium toothbrush. We would attempt to secure an agreement with them to be their premium toothbrush provider.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this filing, for the reasons, among others, described within the various sections. You should read the filing carefully, and should not place undue reliance on any forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. Each year the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

         The directors and executive officers of the Company are shown in the table below. Ms. Rebecca M. Inzunza is married to Mr. Kenneth J. Hegemann and Mr. Robert E. Hegemann and Mr. Jay W. Hegemann are the sons of Mr. Kenneth J. Hegemann.

-------------------------------------------------------------------------------------------
PERSON                           AGE       POSITION
-------------------------------------------------------------------------------------------
Kenneth J. Hegemann               53       Senior Vice President, Research & Development
-------------------------------------------------------------------------------------------
Rebecca M. Inzunza                45       President, CEO, CFO and Director
-------------------------------------------------------------------------------------------
Robert E. Hegemann                33       Senior Vice President, Treasurer and Director
-------------------------------------------------------------------------------------------
Jay W. Hegemann                   30       Secretary
-------------------------------------------------------------------------------------------
Earl Moore, DDS, M.S.D.,
    F.A.C.D., F.I.C.D.            65       Director
---------------------------- ------------- ------------------------------------------------
Edward E. Quincy, DDS             53       Director
---------------------------- ------------- ------------------------------------------------

         KENNETH J. HEGEMANN, SENIOR VICE PRESIDENT - RESEARCH & DEVELOPMENT - Mr. Hegemann has developed numerous products, which have been in use since 1971, and holds more than 20 US and foreign patents for products ranging from irrigation systems, hand tools, and personal care products. He is a hands-on inventor and product developer. With the aid of his two sons Rob and Jay, they have personally built prototypes for all of their patents. All of the Hegemann patents have become commercialized products and many are selling all over the world. A number of the Hegemann patents relate to better ways of brushing teeth and gums. For the past 15 years, he has been consumed in a relentless pursuit to find a cure for gum disease. His latest patent is for a robotic toothbrush that will change the way people care for their teeth and gums in the near future. More can be learned about the concept by visiting oralbot.com. Mr. Hegemann graduated from Lier Siegler with a degree in Engineering Technology.

         REBECCA M. INZUNZA, PRESIDENT, CEO, CFO AND DIRECTOR - Ms. Inzunza co-founded Remedent USA, Inc. in September 1996. She serves as President, Chief Financial Officer and Chief Executive Officer. Before launching this endeavor, Ms. Inzunza was President and CEO of Curvex Corporation from 1990 to 1996. In a position prior to Curvex, she served as a department manager with Sears Savings Bank where she oversaw departmental computer system requirements and compatibility bank wide. Ms. Inzunza graduated from Mira Costa College with honors.

         ROBERT E. HEGEMANN, SENIOR VICE PRESIDENT, TREASURER, DIRECTOR - Mr. Hegemann co-founded the Company along with Ms. Inzunza and Mr. Vrignaud in September 1996. Prior to joining the Company, Mr. Hegemann gained management experience as director of operations at Pro Care Laboratories and Curvex Corporation from 1986 to 1996. He was also instrumental in development of the Brushrite Automatic Toothbrush and other oral care products during his tenure with Pro Care Laboratories and Curvex Corporation. Mr. Hegemann studied Advertising at Northern Arizona University and Organizational Communication at University of Nebraska. Mr. Hegemann did not receive a degree from these institutions.

         JAY W. HEGEMANN, SECRETARY - Mr. Hegemann is an accomplished product developer. He is proficient in all aspects of product development including design using the three-dimensional software Solid Works. He also operates the company's Research and Development facility located in Escondido CA. with a complete line of digitally controlled machining tools. Mr. Hegemann graduated from Spartan School of Aeronautics and is a hobby pilot and airplane builder.

         EDWARD E. QUINCY DDS, DIRECTOR - Dr. Quincy is currently President of Tri-State Dental, P.C., a company that he founded in 1985, which has twenty-six dental offices in three states. He also owns Dental Rental, LLC, a business that manages the rental of fourteen dental-related buildings. Dr. Quincy previously served as President for Quality Kare Dental, Crofton Dental Partnership, and Henderson Family Dentistry and owned a successful dental practice in Nebraska. Dr. Quincy graduated from Kearny State College in 1970 with a BS Degree, as well as from the University of Nebraska College of Dentistry in 1976 with a Doctor of Dental Surgery Degree.

         EARL MOORE, DDS, M.S.D., F.A.C.D., F.I.C.D., DIRECTOR - Dr. Moore founded and has maintained a successful private dental practice since 1959 to date, specializing in Periodontology. Dr. Moore is a member of the American Academy of Periodontology and the Southwest Society of Periodontology. He is a member and has served as President of the Southwest Society of Dental Medicine. Dr Moore is also a member and past President of the Dallas County Dental Society. He is an active member of the Texas Dental Association and the American Dental Association.

         (b)      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 2001 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10-EXECUTIVE COMPENSATION

         (a)      SUMMARY COMPENSATION

         The following table and attached notes sets forth the compensation of the Company's executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance, reimbursement of expense, and other benefits provided to such individual that are extended in connection with the ordinary conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation:

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                                                             AWARDS              PAYOUTS
    Name and        Year    Salary ($)  Bonus          Other        Restricted    Securities      LTIP         All other
    Principal                             ($)         Annual          stock       Underlying    pay-outs    compensation ($)
    Position                                       compensation    award(s) ($)    Options/        ($)
                                                        ($)                        SARs (#)
Rebecca Inzunza,   2001     $80,400     $-0-      $-0-             $-0-          -0-           $-0-         $-0-
President, CEO,    2000     $80,400     $-0-      $-0-             $-0-          -0-           $-0-         $-0-
CFO                1999     $79,060     $-0-      $-0-             $-0-          -0-           $-0-         $-0-

Robert E.          2001     $40,872     $-0-      $-0-             $-0-          -0-           $-0-         $-0-
Hegemann, Sr.      2000     $40,872     $-0-      $-0-             $-0-          -0-           $-0-         $-0-
V.P., Treasurer    1999     $36,086     $-0-      $-0-             $-0-          -0-           $-0-         $-0-

Jay W. Hegemann,   2001     $0          $-0-      $-0-             $-0-          -0-           $-0-         $-0-
Secretary          2000     $0          $-0-      $-0-             $-0-          -0-           $-0-         $-0-
                   1999     $0          $-0-      $-0-             $-0-          -0-           $-0-         $-0-
--------------------------------------------------------------------------------------------------------------------------------

         (b)      EMPLOYMENT AGREEMENTS

         While we do not currently have any employment agreements, we anticipate having employment contracts with executive officers and key personnel as necessary, in the future.

         (c)      COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

         (d)      STOCK OPTION PLAN

         On May 4, 2001, the Board of Directors adopted an Incentive and Nonstatutory Stock Option Plan (the "Plan"), reserving 5,000,000 shares underlying options for issuance under this plan. There is a restriction than no more than 1,000,000 options may be granted to any one individual or entity in any one calendar year under the Plan. To date, no options have been granted pursuant to the Plan.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the shareholdings of those persons who:
(i) own more than five percent of our common stock as of the date hereof with the number of outstanding shares at 13,002,118; (ii) are officers or directors of the Company; and (iii) all officers and directors as a group:

------------------------------------------------------------------------------------------------------------------------
     TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER      AMOUNT AND NATURE OF       PERCENT OF CLASS
                                                                         BENEFICIAL OWNER
------------------------------------------------------------------------------------------------------------------------
Common (Restricted)        Kenneth J. Hegemann                                             -0-                   -0-%
                           (Vice President, Research & Development)
                           1220 Birch Way
                           Escondido, CA 92097
------------------------------------------------------------------------------------------------------------------------
Common (Restricted)        Rebecca M. Inzunza                                        2,679,495                  20.6%
                           (President/CEO/CFO, Director)
                           1220 Birch Way
                           Escondido, CA 92097
------------------------------------------------------------------------------------------------------------------------
Common (Restricted)        Robert E. Hegemann                                          991,900                   7.6%
                           (SVP, Treasurer, Director)
                           6522 East Sharon Road
                           Scottsdale, AZ 85254
------------------------------------------------------------------------------------------------------------------------
Common (Restricted)        Jay W. Hegemann (Secretary)                                 743,925                   5.7%
                           748 Vinewood, Suite C&D
                           Escondido, CA 92029
------------------------------------------------------------------------------------------------------------------------
Common (Restricted)        Edward E. Quincy, DDS (Director)                            693,280                   5.3%
                           314 N. 14th - Box 87
                           Newman Grove, NE 68758
------------------------------------------------------------------------------------------------------------------------
Common (Restricted)        Earl Moore (Director)                                         5,460                      *
                           8140 Walnut Hill Lane, #201
                           Dallas, TX 75231
------------------------------------------------------------------------------------------------------------------------
                           All Officers and Directors as a group                     6,106,797                  47.0%
                           (6 persons)
------------------------------------------------------------------------------------------------------------------------
Common (Restricted)        Jean Louis Vrignaud                                         910,000                   7.0%
                           108 Rue De Cherche Midi
                           Paris, France 75006
------------------------------------------------------------------------------------------------------------------------

* Less than 1%

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS

         Remedent leases 1,000 square feet of office space at 1220 Birch Way, Escondido, California. This dwelling belongs to Ms. Inzunza and acts as our headquarters. Since January 1998, Remedent has paid $300 per month directly to Ms. Inzunza for this office space. As of January 1, 2000, the lease amount was increased to $655. We also utilize warehouse space located within the home of one of our officers, Robert Hegemann, in Phoenix, Arizona. The Company pays no rent for the use of the space. These arrangements are open ended, and we believe that with funding in place, we will be able to move offices to a more appropriate business center.

         In 1999, Ms. Inzunza loaned a total of $50,000 to the Company. As of March 31, 2001, the entire balance was paid in full including interest.

         As of March 31, 2001 and 2000, we maintained a receivable of $0 and $4,749, respectively, from Famcare, Inc., a Company owned 100% by Kenneth Hegemann, an officer. Additionally, for the fiscal years ended March 31, 2001 and 2000, we made advances of $10,895 and $12,170, respectively, to Ms. Inzunza. As of March 31, 2001, these advances were applied to the accrued salaries due to this individual.

         On October 5, 1996, we entered into a royalty agreement with Jean Louis Vrignaud, a holder of more than 5% of outstanding stock, under which Mr. Vrignaud is to receive a 4.5% royalty of the net sales with a cap of $2 million as compensation for the assignment of all Remedent patents. No royalties have been paid and the balance owed has been accruing in a general ledger and as of March 31, 2001 the total due is $50,394.

TRANSACTIONS WITH PROMOTERS

         We entered into a six month contract with In-Touch Communications, 2990 Quebec Street, Suite 305, Vancouver, Canada V5T 4P7 on June 7, 1999. Under the terms of the contract, In-Touch was to provide increased visibility and investor awareness through cost effective methods. In-Touch arranged print advertising to a financial publication to develop exposure for the Company to potential new investors. In-Touch also provided follow-up to leads from the advertising, calling and informing the interested potential investors. They also mailed informational packages to them. In-Touch informed current shareholders of our developments and answered shareholder inquiries over the phone. They also mailed out an Information Request Form (Business Reply Mail) and updated the database of the current shareholders once the Information Request Forms were sent back by the shareholders. In-Touch provided news dissemination via fax, mail, and e-mail. In exchange, we would pay expenses up to $500 per month and issue 60,000 shares of restricted common stock, valued at $71,200, to In-Touch. As of March 31, 2000, a total of $929.12 was been paid in expenses. Beginning July 1, 1999 through December 1, 1999, 10,000 restricted common shares were issued per month. The contract with In-Touch Communications expired December 7, 1999.

         On August 9, 1999, we entered into an agreement with Rubicon Capital Partners Inc, 4275 Executive Square, Suite 1100, La Jolla, CA 92037 to provide consulting services relating to our business reorganization, re-capitalization, and mergers and acquisition programs. This contract was to be for a period of twenty-four months, but was mutually cancelled as of December 31, 1999. We paid $8,000 upon signing of the contract. We satisfied the outstanding balance of $68,479 with the issuance of 148,050 of our restricted shares of common stock in 2001. The number of shares was calculated on the closing price of the day the invoices were dated.

         On February 15, 2000, the Company entered into a contract with Merryvale Group International, 1620 Tiburon Ave, Tiburon, CA. 94920, under the terms of which Merryvale is to provide a plan for raising $3 million in working capital, search out and introduce Remedent to potential strategic partners for either a possible merger or acquisition, effect a contact network base in the US, Canada, Great Britain and Asia, draft corporate resolutions, board minutes and shareholders minutes, coordinate shareholder meetings and oversee relations with contacts on our behalf, in addition to performing promotional services as directed. In exchange, Merryvale received 16,666 Remedent shares from Lee Grothe, a Remedent shareholder who, in turn, requested and received 25,000 restricted common shares. Upon funding, we agreed that we would pay an additional cash fee of 10% on the funds raised. In addition, we have agreed to pay Merryvale an additional 100 shares for every $1,000 raised. The duration of this agreement was until June 15, 2000; however, we have remained in contact with Merryvale. To date, Merryvale has made a few introductions to potential investors, however, no investments have been made to date.

         On February 24, 2000 we entered into a contract with Charterbridge Financial Group, 350 West Ash Street, Suite 1002, San Diego, CA 92101. Charterbridge was to produce a shareholder Communications/Investor Relations brochure to be distributed bi-monthly; distribute company news through many different vehicles such as newsletters, email, radio interviews; present Remedent USA, Inc. to various media and periodical sources; introduce Remedent to potential strategic partners for either merger or acquisition; and make introductions to potential investors, lenders, borrowers, trust, corporations, merger/acquisition candidates and unincorporated business entities. In exchange, Charterbridge received 90,000 common shares, valued at $61,830, from Remedent shareholders Edward Quincy and Lee Dahl who in turn requested, and received 94,500 and 40,500 restricted common shares respectively. On the first of each following quarter, Charterbridge was to receive an additional 150,000 common shares. The term of this agreement was one year ending on February 23, 2001, however, this agreement was mutually terminated on March 1, 2000 and no additional compensation has been paid above the initial 90,000 shares. Charterbridge did not perform any of the services contemplated by the agreement.

         On March 10, 2000, we entered into a contract with First Canadian Capital, 1118 Homer Street #210, Vancouver, B.C. Canada V68 6L5 to provide assistance in identifying merger and acquisition candidates, assist in any due diligence process, recommend transaction terms, give advice and assistance during negotiations, and introduce Remedent USA, Inc. to numerous broker/dealers and investment professionals. The contract is a quarterly agreement for one year and can be cancelled 15 days prior to the end of each quarter. The agreement was to expire January 31, 2001. First Canadian failed to provide services and their contract was cancelled on

March 15, 2000, with accrued balance of $7,500 to be paid with 11,433 shares of common stock in 2001.

         The services that were to be provided by Merryvale, Charterbridge and First Canadian were substantially similar. The agreements overlap and duplicate. Each was to introduce us to potential strategic partners for either merger or acquisition of our company, and to make introductions to potential investment partners. These groups are not brokers and as such they could only make introductions to us, whereupon all presentations and negotiations are conducted exclusively by us.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

2.1*     Stock Exchange Agreement with Resort World Enterprises, Inc.
3.1* Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986
3.2 Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986
3.3 Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987
3.4 Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995
3.5 Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997
3.6 Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998
3.7 Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent USA, Inc., dated October 5, 1998
3.8*     By-laws
10.1*    Marketing Agreement with Jean Louis Vrignaud
10.2*    Addendum to Marketing Agreement with Jean Louis Vrignaud
10.3*    Sales and Marketing Agreement with Double Eagle
10.4*    Option Agreement with Rubicon Capital Partners
10.5*    Convertible Debenture with Dr. Edward Quincy
10.6*    Client Service Agreement with Continental Capital & Equity Corporation
10.7*    Agent Agreement with Continental Capital
10.8*    Agreement with the Merryvale Group International
10.9*    Contract with In-Touch Communications
10.10*   Agreement with First Canadian Capital
10.11*   Investment Banking Rider with Charterbridge
10.12*   Agreement for Financial Public Support/Retail Support with
         Charterbridge
10.13* Consulting Agreement and Finders Fee Agreement with Rubicon Capital Partners
10.14*   Shummi Manufacturing Contract
10.15    Incentive and Nonstatutory Stock Option Plan, dated May 4, 2001
10.16    Lease for Encino, California office, dated June 4, 2001
10.17    Debenture Agreement
21.1     Subsidiaries
99.2*    List of Patents
99.3*    List of Trademarks

---------------------------
*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on June 30, 2000.

         (b) REPORTS ON FORM 8-K:       None.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REMEDENT USA, INC.

Dated: June 28, 2001              /s/ Rebecca M. Inzunza
                                  ------------------------------------
                                  By:   Rebecca M. Inzunza
                                  Its:   Chief Executive Officer, President
                                  and Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----

/s/ Kenneth J. Hegemann        Chairman                           June 28, 2001
---------------------------
Kenneth J. Hegemann

/s/ Rebecca M. Inzunza         Chief Executive Officer,
---------------------------    President, Chief Financial
Rebecca M. Inzunza             Officer and Director               June 28, 2001



/s/ Robert E. Hegemann         Senior Vice President, Treasurer,
---------------------------    and Director                       June 28, 2001
Robert E. Hegemann

                          INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                     -------
         Independent Auditors' Report                                                   F-1

Financial Statements:

         Balance Sheet as of March 31, 2001 and 2000                                    F-2

         Statements of Operations for the years ended March 31, 2001 and 2000           F-3

         Statements of Changes in Stockholders' Deficit for the
                  years ended March 31, 2001 and 2000                                   F-4

         Statements of Cash Flows for the years ended March 31, 2001 and 2000           F-5

         Notes to Financial Statements                                                  F-6 - F-16

                               Remedent USA, Inc.

                              Financial Statements

                        March 31, 2001 and March 31, 2000

                                    (Audited)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of

REMEDENT USA, INC.

We have audited the accompanying balance sheets of Remedent USA, Inc. as of March 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remedent USA, Inc. as of March 31, 2001 and March 31 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note J to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency, and its total liabilities exceed its total assets, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Siegel-Smith LLP

/s/ Siegel-Smith LLP
----------------------------

Solana Beach, California
June 11, 2001

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                REMEDENT USA, INC.
                                  BALANCE SHEET

           ASSETS                                                             March 31, 2001   March 31, 2000
                                                                              --------------   --------------
CURRENT ASSETS
    Cash and cash equivalents                                                  $     7,686     $     8,125
    Accounts receivable, net                                                        21,262          40,897
    Due from related party                                                               -          16,919
    Inventories, net                                                                82,905         153,712
    Prepaid expense                                                                  3,422             536
                                                                                     -----            ----

         TOTAL CURRENT ASSETS                                                      115,275         220,189

Property & equipment, net                                                           21,488          31,795

Patents, net of accumulated amortization                                            25,969          28,274

Other assets                                                                         4,187           4,782
                                                                                     -----           -----

         TOTAL ASSETS                                                             $166,919        $285,040
                                                                                  ========        ========

          LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable                                                              $412,756        $396,208
    Due to related parties                                                         102,291          37,096
    Accrued liabilities                                                            443,173         280,431
    Customer deposits                                                                    -           8,892
    Current portion capital lease                                                        -           1,629
    Note payable                                                                   134,000          50,000
                                                                                   -------          ------
         TOTAL CURRENT LIABILITIES                                               1,092,220         774,256
                                                                                 ---------         -------


Commitments and contingencies

SHAREHOLDERS' DEFICIT

    Common stock                                                                    13,187          12,685
    Additional paid in capital                                                   1,768,302       1,446,018
    Prepaid services for stock                                                           0         (12,983)
    Accumulated deficit                                                         (2,706,790)     (1,934,936)
                                                                                -----------     -----------
          TOTAL SHAREHOLDERS' DEFICIT                                             (925,301)       (489,216)
                                                                                  ---------       ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                             $166,919        $285,040
                                                                                  ========        ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               REMEDENT USA, INC.
                            STATEMENTS OF OPERATIONS

                                                                                      For the year ended
                                                                                March 31, 2001   March 31, 2000
                                                                                --------------   --------------
NET SALES                                                                         $436,448         $448,459

COST OF SALES                                                                      154,848          161,375
                                                                                  ---------         --------
           GROSS PROFIT                                                            281,600          287,084


OPERATING EXPENSES
    Research and development                                                        80,495           60,586
    Sales and marketing                                                            438,873          322,454
    General and administrative                                                     320,038          769,232
    Depreciation and amortization                                                   13,253           13,314
                                                                                  ---------         --------

           TOTAL OPERATING EXPENSES                                                852,659        1,165,586
                                                                                  ---------       ----------

LOSS FROM OPERATIONS                                                              (571,059)        (878,502)

OTHER INCOME (EXPENSES)
    Interest income                                                                    169              343
    Interest expense                                                              (200,114)         (23,438)
                                                                                  ---------         --------

           TOTAL OTHER INCOME (EXPENSES)                                          (199,945)         (23,095)
                                                                                  ---------         --------

LOSS BEFORE INCOME TAXES                                                          (771,004)        (901,597)

    Income tax benefit (expense)                                                      (850)          (1,100)
                                                                                  ---------         --------

           NET (LOSS)                                                            $(771,854)       $(902,697)
                                                                                 ==========       ==========

LOSS PER SHARE                                                                      ($0.06)          ($0.07)
                                                                                 ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                             12,966,167       12,487,573
                                                                                ===========      ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               REMEDENT USA, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                     Additional
                                          Common Stock
                                          ------------                 Paid-in   Accumulated       Accounts
                                         Shares         Amounts        Capital      Deficit        Receivable    Total
                                        --------       ----------     ---------    ---------      ------------   ------
Balance, March 31, 1999                12,433,780       $12,434      $1,187,332    $(1,032,239)      $    0     $167,527
                                       ==========       =======      ==========   ============       ======     ========
   July 13, 1999                                -             -          10,000              -            -       10,000
   Debenture Conversion
   April 1999 - March 2000                251,523           251         248,686              -      (12,983)    $235,954
   March 31, 2000 Net loss                      -             -               -       (902,697)           -     (902,697)
                                       ----------      --------      -----------  -------------   ---------   -----------
Balance, March 31, 2000                12,685,303       $12,685      $1,446,018    $(1,934,936)    $(12,983)   $(489,216)
                                       ==========       =======      ==========   ============    =========   ==========

   April 2000 - March 2001                 29,882            30           9,470              -            -        9,500
   Shares for services

   April 2000 - March 2001                      -             -         149,002              -            -      149,002
   Debenture Conversion

   April 2000 - March 2001                472,131           472         163,812              -            -      164,284
   Shares for debt

   April 2000 - March 2001                      -             -               -              -       12,983       12,983
   Prepaid services for prior
year shares

   March 31, 2001 Net loss                      -             -               -       (771,854)           -     (771,854)
                                       ----------      --------      -----------  -------------   ---------   -----------
Balance, March 31, 2001                13,187,316       $13,187      $1,768,302    $(2,706,790)          $0    $(925,301)
                                       ==========       =======      ==========   ============           ==   ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               REMEDENT USA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                             For the year ended
                                                                      March 31, 2001      March 31, 2000
                                                                     ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                      $(771,854)    $(902,697)
Adjustments to reconcile net loss to net cash
provided by operating activities:
    Depreciation and amortization                                                13,253        13,314
    Stock for services                                                          159,065       245,954

Changes in operating assets and liabilities:

       Accounts receivable                                                       19,636        (5,523)
       Inventories                                                               70,807        17,424
       Prepaid expenses                                                          (2,886)          102
       Accounts payable                                                         136,894       338,704
       Accrued liabilities                                                      189,694       219,652
       Deposits                                                                  (8,892)        5,290
                                                                                --------      --------
NET CASH USED IN OPERATING ACTIVITIES                                          (194,283)      (67,780)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment                                                             (640)      (16,551)
Notes to related parties                                                        104,844       (10,975)
                                                                                --------      --------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                104,204       (27,526)

CASH FLOWS FROM FINANCING ACTIVITIES

Lease payments                                                                   (1,354)       (1,646)
Proceeds from notes and debentures                                              109,073        52,697
Officer loans (repayments)                                                            -       (22,202)
Note payments                                                                   (18,079)      (14,800)
                                                                                --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        89,640        14,049
                                                                                --------      --------

NET (DECREASE) IN CASH                                                             (439)      (81,257)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      8,125        89,382
                                                                                --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $7,686        $8,125
                                                                                ========      ========

Supplemental Non Cash Investing and Financing Activities:

During the year ended March 31,2001 the Company issued stock, valued at $322,785, for consulting, marketing, personnel services and debenture conversion benefits.

During the year ended March 31,2001 the Company realized consulting services, valued at $12,983, for stock issued during the year ended March 31, 2000.

During the year ended March 31,2000 the Company incurred expenses for consulting, marketing, personnel services and debenture conversion benefit for stock valued at $248,936.

Supplemental Information:
 Interest paid                                                                  $20,152       $14,550
 Taxes paid                                                                     $     -       $    50

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               REMEDENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND NATURE OF OPERATIONS

Remedent USA, Inc. (the "Company") is engaged in the distribution of a product that combines a toothbrush, gum brush and tongue cleaner on one handle. Credit sales are made to the Company's customers, primarily retail store chains, located throughout the United States, as well as customers within the international market. The Company was originally incorporated on September 30, 1996 in the state of Arizona, and has offices in Escondido, California and Scottsdale, Arizona.

On October 2, 1998 Remedent USA ("Remedent") merged with Resort World Enterprises, Inc., a Nevada corporation ("RWE"). The surviving Company was RWE and immediately changed the name of the Corporation to Remedent USA, Inc. The exchange was a "reverse merger" and accounted for as a recapitalization of Remedent. As a result of the merger, RWE obtained all of the issued and outstanding stock of Remedent for approximately 79% of the new Remedent USA, Inc. stock. Financial statements for the pre-merger periods are the historical financial statements of Remedent.

BASIS OF ACCOUNTING

The Company's financial statements have been prepared on an accrual basis of accounting, in conformity with generally accepted accounting principles as a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. (Note J)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash or cash equivalents.

ACCOUNTS RECEIVABLE

The Company sells premium toothbrushes to various companies, primarily to retail chains located throughout the United States. The terms of sales are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of March 31, 2001 and 2000 the allowance for doubtful accounts was $1,000 and $3,000, respectively. During the years ended March 31, 2001 and 2000, the Company had written off a nominal amount of uncollectable accounts.

The Company uses the allowance method to account for uncollectable accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

INVENTORIES

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below:

                                                     2001             2000
                                                     ----             ----
        Inventory-Supplies                         $23,593           $34,751
        Displays and Raw Materials                  45,436            61,970
        Finished Goods                              13,876            56,991
                                                    ------            ------
                                                   $82,905          $153,712
                                                   =======          ========

PATENTS

Patent costs are amortized using the straight-line method over 15 years. Patent values and accumulated amortization at March 31, 2001 and 2000 are as follows:

                                                      2001               2000
                                                      ----               ----
        Patent                                      $34,199            $34,199

        Accumulated amortization                      8,230              5,925
                                                      -----             ------

        Patents, net                                $25,969            $28,274
                                                    =======            =======

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided using accelerated methods over the estimated useful lives of five to seven years for equipment and furniture and shorter of lease term or life of improvements.

ADVERTISING

Advertising costs are expensed in the year incurred. Advertising cost for the year ended March 31, 2001 and 2000 were $127,342, and totaled $123,010, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs, consisting principally of design and development costs devoted to creating new products or improving existing products, are expensed as incurred.

For the fiscal year ended March 31, 2001 and 2000, total research and development costs were $80,495 and $60,586, respectively.

INCOME TAXES

Income taxes, are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred taxes are recognized for temporary differences in the basis of assets and liabilities for financial statement and income tax reporting as well as for operating losses and credit carry forwards. A provision has been made for income taxes due on taxable income and for the deferred taxes on the temporary differences. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS PER SHARE

Earnings per share are provided in accordance with Statement of Financial Accounting Standard No. 128 (FAS No. 128) "Earnings Per Share". Basic earnings per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

REVENUE RECOGNITION

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded.

The Company is currently evaluating the impact of the Staff Accounting Bulletin ("SAB") 101 regarding revenue recognition. However, management does not believe that SAB 101 will have a material effect on the Company's past or present financial results.

In an effort to provide additional exposure of the Company's unique product, the Company does provide, to certain first time buyers, all dental professional customers, and all international customers, an opportunity to acquire the product with certain special marketing discounts. The Company views these discounts not as sales discounts but as a method of marketing its products to customer that may not otherwise purchase the product. For the fiscal Year ending March 31, 2001, international promotional discounts totaled $151,363 all other discounts totaled $59,481 compared to fiscal year ending March 31, 2000 where international discounts totaled $35,158 and all other discounts totaled $21,455. These discounts should be deducted from sales to evaluate the exact sales number. Beginning April 1, 2001, the accounting procedure for posting sales will reflect the actual sales price and not the Company's standard blanket cost to all buyers. It is understood that all promotional discounts for international sales, dental and other will need to be subtracted from revenue and sales and marketing for all comparable periods after April 1, 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded value of notes payable approximate their fair values, as interest is tied to or approximates market rates and their short-term nature.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets consist primarily of property and equipment and patents. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2001, management believes there was no impairment of the Company's long-lived assets.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

Issue 00-14 (Coupons and Others Sales Incentives) addresses the accounting for sales incentives offered voluntarily by a vendor without charge to customers. This issue addresses both the recognition and income statement classification of sales incentives. Generally, the cost of the incentive should be recognized at the date of sale. If the sales incentive results in a loss, the loss should be recognized at the date of sale. However, the Task Force noted the sales incentive might indicate that prior to the sale there has been an impairment of existing inventory. Companies should now apply the guidance in Issue 00-14 no later than in annual or interim financial statements for periods beginning after December 15, 2001.

The Company adopted SFAS 130 (Reporting Comprehensive Income) which establishes standards for reporting comprehensive loss and its components in the financial statements. To date, the Company's comprehensive loss equals its net loss.

SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's financial reporting as well as the chief operating decision-maker, does not currently provide or review information by segments. All financial information is currently analyzed in the aggregate. The Company is currently evaluating various methods of segment reporting for the method which they believe will be most useful to management.

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133 (Accounting for Derivative Instruments and Hedging Activities), which establishes accounting and reporting standards for derivative instruments. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 (Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133) which postponed the adoption date of SFAS No. 133. The Company will adopt the new Statement beginning the first quarter of the fiscal year ending March 31, 2002.

B. PROPERTY AND EQUIPMENT:

   Property and equipment at March 31, 2001 and 2000 are summarized as follows:

                                                      2001              2000
                                                      ----              ----
      Machinery and equipment                      $50,436            $50,436
      Furniture and fixtures                         8,236              7,595
      Leasehold improvements                           779                779
                                                       ---               ---

      Less accumulated depreciation                (37,963)           (27,015)
                                                   --------           --------

      Property and equipment, net                  $21,488            $31,795
                                                   =======            =======

C.       ACCRUED LIABILITIES

   Accrued liabilities at March 31, 2001 and 2000 are summarized as follows:

                                                              2001             2000
                                                              ----             ----
      Accrued salaries and payroll taxes to officers      $309,192          $178,314
      Accrued royalties                                     50,395            40,754
      Accrued interest                                      21,124             6,988
      Accrued audit fees                                    41,533            35,000
      Accrued consulting fees                               18,000            19,375
      Accrued other                                          2,929                 -
                                                             -----                 -
                                                          $443,173          $280,431
                                                          ========          ========

D.   NOTES PAYABLE:

   On December 11, 1998, the Company entered into a one-year Promissory Note for $50,000 with a bank, bearing interest at 10.25% annually. On April 26, 2000, the Company refinanced the debt by converting the original note into a five-year variable Promissory Note, payable on demand. The Note is secured by all of the Company's assets. The Note does not contain any restrictive financial covenants.

   Since the commencement of operations, the Company has borrowed various amounts from shareholders to provide working capital and fund operations. These borrowings are in the form of unsecured convertible debentures, due on demand and bearing an interest rate of 10%. In addition, at the sole discretion of the holder, the debenture is convertible into common stock at a percentage between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. $90,000 was borrowed from shareholders during the fiscal year ended March 31, 2001, resulting in a charge to interest expense in the same amount for the beneficial conversion feature ("BCF") of the debentures. The BCF is calculated as the shares issuable upon conversion, as of the date of the debenture, multiplied by the conversion benefit, representing the variance between the share price and conversion price as of the date of the debenture. The BCF is limited to the proceeds of the debenture, and as a result of charge to interest expense of $90,000 was recorded during the fiscal year ending March 31, 2001. The BCF was calculated based upon the 30 day period prior to the date of the notes, and is subject to change based on the 30 day period prior to the maturity dates. As of March 31, 2001, $2,489 was accrued for unpaid interest.

   Notes payable consists of the following as of March 31:

                                                                                        2001               2000
                                                                                        ----               ----
      Promissory Note at 11.50% (Prime + 2.5%), due on demand                      $       -              $50,000

      Promissory Note at 11.50% (Prime + 2.5%), due on demand, principal and interest payable in monthly installments of $1,099 ($8,956 principal due in fiscal 2002), final
         maturity April 2005                                                          44,000                    -


      Convertible debentures at 10%, due on demand                                    90,000                    -
                                                                                      ------                    -

                                                                                    $134,000              $50,000
                                                                                    ========              =======

   E.  RELATED PARTY TRANSACTIONS:

   Due to related parties at March 31, 2001 and 2000 are summarized as follows:

                                                                       2001                               2000
                                                                     -------                            --------
      Advances from Rebecca Inzunza, an officer,
         through the use of a personal credit card for
         business expenses.                                          18,226                              $4,533
      Advances from a company operated by
        Kenneth Hegemann, an officer, of $11,500 and
        $21,563 for the fiscal year ended March 31, 2001
        and 2000, respectively. Repayments of $4,000 and
        $14,000 were made during the fiscal year ended
        March 31, 2001 and 2000, respectively. As of
        March 31, 2001, $1,237 is accrued for
        unpaid interest.                                             15,063                               7,563
      Borrowings from a director in the form of
        convertible debentures.                                      69,002                              10,000
      Borrowings from a shareholder in the form
        of a working capital loan.  On March 31,
        2001, the Company issued 148,050 shares
        of common stock included the
        repayment of the loan.                                            -                              15,000
                                                                          -                              ------



      Due to related parties                                       $102,291                             $37,096
                                                                   ========                             =======


The convertible debentures issued to the director are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder. The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of March 31, 2001, $6,607 was accrued for unpaid interest.

The Company leases approximately 1,000 square feet of office space, which serves as the Company's corporate headquarters, within Rebecca M. Inzunza's primary residence. The rental agreement with Ms. Inzunza, an officer and shareholder, is a month to month agreement, with monthly payments of $650. Rent expense totaled $7,800 and $4,665 for the years ended March 31, 2001 and 2000, respectively. The Company also utilizes approximately 300 square feet of office and warehouse space, within Robert E. Hegemann's primary residence. There is no rental agreement with Mr. Hegemann, an officer and shareholder.

The Company has a royalty agreement with Jean Louis Vrignaud which provides 4.5% royalty of the net sales with a cap of $2 million dollars on royalties for the assignment of all patents to the Company. Mr. Vrignaud was an officer and director during the fiscal year ending March 31, 1999, and occupied no position with the Company for the fiscal years 2001 or 2000. Mr. Vrignaud was owed $50,395 and $40,754 as of March 31, 2001 and 2000, respectively. Total royalty expenses incurred under this agreement totaled $9,640 and $16,962 for the years ended March 31, 2001 and 2000, respectively.

In March 1999, the Company entered into an agreement with Double Eagle for Sales and Marketing Services. The services Double Eagle provided were valued at 11% (6% management fee and a 5% brokerage commission) of net invoiced amounts for all products delivered to customers. A guaranteed minimum monthly management fee of $4,000, was payable and available for offset of the 6% management fee. The Company incurred $84,000 in services since the commencement of the agreement, with an accrued balance payable of $61,000 as of March 31, 2001. The agreement was canceled in July of 2000.

The Company has a separate agreement with Double Eagle, for the services of Steve Grassbaugh as the Company's former Chief Financial Officer. Services provided by Mr. Grassbaugh were valued at $60,000 per annum, payable in cash and shares. The Company incurred $75,000 in services and has an accrued balance of $18,000 as of March 31, 2001. This agreement was also canceled in July of 2000.

As of March 31, 2001 and 2000, the Company maintained a receivable of $0 and $4,749, respectively, from Famcare, Inc., a Company owned 100% by Kenneth Hegemann, an officer. Additionally, for the fiscal years ended March 31, 2001 and 2000, the Company made advances of $10,895 and $12,170, respectively, to Rebecca Inzunza, an officer. As of March 31, 2001, these advances were applied to the accrued expenses due to this individual.

F.  INCOME TAXES:

   A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                                         2001                  2000
                                                                         ----                  ----
      Computed tax at the federal statutory rate of 34%               $(162,220)           $(309,200)
      Valuation allowance                                             $ 161,370            $ 308,100
                                                                      ---------             ---------

      Provision (benefit) for income taxes                                 $850               $1,100
                                                                          =====              =======

      Change in Valuation Allowance                                   $(146,730)           $ 107,913

   For the period ended March 31, 2001 the Company had available approximately $1,174,370 of unused net operating loss carry-forwards for federal tax and Arizona state tax purposes and approximately $587,185 for the State of California. These loss carry-forwards begin to expire in the year 2011 if not previously utilized. In addition, the Company has an unused research credit for the year ended March 31, 2001 of approximately $16,000.

G. SHAREHOLDERS' DEFICIT:

The Company has 50,000,000 shares of $0.001 par value common stock authorized. At March 31, 2001 and 2000, there were 13,187,316 shares and 12,685,303 shares issued and outstanding respectively.

For the year ended March 31, 2001, for the conservation of working capital, the Company issued common stock as payment for services and existing accounts payable. A total of 502,013 shares were issued for the payment of $9,500 in services, $15,000 in pre-existing debt and $149,284 is existing accounts payable.

For the year ended March 31, 2000, for the conservation of working capital, the Company issued common stock as payment for services and existing accounts payable. A total of 251,523 shares were issued for the payment of $248,686 in services.

H.    CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. The Company controls credit risk to accounts receivable through credit approvals, credit limits, and monitoring procedures.

For the year ended March 31, 2001 one customer accounted for 48% of sales, while no others accounted for more than 10%, individually. For the same period ended March 31, 2000 a separate customer accounted for approximately 42% of the Company's sales.

At March 31, 2001, three customers, each of who accounted for more than 10% of the Company's accounts receivable, accounted for 66% of accounts receivable in aggregate. At March 31, 2000, three customers, each of who accounted for more than 10% of the Company's accounts receivable, accounted for 67% of accounts receivable in aggregate.

I.       COMMITMENTS AND CONTINGENCIES

FACILITY LEASES

The Company leases three facilities for its operations. Three of these commitments represent verbal, month-to-month, agreements. In Escondido, California, the Company leases approximately 1,000 square feet of office space within the primary residence of Rebecca Inzunza, an officer and shareholder, for $655 per month. In Lake Forest, California, the Company leases approximately 2,400 square feet of office and warehouse space from an unrelated third party for $2,380 per month. In Encino, California, the Company leases two offices within an executive suites office, on a three-month lease, commencing June 4, 2001, for $1,400 per month.

SERVICES CONTRACTS

On June 7, 1999, the Company entered into an agreement with In Touch Communications, (`In Touch"), a financial consulting firm. The agreement expired on December 7, 1999 and was not renewed due to an inability to provide the agreed upon services. In accordance with the terms of the agreement, the Company issued 60,000 shares of common stock to In Touch throughout the course of the agreement, valued at $71,220, calculated as of the dates of service.

On February 15, 2000, the Company entered into an agreement with Merryvale Group International ("MGI"), and on March 10, 2000, entered into an agreement with First Canadian Capital, ("FCC"), both financial consulting firm, for the purposes of raising capital. Due to the inability to provide the agreed upon services, the agreements were cancelled on June 15, 2000 and March 15, 2000, respectively. In accordance with the agreements, theses firms were to receive a percentage of any capital raised. Throughout the terms of the agreements, no capital was raised by either of these firms. The Company issued 11,433 shares of common stock in March 2001, as payment for $7,500 of indebtedness to FCC. MGI received 31,666 shares for $20,773 in services.

On February 24, 2000, the Company entered into an agreement with Charterbridge Financial Group, ("CFG"), a financial consulting firm, to enhance Company visibility and market value. The agreement was canceled on May 24, 2000 due to an inability to provide the agreed upon services. Upon signing the agreement, the Company issued to CFG 90,000 shares of common stock, valued at $61,830, calculated as of the date of issuance.

J.      GOING CONCERN

The Company has incurred substantial net losses since inception, and as of March 31, 2001 maintained a working capital and shareholders' deficit of ($976,945) and ($925,301), respectively, raising substantial doubt about the Company's ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

The plan includes the ceasing of direct sales and marketing of the Remedent Toothbrush, and acquisition of and expansion into diversified business ventures.

To reduce overhead and operating costs, the Company will cease the direct sales and marketing of its Remedent Toothbrush, and license the product and related technology to a third party marketer and distributor. This would eliminate all cash requirements for this product as the licensor would support the requisitioning, marketing and distribution. The Company is currently in negotiations with a well-established oral care distributing company, and are attempting to finalize an agreement prior to the beginning of the second quarter of 2002.

The Company will continue to develop additional products for distribution within the oral hygiene market, and will analyze whether to license the related technology or manufacture and distribute in-house, on a case-by-case basis.

Additionally, the Company is in negotiations for the acquisition of a Professional Employer Organization ("PEO") and are also attempting to finalize prior to the beginning of the second quarter of 2002. PEO firms manage payroll and human resource functions as well as provide health, unemployment and workers compensation insurance for small and mid-size businesses. These firms allow these smaller businesses to shift legal risk, lower administrative costs, and obtain lower insurance rates as part of the firm's group of customers.

The Company plans to complete additional PEO acquisitions within the next twelve months, and attempt to improve on industry operating results through the introduction of additional products and services, and efficient consolidation and integration of these entities.

The Company's first target is a family owned and operated firm with growing revenues and current-year profitable operations. The proposed acquisition will be entirely for stock and will require minimal capital investment as current management will remain intact.

On July 1, 2001 the Company will also begin developing, manufacturing, marketing and distributing high-technology dental equipment. The Company has retained 14 additional personnel, 7 engineers and 7 operations and finance, with strong backgrounds in the business of high-technology dental equipment, and will market dental curing and whitening lamps, interoral cameras and hand-held penlights. The Company plans to introduce these products during the second quarter of 2002.

Management believes that if the Company can complete its restructuring plan that the Company can generate sufficient revenues and cash flows to sustain operations. There can be no assurance that the Company will be successful in its efforts and if unsuccessful in its efforts, may be necessary to undertake other actions to preserve asset value. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

K.       FOREIGN OPERATION DISCLOSURES

         During the fiscal year ended 2001, the Company had sales to foreign customers totaling $257,126. The following table reflects sales by country and customer.

                            Customer                  Revenue          Percentage
                                                      Received         of Revenue
                                                      --------         ----------
            Israel         Wienstein                  $210,034            82%
            UK             Murray                       30,540            12%
            Thailand       KWH Int'l                     9,028             4%
            Japan          Feed Corp.                    7,524             3%
                                                      --------          ------
                                       TOTAL          $257,126           100%
                                                      ========          ======

L.       SUBSEQUENT EVENTS

The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan. The plan includes the ceasing of direct sales and marketing of the Remedent Toothbrush, and acquisition of and expansion into diversified business ventures. One business ventures entails the development and marketing of high-technology dental equipment. In connection with this entrance into the dental products market, the Company formed three wholly-owned subsidiaries in June of 2001, Remedent Professional Holdings, Inc. ("RPH"), Remedent Professional, Inc. ("Remedent Professional") and Remedent NV. RPH will act as the holding company, owning 100% of Remedent Professional, marketing and distributing domestically, and Remedent NV, marketing and distributing internationally. In May and June 2000, Remedent Professional entered into two leases for office and warehouse space in Lake Forest, California and Encino, California, respectively.

In May 2001, the Company sold an aggregate of 1,000,000 shares of common stock to a single entity at a price of $0.25, for gross proceeds of $250,000.

In April 2001, the Company adopted a Stock Option Plan.