Form 10QSB
period 2001-06-30
REMEDENT USA INC/AZ
filed 2001-08-10
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED JUNE 30, 2001
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number
REMEDENT USA, INC.

(Name of small business issuer as specified in its charter)

Nevada	86-0837251

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1220 Birch Way
Escondido, California	92027

(Address of principal executive offices)	(Zip code)

(760) 781-3333

(Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of issuer's common stock outstanding as of August 3, 2001: 15,412,958

Transitional Small Business Disclosure Format (check one).  Yes ☐   No ☒

REMEDENT USA, INC.

TABLE OF CONTENTS

FORM 10-QSB REPORT

June 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

REMEDENT USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2001	March 31, 2001

CURRENT ASSETS
Cash and cash equivalents	$163,706	$7,686
Accounts receivable, net	13,720	21,262
Due from related party	-	-
Inventories, net	77,771	82,905
Prepaid expense	275	3,422

TOTAL CURRENT ASSETS	255,472	115,275

Property & equipment, net	23,162	21,488

Patents, net of accumulated amortization	25,400	25,969

Other assets	6,054	4,187

TOTAL ASSETS	$310,088	$166,919

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$370,922	$412,756
Due to related parties	152,104	102,291
Accrued liabilities	477,552	443,173
Customer deposits	-	-
Current portion capital lease	-	-
Note payable	121,734	134,000

TOTAL CURRENT LIABILITIES	1,122,312	1,092,220

Commitments and contingencies

SHAREHOLDERS’ DEFICIT

Common stock	15,412	13,187
Additional paid in capital	2,242,166	1,768,302
Accumulated deficit	(3,069,802)	(2,706,790)

TOTAL SHAREHOLDERS’ DEFICIT	(812,304)	(925,301)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$310,088	$166,919

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
(Unaudited)
	For the quarter ended
	June 30, 2001	June 30, 2000

NET SALES	$21,303	$200,053

COST OF SALES	13,254	69,865

GROSS PROFIT	8,049	130,188

OPERATING EXPENSES
Research and development	46,849	15,085
Sales and marketing	11,523	198,165
General and administrative	300,803	75,134
Depreciation and amortization	3,329	3,329

TOTAL OPERATING EXPENSES	362,504	291,713

LOSS FROM OPERATIONS	(354,455)	(161,525)

OTHER INCOME (EXPENSES)
Interest income	6,318	68
Interest expense	(14,875)	(2,677)

TOTAL OTHER INCOME (EXPENSES)	(8,557)	(2,609)

LOSS BEFORE INCOME TAXES	(363,012)	(164,134)

Income tax benefit (expense)	-	-

NET (LOSS)	$(363,012)	$(164,134)

LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	14,562,970	12,578,637

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	For the quarter ended
	June 30, 2001	June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(363,012)	$(164,134)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,328	3,328
Stock for services	152,500	12,983
Changes in operating assets and liabilities:
Accounts receivable	7,542	(13,525)
Inventories	5,134	44,069
Prepaid expenses	3,147	198
Accounts payable	(41,834)	71,439
Accrued liabilities	34,968	21,992
Deposits	(1,867)	(11,892)

NET CASH USED IN OPERATING ACTIVITIES	(200,094)	(35,542)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(4,433)	-
Notes to related parties	49,813	(18,251)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	45,380	(18,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Lease payments	-	(521)
Proceeds from notes and debentures	-	62,249
Proceeds from sale of common stock	313,000	-
Note payments	(2,266)	(1,191)

NET CASH PROVIDED BY FINANCING ACTIVITIES	310,734	60,537

NET INCREASE IN CASH	156,020	6,744
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,686	8,125

CASH AND CASH EQUIVALENTS, END OF YEAR	$163,706	$14,869

Supplemental Non Cash Investing and Financing Activities:

During the quarter ended June 30, 2001, the Company issued 148,642 shares of common stock upon the conversion of a debenture for full settlement of the $10,000 face amount and $589 in accrued interest.

Supplemental Information:
Interest paid	$1,031	$493
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

               REMEDENT USA, INC. AND SUBSIDIARIES
             NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.  General

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Remedent USA, Inc. and subsidiaries (collectively, the "Company").  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.  The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

2.  Summary of Significant Accounting Policies

Basis for Presentation

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with generally accepted accounting principles as a going concern.  These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Remedent USA, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

Revenue Recognition

Sales are recorded when products are shipped to customers.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded.

The Company is currently evaluating the impact of the Staff Accounting Bulletin (“SAB”) 101 regarding revenue recognition. However, management does not believe that SAB 101 will have a material effect on the Company’s past or present financial results.

In an effort to provide additional exposure of the Company’s unique product, the Company does provide, to certain first time buyers, all dental professional customers, and all international customers, an opportunity to acquire the product with certain special marketing discounts.  The Company views these discounts not as sales discounts but as a method of marketing its products to customers that may not otherwise purchase the product.  For the fiscal year ending March 31, 2001, international promotional discounts totaled $151,363 and all other discounts totaled $59,481 compared to fiscal year ending March 31, 2000 where international discounts totaled $35,158 and all other discounts totaled $21,455.  These discounts should be deducted from sales to evaluate the exact sales number.  Beginning April 1, 2001, the accounting procedure for posting sales reflects the actual sales price and not the Company’s standard blanket cost to all buyers.  It is understood that all promotional discounts for international sales, dental and other, will be subtracted from revenue and sales and marketing for all comparable periods after April 1, 2001.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and patents.  The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment.  If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement.  As of June 30, 2001, management believes there was no impairment of the Company’s long-lived assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivable, inventories and estimated provision for returns. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash or cash equivalents.

Accounts Receivable

The Company sells premium toothbrushes to various companies, primarily to retail chains located throughout the United States.  The terms of sales are 2% 10 days, net 30 days.  Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts.  As of June 30, 2001 and March 31, 2001 the allowance for doubtful accounts was $1,000.  During the quarter ended June 30, 2001 and fiscal year ended March 31, 2001, the Company had written off a nominal amount of uncollectable accounts.  The Company uses the allowance method to account for uncollectable accounts receivable.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

Computation of Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Net income (loss) per common share attributable to common stockholders assuming dilution is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.  Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

As of June 30, 2001, there were no stock options outstanding under the Company’s 2001 Stock Option Plan.  Common shares related to stock warrants that are antidilutive amounted to 1,252,000 and 0 for the three month periods ended June 30, 2001 and 2000, respectively.

3.  Inventories

Inventories are stated at the lower of cost (weighted average) or market.  Inventory costs include material, labor and manufacturing overhead.  Individual components of inventory are listed below as follows:

	June	March
	30, 2001	31, 2001

Inventory-Supplies	$23,570	$23,593
Displays and Raw Materials	45,494	45,436
Finished Goods	8,707	13,876

Total	$77,771	$82,905

4.  Patents

Patent costs are amortized using straight-line method over 15 years.  Patent values and accumulated amortization are listed below as follows:

	June	March
	30, 2001	31, 2001

Patent	$34,199	$34,199
Accumulated amortization	$8,799	$8,230

Patents, net	$25,400	$25,969

5.  Property and Equipment

Property and equipment are summarized as follows:

	June	March
	30, 2001	31, 2001

Machinery and equipment	$53,984	$50,436
Furniture and fixtures	$9,121	$8,236
Leasehold improvements	$779	$779

Less accumulated depreciation	$(40,722)	$(37,963)

Property and equipment, net	$23,162	$21,488

6. . Capital Transactions

On April 25, 2001, the Company completed a $313,000 private placement, selling an aggregate of 1,252,000 shares of common stock at $0.25 a share, and warrants to purchase 1,252,000 shares of common stock

On April 1, 2001 the Company entered into a Retainer Agreement with its legal counsel for legal services including the review of SEC documents, preparation of other documents as needed, and general advisory services on any matters which arise in the ordinary course of business.  In connection with this agreement, the Company issued 250,000 shares of common stock for the initial $20,000 in legal services.

On June 20, 2001 the Company entered into a Business Consulting Agreement with a business acquisition advisory firm to provide consulting services including, but not limited to, the identification and completion of acquisition targets and general consulting needs as expressed by the Company.  The terms of the agreement included non-refundable consideration of 300,000 shares of common stock for the execution of the agreement, with future fees calculated as a percentage of the value of each acquisition completed by the Company.  These fees are payable in the same ratio of cash to stock as the transaction.

7.  Segment Information

The Company currently operates in one segment – oral hygiene products, which at June 30, 2001, comprised one main product: the Remedent Toothbrush – a product combining a toothbrush, gumbrush and tongue cleaner in one unit.  Accordingly, no separate segment information is provided other than enterprise wide disclosures as required by SFAS No. 131.

However, in connection with the ongoing implementation of the Company’s restructuring plan, the Company on July 1, 2001 began operating within the high-technology dental equipment market.  Two operating subsidiaries have been formed for marketing within the domestic and international markets, respectively, while 14 individuals with strong backgrounds in the business of high-technology dental equipment have been contractually retained as of July 1, 2001.  The Company is projecting to release its first product within this market by October 2001.  As of June 30, 2001, the segment maintained no significant assets and incurred $46,664 and $82,153 of research and development and general and administrative expenses, respectively, for the three months ended June 30, 2001.  These expenses are comprised primarily of consulting expenses incurred in developing this segment and other start-up expenses.

Also, as part of the Company’s restructuring plan, the Company plans to enter into a third distinct market segment:  the professional employer organization (“PEO”) market.

Upon the occurrence of each of these events, the Company will begin disclosing all appropriate segment information as required by SFAS No. 131.

8.  Impact of Recently Issued Accounting Standards

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

The Company adopted SFAS 130 (Reporting Comprehensive Income) which establishes standards for reporting comprehensive loss and its components in the financial statements.  To date, the Company’s comprehensive loss equals its net loss.

SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements issued to stockholders.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s financial reporting as well as the chief operating decision-maker, does not currently provide or review information by segments.  All financial information is currently analyzed in the aggregate.  The Company is currently evaluating various methods of segment reporting for the method which they believe will be most useful to management.

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

9.  Going Concern

The Company has incurred substantial net losses since inception, and as of June 30, 2001 maintained a working capital and shareholders’ deficit of ($866,840) and ($812,224), respectively, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

The plan includes the ceasing of direct sales and marketing of the Remedent Toothbrush, and acquisition of and expansion into diversified business ventures.

To reduce overhead and operating costs, the Company will cease the direct sales and marketing of its Remedent Toothbrush, and license the product and related technology to a third party marketer and distributor.  This would eliminate all cash requirements for this product as the licensor would support the requisitioning, marketing and distribution.  The Company is currently in negotiations with a well-established oral care distributing company, and is attempting to finalize an agreement prior to the beginning of the second quarter of 2002.

The Company will continue to develop additional products for distribution within the oral hygiene market, and will analyze whether to license the related technology or manufacture and distribute in-house, on a case-by-case basis.

Additionally, the Company is in negotiations for the acquisition of a Professional Employer Organization (“PEO”) and is also attempting to finalize prior to October 2001.  PEO firms manage payroll and human resource functions as well as provide health, unemployment and workers compensation insurance for small and mid-size businesses.  These firms allow these smaller businesses to shift legal risk, lower administrative costs, and obtain lower insurance rates as part of the firm’s group of customers.

The Company plans to complete additional PEO acquisitions within the next twelve months, and attempt to improve on industry operating results through the introduction of additional products and services, and efficient consolidation and integration of these entities.

The Company’s first target is a family owned and operated firm with growing revenues and current-year profitable operations.  The proposed acquisition will be entirely for stock and will require minimal capital investment as current management will remain intact.

On July 1, 2001, the Company will also begin developing, manufacturing, marketing and distributing high-technology dental equipment.  The Company has retained 14 additional personnel, 7 engineers and 7 operations and finance, with strong backgrounds in the business of high-technology dental equipment, and will market dental curing and whitening lamps, interoral cameras and hand-held penlights.  The Company plans to introduce these products by October 2001.

Management believes that if the Company can complete its restructuring plan, the Company can generate sufficient revenues and cash flows to sustain operations.  There can be no assurance that the Company will be successful in its efforts and if unsuccessful in its efforts, it may be necessary to undertake other actions to preserve asset value.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

10.  Related Party Transactions

Due to related parties are summarized as follows:

	June	March
	30, 2001	31, 2000

Advances from Rebecca Inzunza, an officer, through the use of a personal credit card for business expenses.	$18,852	$18,226
Advances from a company operated by Kenneth Hegemann, an officer, of $8,000 and $11,500 for the fiscal quarter ended June 30, 2001 and the fiscal year ended 2001, respectively. No repayments were made for the fiscal quarter ending June 30, 2001 while $4,000 was repaid during the fiscal year ended March 31, 2001. As of June 30, 2001, $1,805 is accrued for unpaid interest.	23,063	15,063
Borrowings from a director in the form of convertible debentures.	69,002	69,002
Borrowings from two employees in the form of working capital loans.	41,187	-

Due to related parties	$152,104	$102,291

The convertible debentures issued to the director are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder.  The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date.  In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively.  These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates.  As of June 30, 2001, $8,832 was accrued for unpaid interest.

The Company leases approximately 1,000 square feet of office space, which serves as the Company’s corporate headquarters, within Rebecca M. Inzunza’s primary residence.  The rental agreement with Ms. Inzunza, an officer and shareholder, is a month to month agreement, with monthly payments of $650.  The Company also utilizes approximately 300 square feet of office and warehouse space, within Robert E. Hegemann’s primary residence.  There is no rental agreement with Mr. Hegemann, an officer and shareholder.

The Company has a royalty agreement with Jean Louis Vrignaud which provides 4.5% royalty of the net sales with a cap of $2 million on royalties for the assignment of all patents to the Company.  Mr. Vrignaud was an officer and director during the fiscal year ending March 31, 1999, and has occupied no position with the Company since that time.  Mr. Vrignaud was owed $51,123 and $50,395 as of June 30, 2001 and March 31, 2001, respectively.  Total royalty expenses incurred under this agreement totaled $728 and $9,640 for the quarter ended June 30, 2001 and the year ended March 31, 2001, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

The discussion and financial statements contained herein are as of June 30, 2001 and for the fiscal quarters ended June 30, 2001 and 2000.  The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview

The Company develops, markets and distributes toothbrushes and oral hygiene products.

             Three Months Ended June 30, 2001 as Compared to Three Months Ended June 30, 2000

For the fiscal quarter ending June 30, 2001, net sales decreased by $178,750 from $200,053 in 2000 to $21,303 in 2001.  This represents an 89% decrease over the comparable period ending June 30, 2000.  We anticipate sales will continue to decrease in both domestic and international markets due to cash flow shortages preventing the production of inventory, until the implementation of our restructuring plan.

Cost of goods sold decreased by $56,611 or 81% for the quarter ending June 30, 2001 over the comparable period ended June 30, 2000.

Gross profit for the quarter ending June 30, 2001 decreased to 38% from 64% for the comparable period ended June 30, 2000.  This decrease was due to the change in accounting procedure whereby promotional discounts are recorded as reductions to the sales price.  This change was implemented for all fiscal periods beginning April 1, 2001.

Research and development expenses increased by $31,764 over the prior fiscal year, due primarily to the research and development costs incurred during the start-up phase of the Company’s high-technology dental equipment segment.  We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the oral hygiene market, and begin developing our base of products for marketing within the dental equipment market.

Sales and marketing costs for the quarters ended June 30, 2001 and 2000 were $11,523 and $198,168 respectively, which represents an decrease of $186,642 or 94%.  This decrease is consistent with the reduction in sales caused by cash flow shortages and resulting strain on inventory availability.

General and administrative costs for the quarters ended June 30, 2001 and 2000 were $300,803 and $75,134 respectively, an increase of $225,669 or 75%.  This increase is due primarily to the charge recorded for the issuance of 300,000 shares of common stock for the acceptance of the Business Consulting Agreement, and the expenses incurred during the quarter within the dental equipment market, primarily consulting expense.

Net interest expense increased by $12,198 during the quarter ended June 30, 2001 over the comparable period ending June 30, 2000.  The increase in interest expense was largely due to the higher loan balance consisting of the Note payable to Union Bank and the various debentures each of which accrue interest at a rate ranging from 10% for the debentures to 11.50% for the note.

Inflation has not had a material effect on our revenue and income from continuing operations in the past three years.  We do not expect inflation to have a material future effect.

Because all of our contracts have been contemplated in US dollars, the cost of products will not be affected by exchange rate fluctuations.

Liquidity and Capital Resources

On June 30, 2001, our current liabilities exceeded our current assets by $866,840.  Our business operations will require substantial capital financing on a continuing basis.  The availability of that financing will be essential to our continued operation and expansion.  In addition, cash flow and liquidity is contingent upon the success of our restructuring plan.  The inability to complete the proposed PEO acquisitions or develop and market high-technology dental equipment will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

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

Kenneth J. Hegemann, an officer, operates CRA Labs, Inc., a related business that advanced $8,000 during the fiscal quarter ended June 30, 2001.  There were no repayments of these advances during the fiscal quarter ended June 30, 2001, leaving a balance of $23,063 at June 30, 2001.  Similar to the other working capital loans, this is an unsecured debt and bears interest at 10% per annum.

We expect to continue to experience negative cash flow through at least October 2001, and may continue to do so thereafter while we implement our restructuring plan.  Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern.  Our auditors note that we have sustained substantial net losses since our inception in September 1996.  In addition, as of June 30, 2001, we had a working capital deficit totaling $866,840 and a shareholders deficit of $812,304.

Frequently we have been unable to make timely payments to our trade and service vendors.  As of June 30, 2001, we had past due payables in the amount of $419,071, representing a 2% increase from the prior fiscal year end.  Deferred payment terms have been negotiated with most of the vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.  Notes payable decreased by $12,266 due to the monthly debt commitment to the bank and the conversion of $10,000 of convertible debentures to equity during the quarter.   Accrued liabilities increased by $34,379.  This amount represents accrued salaries for officers and employees.  Due to related parties increased by $49,813 due primarily to working capital loans provided by two employees during the quarter.

For the quarters ending June 30, 2001 and 2000, net cash used for operating activities was $200,094 and $35,542, respectively.  As of June 30, 2001 we had a working capital deficiency of $866,840, as compared to a working capital deficiency of $976,945 at March 31, 2001.  Our business operations will require substantial capital financing on a continuing basis.

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

Our business operations will require substantial capital financing on a continuing basis.  Based upon our cash flow projections, significant capital infusion is necessary to fully implement our restructuring plan and pay existing delinquent payables.  We plan to finance such through loans, equity investments and other transactions.  We reasonably believe that the net proceeds from our efforts, assuming the maximum amount is raised and loans are obtained, plus revenues generated from operations, will be sufficient to fund our operations.  However, there can be no assurance that we will be able secure the necessary financing.  In the event that we are unsuccessful in completing financing arrangements, we would have difficulty meeting our operation expenses, satisfying our existing or future debt obligations, or succeeding in implementing our restructuring plan.  Without sufficient cash flow, we are unable to satisfy our debt obligations, our ongoing growth and operations are, and will continue to be, restricted and there is substantial doubt as to our ability to continue as a going concern.  If this were to happen, our contingency plan would be to work with existing oral care companies who do not have a premium toothbrush.  We would attempt to secure an agreement with them to be their premium toothbrush provider.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "plan," "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this filing, for the reasons, among others, described within the various sections. You should read the filing carefully, and should not place undue reliance on any forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events.

Quarterly Trends

We do not anticipate significant “seasonal” changes in our operations.  Our product is a toothbrush that people use on a daily basis for oral hygiene and as such, we predict that although sales may increase over the year, sales will not be affected by quarterly trends.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

On April 25, 2001, the Company completed a $313,000 private placement, selling an aggregate of 1,252,000 shares of common stock at $0.25 a share, and warrants to purchase 1,252,000 shares of common stock.  This private placement was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.  The securities issued pursuant to the private placement were restricted securities as defined in Rule 144 of the Act.  All investors in the private placement were accredited investors as that term is defined in Rule 501 of Regulation D adopted under the Act.

On April 1, 2001 the Company entered into a Retainer Agreement with its legal counsel for legal services including the review of SEC documents, preparation of other documents as needed, and general legal advisory services on any matters which arise in the ordinary course of business.  In connection with this agreement, the Company issued 250,000 shares of common stock for the initial $20,000 in legal services.  These securities were registered on Form S-8 filed with the SEC on June 6, 2001.

On June 20, 2001 the Company entered into a Business Consulting Agreement with a business acquisition advisory firm to provide consulting services including the identification and completion of acquisition targets and general consulting needs as expressed by the Company.  The terms of the agreement included non-refundable consideration of 300,000 shares of common stock for the execution of the agreement, with the advisory firm receiving a fee from each acquisition completed by the Company, calculated as a percentage of the value of the transaction.  These fees are payable in the same ratio of cash to stock as the transaction.  These securities were registered on Form S-8 filed with the SEC on July 24, 2001.

Item 3.  Defaults in Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6	Exhibits and Reports on Form 8-K

(a)	Exhibits filed with this Form 10-QSB:
	10.1	Stock Purchase Agreement with Dental Advisors dated April 25, 2001.
	10.2	Retainer Agreement with Senn Palumbo Meulemans, LLP, dated March 28, 2001, incorporated herein by reference from Exhibit 10.1 to Registration Statement on Form S-8 filed with the SEC on June 6, 2001.
	10.3	Business Consulting Agreement with Windsor Partners, Inc., dated June 20, 2001, incorporated herein by reference from Exhibit 10.1 to Registration Statement on Form S-8 filed with the SEC on July 24, 2001.

(b)	Reports on Form 8-K filed during the period covered by this Form 10-QSB:
None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT USA, INC.

Dated: August 3, 2001	/s/ Rebecca M. Inzunza

By: Rebecca M. Inzunza
Its: Chief Executive Officer

Dated: August 3, 2001	/s/ Stephen Ross

By: Stephen Ross
Its: Chief Financial Officer