Form 10QSB
period 2001-09-30
REMEDENT USA INC/AZ
filed 2001-11-14
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of issuer's common stock outstanding as of November 9, 2001: 16,081,558

Transitional Small Business Disclosure Format (check one).  Yes ☐   No ☒

REMEDENT USA, INC.

TABLE OF CONTENTS

FORM 10-QSB REPORT

September 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

REMEDENT USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS	September 30, 2001	March 31, 2001
CURRENT ASSETS
Cash and cash equivalents	$85,883	$7,686
Accounts receivable, net	54,373	21,262
Inventories, net	220,938	82,905
Prepaid expense	41,375	3,422
TOTAL CURRENT ASSETS	408,568	115,275
Property & equipment, net	71,862	21,488
Patents, net of accumulated amortization	25,069	25,969
Other assets	9,654	4,187
TOTAL ASSETS	$515,154	$166,919
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$598,301	$412,756
Due to related parties	153,992	102,291
Accrued liabilities	584,162	443,173
Note payable	239,189	134,000
TOTAL CURRENT LIABILITIES	1,575,644	1,092,220

Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Common stock	16,081	13,187
Additional paid in capital	2,427,137	1,768,302
Accumulated deficit	(3,506,740)	(2,706,790)
Cumulative translation adjustment	3,032	-

TOTAL SHAREHOLDERS’ DEFICIT	(1,060,490)	(925,301)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$515,154	$166,919

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

(Unaudited)

	For the quarter ended		For the six months ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
NET SALES	$150,855	$42,261	$172,158	$242,314

COST OF SALES	87,951	11,763	101,205	76,283

GROSS PROFIT	62,904	30,498	70,953	166,031

OPERATING EXPENSES
Research and development	87,614	15,160	134,463	30,245
Sales and marketing	19,668	34,818	11,191	233,382
General and administrative	365,111	66,440	685,914	141,879
Depreciation and amortization	4,253	3,328	7,582	6,657

TOTAL OPERATING EXPENSES	476,646	119,746	839,150	412,163

LOSS FROM OPERATIONS	(413,742)	(89,248)	(768,197)	(246,132)

OTHER INCOME (EXPENSES)
Interest income	942	69	7260	137
Interest expense	(24,138)	(59,363)	(39,013)	(121,581)
Other income (expense)	-	2,254	-	(3,090)

TOTAL OTHER INCOME (EXPENSES)	(23,196)	(57,040)	(31,753)	(124,534)

LOSS BEFORE INCOME TAXES	(436,938)	(146,288)	(799,950)	(370,666)

Income tax benefit (expense)	-	-	-	-

NET (LOSS)	$(436,938)	$(146,288)	$(799,950)	$(370,666)

LOSS PER SHARE	$(0.03)	$(0.01)	$(0.05)	($0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	15,561,065	12,989,470	15,062,018	12,738,050

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

(Unaudited)

	For the six months ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(799,950)	$(370,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,582	6,657
Inventory reserve	7,425	-
Stock for services	195,990	12,983
Beneficial conversion feature	-	103,200

Changes in operating assets and liabilities:
Accounts receivable	(32,110)	24,643
Inventories	(140,984)	41,118
Prepaid expenses	(43,228)	(675)
Accounts payable	209,136	63,061
Accrued liabilities	141,257	60,720
Deposits	-	(8,892)
NET CASH USED IN OPERATING ACTIVITIES	(454,882)	(67,851)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment	(56,451)	-
Other assets	(5,707)	(3,510)
Notes to related parties	51,701	(28,874)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(10,457)	(32,384)

CASH FLOWS FROM FINANCING ACTIVITIES

Lease payments	-	(1,054)
Proceeds from notes and debentures	120,000	116,024
Proceeds from sale of common stock	423,500	-
Note payments	(4,811)	(3,006)
NET CASH PROVIDED BY FINANCING ACTIVITIES	538,689	111,964

NET INCREASE IN CASH	73,350	11,729
Effect of exchange rate changes on cash and cash equivalents	4,847	-
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,686	8,125
CASH AND CASH EQUIVALENTS, END OF YEAR	$85,883	$19,854

Supplemental Non Cash Investing and Financing Activities:

During the quarter ended September 30, 2001, the Company issued 126,600 shares of common stock for the repayment of $31,650 in accounts payable indebtedness.

During the quarter ended June 30, 2001, the Company issued 148,642 shares of common stock upon the conversion of a debenture for full settlement of the $10,000 face amount and $589 in accrued interest.

Supplemental Information:
Interest paid	$1,783	$479
Taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

(Unaudited)

	Three months ended Sept. 30,		Six months ended Sept. 30,
	2001	2000	2001	2000

Net loss	$(436,938)	$(146,288)	$(799,950)	$(370,666)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,032	-	3,032	-
Comprehensive loss	$(433,906)	$(146,288)	$(796,918)	$(370,666)

The accompanying notes are an integral part of these interim consolidated financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1.  General

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Remedent USA, Inc. and subsidiaries (collectively, the "Company").  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.  The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and patents.  The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment.  If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement.  As of September 30, 2001, management believes there was no impairment of the Company’s long-lived assets.

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

Accounts Receivable

The Company sells premium toothbrushes to various companies, primarily to retail chains located throughout the United States.  The terms of sales are 2% 10 days, net 30 days.  Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts.  As of September 30, 2001 and March 31, 2001 the allowance for doubtful accounts was $1,000.  During the six months ended September 30, 2001 and fiscal year ended March 31, 2001, the Company had written off a nominal amount of uncollectable accounts.  The Company uses the allowance method to account for uncollectable accounts receivable.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

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

Common shares related to stock options and stock warrants that are antidilutive amounted to 3,344,000 and 0 for the three and six month periods ended September 30, 2001 and 2000, respectively.

3.  Inventories

Inventories are stated at the lower of cost (weighted average) or market.  Inventory costs include material, labor and manufacturing overhead.  Individual components of inventory are listed below as follows:

	September 30,	March 31,
	2001	2001

Inventory-Supplies	$23,314	$23,593
Displays and Raw Materials	85,169	45,436
Finished Goods	120,050	13,876

Less: Inventory reserve	(7,595)	-
Inventories, net	$220,938	$82,905

4.  Patents

Patent costs are amortized using straight-line method over 15 years.  Patent values and accumulated amortization are listed below as follows:

	September 30,	March 31,
	2001	2001
Patent	$34,439	$34,199
Accumulated amortization	$9,370	$8,230
Patents, net	$25,069	$25,969

5.  Property and Equipment

Property and equipment are summarized as follows:

	September 30,	March 31,
	2001	2001
Machinery and equipment	$54,468	$50,436
Tooling	$41,475	$-
Furniture and fixtures	$19,569	$8,236
Leasehold improvements	$779	$779

Less accumulated depreciation	$(44,429)	$(37,963)
Property and equipment, net	$71,862	$21,488

6.   Capital Transactions

On September 14, 2001, the Company completed a $110,500 private placement to one related party, selling an aggregate of 442,000 shares of common stock at $0.25 a share, and warrants to purchase 442,000 shares of common stock at an exercise price of $0.25 per share for 5 years.

On September 13, 2001 the Company entered into an Investment Banking Agreement with a firm to provide investment banking services including, but not limited to, providing ongoing research coverage, identifying and introducing the Company to potential investors and preparing and maintaining research reports on the Company.  The terms of the agreement included non-refundable consideration of 100,000 shares of common stock and 200,000 stock options for the execution of the agreement, with a monthly retainer of $2,500.

On August 24, 2001, the Company agreed to a repayment plan for its indebtedness to Southwest Multimedia, an advertising placement agent retained by the Company in August 1999.  The indebtedness of $35,675 was to be repaid with $4,025 paid in cash on October 15, 2001 with the remainder paid with 126,600 shares of common stock.

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

On April 25, 2001, the Company completed a $313,000 private placement, selling an aggregate of 1,252,000 shares of common stock at $0.25 a share, and warrants to purchase 1,252,000 shares of common stock at an exercise price of $0.25 per share for five years.

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

7.  Segment Information

The Company’s reportable operating segments consist of professional dental products and oral hygiene products.  The  “Other” segment column below includes centralized services including corporate consulting, legal, accounting, investor relations and unallocated corporate payroll and interest.  The chief operating decision making group for the Company’s reportable operating segments is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, and the lead executives of each of the Company’s two primary operating segments.  The operating segments are managed separately as each operating segment represents a business unit with a distinctive marketing strategy, distribution method and target customer.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The following are segment information for the three and six month periods ended September 30, 2001 and 2000:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues:
Professional Dental Products	$127,234	$-	$127,234	$-
Oral Hygiene Products	$23,621	$42,261	$44,924	$242,314
Total	$150,855	$42,261	$172,158	$242,314

Net Loss:
Professional Dental Products	$(186,060)	$-	$(314,877)	$-
Oral Hygiene Products	$(28,844)	$(52,972)	$(47,747)	$(186,841)
Other	$(222,034)	$(93,316)	$(437,326)	$(183,825)
Total	$(436,938)	$(146,288)	$(799,950)	$(370,666)

The Company ships products from its operations in the US and Europe.  The following are sales by its US and European locations for the three and six month periods ended September 30, 2001 and 2000:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues – United States:
Professional Dental Products	$-	$-	$-	$-
Oral Hygiene Products	$23,621	$42,261	$44,924	$242,314
Total	$23,621	$42,261	$44,924	$242,314

Revenues - Europe:
Professional Dental Products	$127,234	$-	$127,234	$-
Oral Hygiene Products	$-	$-	$-	$-
Total	$127,234	$-	$127,234	$-

	$150,855	$42,261	$172,158	$242,314

The following is long-lived asset information by geographic area as of September 30, 2001:

United States	$62,066
Europe	$9,796
$71,862

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

9.     Going Concern

The Company has incurred substantial net losses since inception, and as of September 30, 2001 maintained a working capital and shareholders’ deficit of ($1,167,076) and ($1,060,490), respectively, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

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

On July 1, 2001, the Company began developing, manufacturing, marketing and distributing high-technology dental equipment.  The Company has retained 14 additional personnel, 7 engineers and 7 operations and finance, with strong backgrounds in the business of high-technology dental equipment, and will market dental curing and whitening lamps, interoral cameras and hand-held penlights.  The Company has previewed its first offering within this market at dental shows around the world in October 2001, and plans to begin shipments of initial units during the fourth quarter of 2001.

Additionally, the Company is in negotiations for the acquisition of a Professional Employer Organization (“PEO”) and is attempting to finalize that acquisition by the first quarter of 2002.  PEO firms manage payroll and human resource functions as well as provide health, unemployment and workers compensation insurance for small and mid-size businesses.  These firms allow these smaller businesses to shift legal risk, lower administrative costs, and obtain lower insurance rates as part of the firm’s group of customers.

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

10.   Notes Payable

Since the commencement of operations, the Company has borrowed various amounts from shareholders to provide working capital and fund operations.  These borrowings are in the form of unsecured convertible debentures, due on demand and bearing an interest rate of 10%.  In addition, at the sole discretion of the holder, the debenture is convertible into common stock at a percentage between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date.  As of September 30 and March 31, 2001, $6,084 and $2,489, respectively, was accrued for unpaid interest.

On December 11, 1998, the Company entered into a one-year Promissory Note for $50,000 with a bank, bearing interest at 10.25% annually.  On April 26, 2000, the Company refinanced the debt by converting the original note into a five-year variable Promissory Note, payable on demand.  The Note is secured by all of the Company’s assets.  The Note does not contain any restrictive financial covenants.

On September 9, 2001, the Company entered into a short-term working capital loan in the amount of $20,000.  The loan will mature in sixty days from date of funding, with the principal and interest of $30,000 to be repaid in either cash or stock, at the Company’s discretion.

On September 21, 2001, the Company entered into a short-term working capital loan in the amount of $100,000.  The loan will mature in ninety days from date of funding, with the principal and interest of $150,000 to be repaid in either cash or stock, at the Company’s discretion.

Notes payable are summarized as follows:

	September 30,	March 31,
	2001	2001
Promissory Note at 8.00% (Prime + 2.5%), due on demand, principal and interest payable in monthly installments of $1,099, final maturity April 2005	$39,189	$44,000
Convertible debentures at 10%, due on demand	80,000	90,000
Working capital loan, final maturity November 2001	20,000	-
Working capital loan, final maturity December 2001	100,000	-

Notes payable	$239,189	$134,000

11.   Related Party Transactions

Due to related parties are summarized as follows:

	September 30,	March 31,
	2001	2001
Advances from Rebecca Inzunza, an officer, through the use of a personal credit card for business expenses.	$22,927	$18,226
Advances from a company operated by Kenneth Hegemann, an officer, of $8,000 and $11,500 for the fiscal six months ended September 30, 2001 and the fiscal year ended 2001, respectively. No repayments were made for the fiscal six months ending September 30, 2001 while $4,000 was repaid during the fiscal year ended March 31, 2001. As of September 30, 2001, $2,337 is accrued for unpaid interest.	23,063	15,063
Borrowings from a director in the form of convertible debentures.	69,002	69,002
Borrowings from two employees in the form of working capital loans.	39,000	-

Due to related parties	$153,992	$102,291

The convertible debentures issued to the director are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder.  The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date.  In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively.  These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates.  As of September 30, 2001, $16,179 was accrued for unpaid interest.

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

The Company has a royalty agreement with Jean Louis Vrignaud which provides 4.5% royalty of the net sales with a cap of $2 million on royalties for the assignment of all patents to the Company.  Mr. Vrignaud was an officer and director during the fiscal year ending March 31, 1999, and has occupied no position with the Company since that time.  Mr. Vrignaud was owed $52,212 and $50,395 as of September 30, 2001 and March 31, 2001, respectively.  Total royalty expenses incurred under this agreement totaled $1,818 and $9,640 for the six months ended September 30, 2001 and the year ended March 31, 2001, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are as of September 30, 2001 and for the three and six months ended September 30, 2001 and 2000.  The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview

The Company develops, markets and distributes toothbrushes and oral hygiene products.

                Three Months Ended September 30, 2001 as Compared to Three Months Ended September 30, 2000

For the fiscal quarter ending September 30, 2001, net sales increased by $108,594 from $42,261 in 2000 to $150,855 in 2001.  This represents a 257% increase over the comparable period ending September 30, 2000.   The increase was due to the commencement of dental equipment sales in our European subsidiary, partially offset by the continued reduction in sales within the oral hygiene market.  As the Company has initiated its presence within the professional dental equipment market, our European subsidiary has begun sales of after-market products, including accessories and repair services, while the new product is nearing release.  These revenues were partially offset by the continued reduction in oral hygiene revenues, consistent with our reorganization plan, as we reposition assets and resources to the professional dental equipment market, and finalize the licensing agreement with the oral care distributing company.

Cost of goods sold increased by $76,188 or 647% for the quarter ending September 30, 2001 over the comparable period ended September 30, 2000.

Gross profit for the quarter ending September 30, 2001 decreased to 42% from 72% for the comparable period ended September 30, 2000.  This decrease was due to the change in accounting procedure whereby promotional discounts are recorded as reductions to the sales price.  This change was implemented for all fiscal periods beginning April 1, 2001.

Research and development expenses increased by $72,454 over the prior fiscal year, due primarily to the research and development costs incurred during the start-up phase of the Company’s high-technology dental equipment segment.  These expenditures relate primarily to the labor and materials to design and manufacture our new curing light technology, in addition to the completion of 15 prototypes.  We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment and oral hygiene markets.

Sales and marketing costs for the quarters ended September 30, 2001 and 2000 were $19,668 and $34,818 respectively, which represents an decrease of $15,150 or 44%.  The costs are attributed primarily to the oral hygiene products, with the decrease being consistent with the reduction in oral hygiene product sales caused by cash flow shortages and resource repositioning and resulting strain on inventory availability.  The professional dental product revenues incurred minimal sales and marketing costs as these after market sales are obtained through previously-established channels, and require minimal investment to create.

General and administrative costs for the quarters ended September 30, 2001 and 2000 were $365,111 and $66,440 respectively, an increase of $298,671 or 450%.  This increase is due to the overhead, primarily payroll and rent, associated with the professional dental equipment which commenced operations on July 1, 2001.  Additionally, in connection with the reorganization plan, the Company has begun intensifying fund-raising and investor relation activities, with the resulting increase in such expenses.

Net interest expense decreased by $35,225 during the quarter ended September 30, 2001 over the comparable period ending September 30, 2000.  The decrease in interest expense was largely due to the one-time charges to interest expense in connection with the issuance of the convertible debentures during the quarter ended September 30, 2000.  No such issuance occurred during the current quarter.

Inflation has not had a material effect on our revenue and income from continuing operations in the past three years.  We do not expect inflation to have a material future effect.

Six Months Ended September 30, 2001 as Compared to Six Months Ended September 30, 2000

For the six months ending September 30, 2001, net sales decreased by $70,156 from $242,314 in 2000 to $172,158 in 2001.  This represents a 29% decrease over the comparable period ending September 30, 2000.  The decrease was primarily due to the decrease of approximately $200,000 in oral hygiene product revenues, as cash flow shortages prevented the production of inventory and we continue to reposition assets and resources to the professional dental equipment market, while finalizing the licensing agreement with the oral care distributing company.  This decrease was partially offset by approximately $130,000 in professional dental products revenue by our European subsidiary which had begun sales of after-market products, including accessories and repair services, while the new product is nearing release.

Cost of goods sold increased by $24,922 or 33% for the six months ending September 30, 2001 over the comparable period ended September 30, 2000.

Gross profit for the six months ending September 30, 2001 decreased to 41% from 69% for the comparable period ended September 30, 2000.  This decrease was due to the change in accounting procedure whereby promotional discounts are recorded as reductions to the sales price.  This change was implemented for all fiscal periods beginning April 1, 2001.

Research and development expenses increased by $104,218 over the prior fiscal year, due primarily to the research and development costs incurred during the start-up phase of the Company’s high-technology dental equipment segment. These expenditures relate primarily to the labor and materials to design and manufacturer our new curing light technology, in addition to the completion of 15 prototypes.  We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment and oral hygiene markets.

Sales and marketing costs for the six months ended September 30, 2001 and 2000 were $11,191 and $233,382 respectively, which represents a decrease of $222,191 or 95%. The costs are attributed primarily to the oral hygiene products, with the decrease being consistent with the reduction in oral hygiene product sales caused by cash flow shortages and resource repositioning and resulting strain on inventory availability.  The professional dental product revenues incurred minimal sales and marketing costs as these after market sales are obtained through previously-established channels, and require minimal investment to create.

General and administrative costs for the six months ended September 30, 2001 and 2000 were $685,914 and $141,879 respectively, an increase of $544,035 or 384%. This increase is due to the overhead, primarily payroll and rent, associated with the professional dental equipment which commenced operations on July 1, 2001.  Additionally, in connection with the reorganization plan, the Company has begun intensifying fund-raising and investor relation activities, with the resulting increase in such expenses.

Net interest expense decreased by $82,568 during the six months ended September 30, 2001 over the comparable period ending September 30, 2000. The decrease in interest expense was largely due to the one-time charges to interest expense in connection with the issuance of the convertible debentures during the quarter ended September 30, 2000.  No such issuance occurred during the current quarter.

Inflation has not had a material effect on our revenue and income from continuing operations in the past three years.  We do not expect inflation to have a material future effect.

Liquidity and Capital Resources

On September 30, 2001, our current liabilities exceeded our current assets by $1,167,076.  Our business operations will require substantial capital financing on a continuing basis.  The availability of that financing will be essential to our continued operation and expansion.  In addition, cash flow and liquidity is contingent upon the success of our restructuring plan.  The inability to complete the proposed PEO acquisitions or develop and market high-technology dental equipment will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

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

Kenneth J. Hegemann, an officer, operates CRA Labs, Inc., a related business that advanced $8,000 during the fiscal six months ended September 30, 2001.  There were no repayments of these advances during the fiscal six months ended September 30, 2001, leaving a balance of $23,063 at September 30, 2001.  Similar to the other working capital loans, this is an unsecured debt and bears interest at 10% per annum.

During the six months ended September 30, 2001, the Company raised $423,500 through the private placement of its common stock and was loaned $120,000 in short-term working capital loans.

We expect to continue to experience negative cash flow through at least December 2001, and may continue to do so thereafter while we implement our restructuring plan.  Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern.  Our auditors note that we have sustained substantial net losses since our inception in September 1996.  In addition, as of September 30, 2001, we had a working capital deficit totaling $1,167,076 and a shareholders deficit of $1,060,490.

Frequently we have been unable to make timely payments to our trade and service vendors.  As of September 30, 2001, we had past due payables of approximately $460,000, representing a 12% increase from the prior fiscal year end.  Deferred payment terms have been negotiated with most of the vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.  Notes payable increased by $105,189 due to the incurrence of $120,000 in working capital loans, partially offset by the monthly debt commitment to the bank and the conversion of $10,000 of convertible debentures to equity during the six months.   Accrued liabilities increased by $140,989.  This amount represents accrued salaries for officers and employees.  Due to related parties increased by $51,701 due primarily to working capital loans provided by employees and additional advances from officers during the six months.

For the six months ending September 30, 2001 and 2000, net cash used for operating activities was $454,882 and $67,851, respectively.  As of September 30, 2001 we had a working capital deficiency of $1,167,076, as compared to a working capital deficiency of $976,945 at March 31, 2001.  Our business operations will require substantial capital financing on a continuing basis.

We have taken several actions, which we believe will improve our short-term and long-term liquidity and cash flow.  For the short term, we have improved liquidity and cash flow by obtaining short term loans, reducing expenses, reducing employee compensation, eliminating warehousing fees and reducing insurance expenses.  For the long term, we have developed and begun implementation on a complete business restructuring plan.  In addition, our liquidity is less effected by our working capital deficit as a significant portion of our liabilities represent related party or non-cash liabilities.  Within due to related parties are payables to officers in the form of advances and accrued interest which will be repaid either with common stock or be contributed to the capital of the Company, and a debenture to a director to be repaid with common stock.  Within accrued liabilities, approximately $460,000 represent accrued salaries to officers and accrued interest on debentures which could be contributed to the capital of the Company or repaid with common stock, respectively.  Finally, within notes payable, $200,000 represents indebtedness the Company can repay in the form of common stock.

However, our business operations will require substantial capital financing on a continuing basis.  Based upon our cash flow projections, significant capital infusion is necessary to fully implement our restructuring plan and pay the existing delinquent payables which require repayment in cash.  We plan to finance such through loans, equity investments and other transactions.  We reasonably believe that the net proceeds from our efforts, assuming the maximum amount is raised and loans are obtained, plus revenues generated from operations, will be sufficient to fund our operations.  However, there can be no assurance that we will be able secure the necessary financing.  In the event that we are unsuccessful in completing financing arrangements, we would have difficulty meeting our operation expenses, satisfying our existing or future debt obligations, or succeeding in implementing our restructuring plan.  Without sufficient cash flow, we are unable to satisfy our debt obligations, our ongoing growth and operations are, and will continue to be, restricted and there is substantial doubt as to our ability to continue as a going concern.  If this were to happen, our contingency plan would be to work with existing oral care companies who do not have a premium toothbrush.  We would attempt to secure an agreement with them to be their premium toothbrush provider.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Changes in Securities and Use of Proceeds.

On September 14, 2001, the Company completed a $110,500 private placement to one related party, selling an aggregate of 442,000 shares of common stock at $0.25 a share, and warrants to purchase 442,000 shares of common stock at an exercise price of $0.25 per share for five years.

On September 13, 2001, the Company entered into an Investment Banking Agreement with a firm to provide investment banking services including, but not limited to, providing ongoing research coverage, advising the Company about financing and preparing and maintaining research reports on the Company.  The terms of the agreement included non-refundable consideration of 100,000 shares of common stock and 200,000 stock options for the execution of the agreement, with a monthly retainer of $2,500.

On August 24, 2001, the Company agreed to a repayment plan for its indebtedness to Southwest Multimedia, an advertising placement agent retained by the Company in August 1999.  The indebtedness of $35,675 was to be repaid with $4,025 paid in cash on October 15, 2001 with the remainder paid with 126,600 shares of common stock.

Item 3.    Defaults in Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

On August 1, 2001, the Company filed a Preliminary Information Statement on Schedule 14C with the Commission.  On August 15, 2001, the Company filed a Definitive Information Statement on Schedule 14C with the Commission.  On October 5, 2001, the Company mailed the Definitive Information Statement to all of its shareholders of record as of July 27, 2001.  The Preliminary Information Statement on Schedule 14C and the Definitive Information Statement on Schedule 14C are hereby incorporated by reference and referred to collectively as the “Information Statement.”  The Information Statement solicited shareholder consent in lieu of an annual meeting as to the following matters:

1.             Electing a board of directors for fiscal 2002 consisting of the following individuals:

Kenneth J. Hegemann, Chairman,

Rebecca M. Inzunza,

Robert E. Hegemann,

Edward E. Quincy, DDS,

Earl Moore, and

Stephen Ross;

2.             Authorizing a restatement of the Company's Articles of Incorporation (the "Restatement") to include all of the previous amendments to the Company’s Articles of Incorporation in one document and to update the Articles of Incorporation to include the current directors, current registered agent for service of process, and the deletion of a restrictive provision;

3.             Ratifying the Company’s stock option plan (the "2001 Plan"); and

4.             Ratifying the reappointment of Siegel & Smith as the Company's independent accountants for fiscal 2002.

These matters were authorized by majority written consent of our shareholders holding at least 51% of the total outstanding stock of the Company.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits filed with this Form 10-QSB:

10.1         Loan Agreement, dated September 9, 2001

10.2         Investment Banking Agreement with Lincoln Equity Research, LLC, dated September 13, 2001

10.3         Stock Purchase Agreement with Dental Advisors, dated September 14, 2001

10.4         Warrant Agreement with Dental Advisors, dated September 14, 2001

10.5         Loan Agreement, dated September 21, 2001

(b)  Reports on Form 8-K filed during the period covered by this Form 10-QSB:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT USA, INC.

Dated: November 12, 2001		/s/ Rebecca M. Inzunza
	By:	Rebecca M. Inzunza
	Its:	Chief Executive Officer

Dated: November 12, 2001		/s/ Stephen Ross
	By:	Stephen Ross
	Its:	Chief Financial Officer