Form 10QSB
period 2001-12-31
REMEDENT USA INC/AZ
filed 2002-02-13
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2001

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

REMEDENT USA, INC.
(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0837251 (I.R.S. Employer Identification Number)

1220 Birch Way Escondido, California (Address of principal executive offices)	92027 (Zip code)

(760) 781-3333
(Issuer’s telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares of issuer’s common stock outstanding as of February 12, 2002: 16,081,558

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

REMEDENT USA, INC.

FORM 10-QSB REPORT

December 31, 2001

i

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

REMEDENT USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31, 2001	March 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,118	$7,686
Accounts receivable, net	27,130	21,262
Inventories, net	148,810	82,905
Prepaid expense	35,562	3,422

TOTAL CURRENT ASSETS	249,620	115,275
Property & equipment, net	74,805	21,488
Patents, net of accumulated amortization	25,528	25,969
Other assets	8,863	4,187

TOTAL ASSETS	$358,836	$166,919

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$550,606	$412,756
Due to related parties	223,460	102,291
Accrued liabilities	814,087	443,173
Note payable	239,189	134,000

TOTAL CURRENT LIABILITIES	1,827,341	1,092,220

Commitments and contingencies
SHAREHOLDERS’ DEFICIT
Common stock	16,081	13,187
Additional paid in capital	2,479,137	1,768,302
Accumulated deficit	(3,964,879)	(2,706,790)
Cumulative translation adjustment	1,156	—

TOTAL SHAREHOLDERS’ DEFICIT	(1,468,505)	(925,301)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$358,836	$166,919

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)

	For the quarter ended		For the nine months ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
NET SALES	$280,315	$139,349	$452,473	$381,663
COST OF SALES	152,167	45,847	253,372	122,130

GROSS PROFIT	128,148	93,502	199,101	259,533
OPERATING EXPENSES
Research and development	32,885	15,075	167,348	45,320
Sales and marketing	20,609	150,482	31,800	396,941
General and administrative	495,480	65,878	1,181,394	194,680
Depreciation and amortization	4,233	3,329	11,815	9,986

TOTAL OPERATING EXPENSES	553,206	234,764	1,392,356	646,627
LOSS FROM OPERATIONS	(425,058)	(141,262)	(1,193,255)	(387,394)
OTHER INCOME (EXPENSES)
Interest income	—	31	—	168
Interest expense	(40,231)	(18,635)	(79,244)	(140,216)
Other income (expense)	7,150	2,866	14,410	(222)

TOTAL OTHER INCOME (EXPENSES)	(33,081)	(15,738)	(64,834)	(140,270)

LOSS BEFORE INCOME TAXES	(458,139)	(157,000)	(1,258,089)	(527,664)
Income tax benefit (expense)	—	—	—	—

NET (LOSS)	$(458,139)	$(157,000)	$(1,258,089)	$(527,664)

LOSS PER SHARE	$(0.03)	$(0.01)	$(0.08)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	16,081,558	12,993,732	15,401,864	12,989,470

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THE NINE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)

	For the nine months ended
	December 31, 2001	December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,258,089)	$(527,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,815	9,908
Inventory reserve	57,353	—
Stock for services	195,990	13,483
Options for bonuses	52,000	—
Beneficial conversion feature	—	113,200
Changes in operating assets and liabilities:
Accounts receivable	(5,443)	31,764
Inventories	(121,367)	38,221
Prepaid expenses	(31,689)	(210)
Accounts payable	167,086	137,563
Accrued liabilities	370,614	94,829
Deposits	—	(8,892)

NET CASH USED IN OPERATING ACTIVITIES	(561,731)	(97,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(63,228)	—
Other assets	(5,965)	(3,510)
Notes to related parties	121,169	(29,081)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	51,976	(32,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Lease payments	—	(1,025)
Proceeds from notes and debentures	120,000	131,066
Proceeds from sale of common stock	423,500	—
Note payments	(4,811)	(4,966)

NET CASH PROVIDED BY FINANCING ACTIVITIES	538,689	125,075

NET INCREASE IN CASH	28,934	(5,314)
Effect of exchange rate changes on cash and cash equivalents	1,498	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,686	8,125

CASH AND CASH EQUIVALENTS, END OF YEAR	$38,118	$2,811

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

During the quarter ended December 31, 2000, the Company issued 12,648 shares of common stock for the repayment of $9,000 in accounts payable indebtedness.

Supplemental Information:
Interest paid	$1,829	$1,990
Taxes paid	$—	$—

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)

	Three months ended Dec. 31,		Nine months ended Dec. 31,
	2001	2000	2001	2000
Net loss	$(458,139)	$(157,000)	$(1,258,089)	$(527,664)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,156	—	1,156	—

Comprehensive loss	$(456,983)	$(157,000)	$(1,256,933)	$(527,664)

The accompanying notes are an integral part of these interim consolidated financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO ITERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    General

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Remedent USA, Inc. and subsidiaries (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and patents. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2001, management believes there was no impairment of the Company’s long-lived assets.

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

Accounts Receivable

The Company sells premium toothbrushes to various companies, primarily to retail chains located throughout the United States. The terms of sales are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of December 31, 2001 and March 31, 2001 the allowance for doubtful accounts was $1,000. During the nine months ended December 31, 2001 and fiscal year ended March 31, 2001, the Company had written off a nominal amount of uncollectable accounts. The Company uses the allowance method to account for uncollectable accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

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

Common shares related to stock options and stock warrants that are antidilutive amounted to 4,803,000 and 0 for the three and nine month periods ended December 31, 2001 and 2000, respectively.

3.    Inventories

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	December 31, 2001	March 31, 2001
Inventory-Supplies	$23,305	$23,593
Displays and Raw Materials	118,835	45,436
Finished Goods	64,119	13,876
Less: Inventory reserve	(57,450)	—

Inventories, net	$148,810	$82,905

4.    Patents

Patent costs are amortized using straight-line method over 15 years. Patent values and accumulated amortization are listed below as follows:

	December 31, 2001	March 31, 2001
Patent	$35,468	$34,199
Accumulated amortization	$9,940	$8,230

Patents, net	$25,528	$25,969

5.    Property and Equipment

Property and equipment are summarized as follows:

	December 31, 2001		March 31, 2001
Machinery and equipment		$54,468	$50,436
Tooling		$48,414	$—
Furniture and fixtures		$19,239	$8,236
Leasehold improvements	$	|779	$779
Less accumulated depreciation		$(48,095)	$(37,963)

Property and equipment, net		$74,805	$21,488

6.    Capital Transactions

On September 14, 2001, the Company completed a $110,500 private placement, selling an aggregate of 442,000 shares of common stock at $0.25 a share, and warrants to purchase 442,000 shares of common stock at an exercise price of $0.25 per share for 5 years.

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

On June 20, 2001, the Company entered into a Business Consulting Agreement with a business acquisition advisory firm to provide consulting services including, but not limited to, the identification and completion of acquisition targets and general consulting needs as expressed by the Company. The terms of the agreement included non-refundable consideration of 300,000 shares of common stock for the execution of the agreement, with future fees calculated as a percentage of the value of each acquisition completed by the Company. These fees are payable in the same ratio of cash to stock as the transaction.

On April 25, 2001, the Company completed a $313,000 private placement, selling an aggregate of 1,252,000 shares of common stock at $0.25 a share, and warrants to purchase 1,252,000 shares of common stock at an exercise price of $0.25 per share for five years.

On April 1, 2001, the Company entered into a Retainer Agreement with its former legal counsel for legal services including the review of SEC documents, preparation of other documents as needed, and general advisory services on any matters which arise in the ordinary course of business. In connection with this agreement, the Company issued 250,000 shares of common stock for the initial $20,000 in legal services.

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

The following are segment information for the three and nine month periods ended December 31, 2001 and 2000:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2000	2001	2000
Revenues:
Professional Dental Products	$274,969	$—	$402,203	$—
Oral Hygiene Products	$5,346	$139,349	$50,270	$381,663

Total	$280,315	$139,349	$452,473	$381,663
Net Loss:
Professional Dental Products	$(132,587)	$—	$(447,464)	$—
Oral Hygiene Products	$(53,665)	$(97,378)	$(101,412)	$(284,217)
Other	$(271,887)	$(59,622)	$(709,213)	$(243,447)

Total	$(458,139)	$(157,000)	$(1,258,089)	$(527,664)

The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the three and nine month periods ended December 31, 2001 and 2000:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2000	2001	2000
Revenues—United States:
Professional Dental Products	$—	$—	$—	$—
Oral Hygiene Products	$5,346	$139,349	$50,270	$381,663

Total	$5,346	$139,349	$50,270	$381,663
Revenues—Europe:
Professional Dental Products	$274,969	$—	$402,203	$—
Oral Hygiene Products	$—	$—	$—	$—

Total	$274,969	$—	$402,203	$—
	$280,315	$139,349	$452,473	$381,663

The following is long-lived asset information by geographic area as of December 31, 2001:

United States	$65,951
Europe	$8,854

$74,805

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

9.    Going Concern

The Company has incurred substantial net losses since inception, and as of December 31, 2001 maintained a working capital and shareholders’ deficit of ($1,577,721) and ($1,468,505), respectively, raising substantial doubt about the Company’s ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

The plan includes the ceasing of direct sales and marketing of the Remedent Toothbrush, and acquisition of and expansion into diversified business ventures.

To reduce overhead and operating costs, the Company will cease the direct sales and marketing of its Remedent Toothbrush, and is attempting to license the product and related technology to a third party marketer and distributor. This would eliminate all cash requirements for this product, as the licensor would support the requisitioning, marketing and distribution. The Company is currently in negotiations with a well-established oral care distributing company, and is attempting to finalize an agreement by the second quarter of 2002. The Company will continue to develop additional products for distribution within the oral hygiene market, and will analyze whether to license the related technology or manufacture and distribute in-house, on a case-by-case basis.

On July 1, 2001, the Company began developing, manufacturing, marketing and distributing high-technology dental equipment. The Company has retained 14 additional personnel, 7 engineers and 7 operations and finance, with strong backgrounds in the business of high-technology dental equipment, and will market dental curing and whitening lamps, interoral cameras and hand-held penlights. The Company has previewed its first offering within this market at dental shows around the world in October 2001, and plans to begin shipments of initial units during the first quarter of 2002. Additionally, the Company is in negotiations for the acquisition of a Professional Employer Organization (“PEO”) and is attempting to finalize that acquisition by the first quarter of 2002. PEO firms manage payroll and human resource functions as well as provide health, unemployment and workers compensation insurance for small and mid-size businesses. These firms allow these smaller businesses to shift legal risk, lower administrative costs, and obtain lower insurance rates as part of the firm’s group of customers.

The Company plans to complete additional PEO acquisitions within the next twelve months, and attempt to improve on industry operating results through the introduction of additional products and services, and efficient consolidation and integration of these entities.

The Company’s first target maintains growing revenues and current-year profitable operations. The proposed acquisition will be entirely for stock and will require minimal capital investment as current management will remain intact.

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

On September 9, 2001, the Company entered into a short-term working capital loan in the amount of $20,000. The loan will mature in sixty days from date of funding, with the principal and interest of $30,000 to be repaid in either cash or stock, at the Company’s discretion. The Company is currently negotiating for the extension and modification of the loan’s repayment terms.

On September 21, 2001, the Company entered into a short-term working capital loan in the amount of $100,000. The loan will mature in ninety days from date of funding, with the principal and interest of $150,000 to be repaid in either cash or stock, at the Company’s discretion. The Company is currently negotiating for the extension and modification of the loan’s repayment terms.

Notes payable are summarized as follows:

	December 31, 2001	March 31, 2001
Promissory Note at 8.00% (Prime + 2.5%), due on demand, principal and interest payable in monthly installments of $1,099, final maturity April 2005	$39,189	$44,000
Convertible debentures at 10%, due on demand	80,000	90,000
Working capital loan, due on demand	20,000	—
Working capital loan, final maturity December 2001	100,000	—

Notes payable	$239,189	$134,000

11.    Related Party Transactions

Due to related parties are summarized as follows:

	December 31, 2001	March 31, 2001
Advances from Rebecca Inzunza, an officer, through the use of a personal credit card for business expenses.	$26,245	$18,226
Advances from a company operated by Kenneth Hegemann, an officer, of $8,000 and $11,500 for the fiscal nine months ended December 31, 2001 and the fiscal year ended 2001, respectively. No repayments were made for the fiscal nine months ending December 31, 2001 while $4,000 was repaid during the fiscal year ended March 31, 2001. As of December 31, 2001, $2,947 is accrued for unpaid interest.	23,063	15,063
Borrowings from a director in the form of convertible debentures.	69,002	69,002
Borrowings from employees in the form of working capital loans.	105,150	—

Due to related parties	$223,460	$102,291

        The convertible debentures issued to the director are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder. The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of December 31, 2001, $19,945 was accrued for unpaid interest.

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

The Company has a royalty agreement with Jean Louis Vrignaud which provides 4.5% royalty of the net sales with a cap of $2 million on royalties for the assignment of all patents to the Company. Mr. Vrignaud was an officer and director during the fiscal year ending March 31, 1999, and has occupied no position with the Company since that time. Mr. Vrignaud was owed $52,420 and $50,395 as of December 31, 2001 and March 31, 2001, respectively. Total royalty expenses incurred under this agreement totaled $2,026 and $9,640 for the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

The discussion and financial statements contained herein are as of December 31, 2001 and for the three and nine months ended December 31, 2001 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview

The Company develops, markets and distributes toothbrushes and oral hygiene products.

Three Months Ended December 31, 2001 as Compared to Three Months Ended December 31, 2000

For the fiscal quarter ending December 31, 2001, net sales increased by $140,966 from $139,349 in 2000 to $280,315 in 2001. This represents a 101% increase over the comparable period ending December 31, 2000. The increase was due to the commencement of dental equipment sales in our European subsidiary, partially offset by the continued reduction in sales within the oral hygiene market. As the Company has initiated its presence within the professional dental equipment market, our European subsidiary has begun sales of after-market products, including accessories and repair services, while the new product is nearing release. These revenues were partially offset by the continued reduction in oral hygiene revenues, consistent with our reorganization plan, as we reposition assets and resources to the professional dental equipment market, and finalize plans for the oral hygiene division.

Cost of goods sold increased by $106,320 or 232% for the quarter ending December 31, 2001 over the comparable period ended December 31, 2000.

Gross profit for the quarter ending December 31, 2001 decreased to 46% from 67% for the comparable period ended December 31, 2000. This decrease was due to the change in accounting procedure whereby promotional discounts are recorded as reductions to the sales price. This change was implemented for all fiscal periods beginning April 1, 2001.

Research and development expenses increased by $17,810 over the prior fiscal year, due primarily to the research and development costs incurred during the start-up phase of the Company’s high-technology dental equipment segment. These expenditures relate primarily to the labor and materials to design and manufacture our new curing light technology, in addition to the completion of 15 prototypes. We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment and oral hygiene markets.

Sales and marketing costs for the quarters ended December 31, 2001 and 2000 were $20,609 and $150,482 respectively, which represents a decrease of $129,873 or 86%. The costs are attributed primarily to the oral hygiene products, with the decrease being consistent with the reduction in oral hygiene product sales caused by cash flow shortages and resource repositioning and resulting strain on inventory availability. The professional dental product revenues incurred minimal sales and marketing costs as these after market sales are obtained through previously-established channels, and require minimal investment to create.

General and administrative costs for the quarters ended December 31, 2001 and 2000 were $495,480 and $65,878 respectively, an increase of $429,602 or 652%. This increase is due to the overhead, primarily payroll and rent, associated with the professional dental equipment which commenced operations on July 1, 2001. Additionally, in connection with the reorganization plan, the Company has begun intensifying fund-raising and investor relation activities, with the resulting increase in such expenses.

Net interest expense increased by $21,596 during the quarter ended December 31, 2001 over the comparable period ending December 31, 2000. The increase in interest expense was largely due to the interest accrued on the working capital loans entered into by the Company during the quarter ended September 30, 2001.

Inflation has not had a material effect on our revenue and income from continuing operations in the past three years. We do not expect inflation to have a material future effect.

Nine Months Ended December 31, 2001 as Compared to Nine Months Ended December 31, 2000

For the nine months ending December 31, 2001, net sales increased by $70,810 from $381,663 in 2000 to $452,473 in 2001. This represents a 19% increase over the comparable period ending December 31, 2000. The increase was due to the commencement of dental equipment sales in our European subsidiary, partially offset by the continued reduction in sales within the oral hygiene market. As the Company has initiated its presence within the professional dental equipment market, our European subsidiary has begun sales of after-market products, including accessories and repair services, while the new product is nearing release. These revenues were partially offset by the continued reduction in oral hygiene revenues, consistent with our reorganization plan, as we reposition assets and resources to the professional dental equipment market, and finalize plans for the oral hygiene division.

Cost of goods sold increased by $131,242 or 107% for the nine months ending December 31, 2001 over the comparable period ended December 31, 2000.

Gross profit for the nine months ending December 31, 2001 decreased to 44% from 68% for the comparable period ended December 31, 2000. This decrease was due to the change in accounting procedure whereby promotional discounts are recorded as reductions to the sales price. This change was implemented for all fiscal periods beginning April 1, 2001.

Research and development expenses increased by $122,028 over the prior fiscal year, due primarily to the research and development costs incurred during the start-up phase of the Company’s high-technology dental equipment segment. These expenditures relate primarily to the labor and materials to design and manufacturer our new curing light technology, in addition to the completion of 15 prototypes. We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment and oral hygiene markets.

Sales and marketing costs for the nine months ended December 31, 2001 and 2000 were $31,800 and $396,941 respectively, which represents a decrease of $365,141 or 92%. The costs are attributed primarily to the oral hygiene products, with the decrease being consistent with the reduction in oral hygiene product sales caused by cash flow shortages and resource repositioning and resulting strain on inventory availability. The professional dental product revenues incurred minimal sales and marketing costs as these after market sales are obtained through previously-established channels, and require minimal investment to create.

General and administrative costs for the nine months ended December 31, 2001 and 2000 were $1,181,394 and $194,680 respectively, an increase of $986,714 or 507%. This increase is due to the overhead, primarily payroll and rent, associated with the professional dental equipment which commenced operations on July 1, 2001. Additionally, in connection with the reorganization plan, the Company has begun intensifying fund-raising and investor relation activities, with the resulting increase in such expenses.

Net interest expense decreased by $60,972 during the nine months ended December 31, 2001 over the comparable period ending December 31, 2000. The decrease in interest expense was largely due to the one-time charges to interest expense in connection with the issuance of the convertible debentures during the quarter ended December 31, 2000. No such issuance occurred during the current quarter.

Inflation has not had a material effect on our revenue and income from continuing operations in the past three years. We do not expect inflation to have a material future effect.

Liquidity and Capital Resources

On December 31, 2001, our current liabilities exceeded our current assets by $1,577,721. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. In addition, cash flow and liquidity is contingent upon the success of our restructuring plan. The inability to complete the proposed PEO acquisitions or develop and market high-technology dental equipment will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

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

Kenneth J. Hegemann, an officer, operates CRA Labs, Inc., a related business that advanced $8,000 during the fiscal nine months ended December 31, 2001. There were no repayments of these advances during the fiscal nine months ended December 31, 2001, leaving a balance of $23,063 at December 31, 2001. Similar to the other working capital loans, this is an unsecured debt and bears interest at 10% per annum.

During the nine months ended December 31, 2001, the Company raised $423,500 through the private placement of its common stock and was loaned $120,000 in short-term working capital loans.

We expect to continue to experience negative cash flow through at least February 2001, and may continue to do so thereafter while we implement our restructuring plan. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of December 31, 2001, we had a working capital deficit totaling $1,577,721 and a shareholders deficit of $1,468,505.

Frequently we have been unable to make timely payments to our trade and service vendors. As of December 31, 2001, we had past due payables of approximately $460,000, representing a 12% increase from the prior fiscal year end. Deferred payment terms have been negotiated with most of the vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date. Notes payable increased by $105,189 due to the incurrence of $120,000 in working capital loans, partially offset by the monthly debt commitment to the bank and the conversion of $10,000 of convertible debentures to equity during the nine months. Accrued liabilities increased by $370,914. This amount represents accrued salaries for officers and employees. Due to related parties increased by $121,169 due primarily to working capital loans provided by employees and additional advances from officers during the nine months.

For the nine months ending December 31, 2001 and 2000, net cash used for operating activities was $561,731 and $97,798, respectively. As of December 31, 2001 we had a working capital deficiency of $1,577,721, as compared to a working capital deficiency of $976,945 at March 31, 2001. Our business operations will require substantial capital financing on a continuing basis.

We have taken several actions, which we believe will improve our short-term and long-term liquidity and cash flow. For the short term, we have improved liquidity and cash flow by obtaining short term loans, reducing expenses, reducing employee compensation, eliminating warehousing fees and reducing insurance expenses. For the long term, we have developed and begun implementation on a complete business restructuring plan. In addition, our liquidity is less affected by our working capital deficit as significant portions of our liabilities are related party or non-cash liabilities. The entirety due to related parties are payables to officers in the form of advances and accrued interest which will be repaid either with common stock or be contributed to the capital of the Company, and a debenture to a director to be repaid with common stock. Within accrued liabilities, approximately $480,000 represents accrued salaries to officers and accrued interest on debentures which could be contributed to the capital of the Company or repaid with common stock, respectively. Finally, within notes payable, $200,000 represents indebtedness the Company can repay in the form of common stock.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “plan,” “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this filing, for the reasons, among others, described within the various sections. You should read the filing carefully, and should not place undue reliance on any forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events.

Quarterly Trends

We do not anticipate significant “seasonal” changes in our operations. Our product is a toothbrush that people use on a daily basis for oral hygiene and as such, we predict that although sales may increase over the year, sales will not be affected by quarterly trends.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults in Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits filed with this Form 10-QSB:

None.

(b)  Reports on Form 8-K filed during the period covered by this Form 10-QSB:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RE	MEDENT USA, INC.

Dated: February 11, 2002	/S/ REBECCA M. INZUNZA
By: Rebecca M. Inzunza Its: Chief Executive Officer

Dated: February 11, 2002	/S/ STEPHEN ROSS
By: Stephen Ross Its: Chief Financial Officer