Form 10KSB
period 2002-03-31
REMEDENT USA INC/AZ
filed 2002-06-27
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the Fiscal Year ended March 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

REMEDENT USA, INC.
(Name of small business issuer as specified in its charter)

Nevada	86-0837251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17555 Ventura Blvd. Suite 200 Encino, California	91316
(Address of principal executive offices)	(Zip code)

(818) 922-0585
(Issuer’s telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Number of shares of issuer’s common stock outstanding as of June 21, 2002: 33,289,058

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

(1)  Registration Statement on Form 10-SB—Part III

(2)  Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001—Part III

(3)  Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001—Part III

(4)  Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001—Part III

Transitional Small Business Disclosure Format (check one). Yes  ☐  No  ☒

PART I

Item 1— Description of Business

(a)  History and Organization

Remedent USA, Inc. was incorporated under the laws of Arizona in September 1996. We were initially formed for the purposes of developing, marketing and distributing the Remedent Toothbrush, a new single-handle toothbrush, gumbrush and tongue cleaner designed to improve oral care at an affordable price. We have never been a party to any bankruptcy, receivership or similar proceeding.

(b)  Our Business

Our primary product has been the Remedent Tooth and Gumbrush (“Remedent Toothbrush”) a toothbrush, gumbrush and tongue cleaner in a single instrument. Our initial marketing efforts included direct marketing to dental professionals, a formulated marketing campaign through Double Eagle Market Development Company in the Northwestern states and a promotional mail-out consisting of the Remedent Toothbrush on educational videos, coupons and brochures. However, due to the extremely cost-intensive nature of retail marketing, we were unable to adequately increase the exposure of this product. As a result, we have incurred substantial net losses resulting in working capital and shareholder deficits.

As a result of these substantial net losses, during the beginning of the fiscal year ended March 31, 2002, we reassessed our operations and business structure and implemented a complete corporate reorganization plan. This plan included the sale of the Remedent Toothbrush division and expansion into diversified business ventures. These diversified ventures include the development of high-technology dental equipment for marketing within the professional dental market and the acquisition of a dental employee leasing firm. On March 14, 2002, we entered into an Asset Purchase Agreement selling our Remedent Toothbrush division to Famcare 2000, LLC. (See “Certain Relationships and Related Transactions”)

On July 1, 2001, in connection with this diversification, we formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc. (“RPH”), Remedent Professional, Inc. (“Remedent Professional”) and Remedent NV, and began developing high-technology dental equipment. We retained nine additional personnel, including two engineers and seven operations and finance employees, with strong backgrounds in the business of high-technology dental equipment. During the fourth quarter of the fiscal year ended March 31, 2002, we initiated our entrance into this market, with the introduction of the RemeCure CL-15, high-speed dental curing light. We plan to market this product domestically through Remedent Professional, and internationally through Remedent NV.

We are also currently developing additional products for introduction within this market, including intraoral cameras we plan to introduce in October 2002.

Additionally, during the fourth quarter of the fiscal year ending March 31, 2002, we completed the acquisition of a dental employee-outsourcing firm in Belgium, International Medical & Dental Support. As the firm remained in the start-up phase subsequent to the acquisition, no revenues from this firm were recognized during the fiscal year ended March 31, 2002. We did incur additional start-up costs, such as organization and advertising costs, which were included within the fiscal year ended March 31, 2002 financial statements.

Our objective is to become a leading developer and manufacturer of high-technology dental equipment and operator of employee leasing firms, capitalizing on the synergies and marketing inroads each division provides.

(c)  Competition

The dental products market is intensely competitive. Within this market, there are at least 12 companies which offer dental curing and whitening lamps. Our competitors have greater financial and other resources, and, consequently, are better able to market and generate consumer awareness of their product.

Within the dental products market, we will be competing with other companies primarily on the basis of price, technology, customer service and value-added services, with our principal competitors being Patterson Dental Co., Henry Schein, Inc., Dentsply, Ultrak, Air Techniques, Kreativ Products, American Dental Technologies and Argon Laser.

(d)  Business Strategy

We compete within the high-technology dental equipment market, a highly competitive market. To compete within this market, our business strategy is to:

•	Strengthen and broaden core brands through marketing and advertising, product development and manufacturing;

•	Emerge with cutting-edge technology.

•	Expand our presence in all markets in which we compete and enter new markets where there are opportunities for growth; and

•	Continue to reduce costs and manage working capital, and improve operating efficiencies, customer service and product quality.

(e)  Marketing Strategies

Within the dental equipment market, we market our technology through dental equipment distributors, sharing the marketing efforts with these distributors through attendance at dental conferences and a combination of direct mail solicitations, professional publications and website-based advertising.

In connection with our entrance into the dental equipment market, we continue to analyze the most cost-effective manufacturing and distribution methods. The current method entails turn-key manufacturing with a large manufacturer with distribution occurring through both drop shipments from the manufacturer and shipments from our own facility. This provides highly predictable and controllable cost of sales and essentially eliminates all indirect manufacturing overhead costs.

(f)  Distribution Methods

We currently distribute our dental equipment through both drop shipments from the manufacturer and shipments from our own facility, providing highly predictable and controllable cost of sales and essentially eliminating all indirect manufacturing overhead costs.

(g)  Principal Suppliers

Consistent with our goal for highly predictable and controllable cost of sales and the elimination of indirect manufacturing overhead costs, we do not procure raw materials or manufacture our products in-house. As such, we have retained a contract manufacturer, located in France, for the complete production of our initial professional dental product, the RemeCure CL-15 high-speed curing light. The agreement provides that the manufacturer will procure all raw materials necessary for the production of the product, and will charge a set price to us for the product and the related quality control testing. Additionally, the manufacturer provides a 14 month warranty from the date of receipt.

While we believe our contract manufacturer will enable us to meet our current and anticipated operational requirements, we can provide no assurance that such availability will continue or that the terms will remain commercially competitive.

(h)  Major Customers

For the fiscal year ended March 31, 2002, the company had two significant customers, accounting for 38% and 13%, respectively, of consolidated revenue.

(i)  Intellectual Property

Within the dental products market, we are developing products, which we believe do not infringe upon any valid existing proprietary rights of third parties. We plan to seek patent protection for all technology developed for distribution within this market. We can provide no assurance the steps taken to seek patent protection will be successful. Additionally, if received, we can provide no assurance third parties will not assert infringement claims against us. Defending such claims can be both expensive and time-consuming, and there can be no assurance that we will be able to successfully defend against or similarly prosecute an infringement claim. The loss of such rights (or our failure to obtain similar licenses or agreements) would have a materially adverse effect on our business, financial condition, and results of operations. We can provide no assurance the steps taken to protect intellectual property will be adequate to prevent misappropriation of that intellectual property, or that our competitors will not independently develop products substantially equivalent or superior to our products.

(j)  Governmental Approval

We market dental products which are legally defined to be medical devices, therefore, we are considered to be a medical device manufacturer and as such we are subject to the regulations of, among other governmental entities, the United States Food and Drug Administration and the corresponding agencies of the states and foreign countries in which a Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters. A failure to comply with such regulations could have material adverse effects on our business.

The Federal Food, Drug and Cosmetic Act (“FDC Act”) regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, premarket notification and adherence to the Quality System Regulation (“QSR”) as well as medical device reporting (“MDR”), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of pre-market approval or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive premarket approval by the FDA pursuant to a premarket approval (“PMA”) application to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

Before they can be marketed, most medical devices introduced to the United States market are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a “510(k) Clearance”) or approval of a PMA. Obtaining approval of a PMA application can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. In general, approval of a 510(k) Clearance may be obtained if a manufacturer or seller of medical devices can establish that a new device is “substantially equivalent” to a predicate device other than one that has an approved PMA. The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device. The 510(k) Clearance is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) Notification submission may take 3 to 12 months or longer. If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device’s approved or cleared application.

Generally, if we are in compliance with FDA and California regulations, we may market our products throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market. The regulatory international review process varies from country to country. We rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure we comply with the regulatory laws of such countries. Failure to comply with the laws of such country could have a material adverse effect on our operations and, at the very least, could prevent us from continuing to sell products in such countries. Exports of most medical devices are also subject to certain limited FDA regulatory controls.

We will ensure all regulations are complied with, all registrations are performed and all required clearances are received.

(k)  Costs and Effects of Compliance with Environmental Laws and Regulations

We are not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property, which would lead to liability as a landowner. Therefore, we do not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

(l)  Employees

We currently retain nine employees worldwide, two in the United States and seven in Belgium, all of which were hired in connection with our entrance into the dental equipment market. The two personnel within the United States operate the Remedent USA, Inc. and Remedent Professional, Inc. entities, while the seven personnel in Belgium operate the Remedent N.V. entity. We hire independent contractors on an “as needed” basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. Long term, we will attempt to hire additional employees as needed based on our growth rate.

(m)  Research and Development

Research and Development (R&D) costs have been increasing during the current fiscal year. R&D costs were $270,395 and $80,495 for the fiscal years ended March 31, 2002 and 2001, respectively. The increase for fiscal year 2002 reflects expenses for design and development of the new curing light technology introduced during the first quarter of 2002, and intraoral camera technology that we plan to release to the market during the fourth quarter of 2002. R&D costs incurred in the previous fiscal year related to the Remedent Toothbrush, and were less significant as the patented design was developed under the direction of Mr. Jean Louis Vrignaud, its inventor.

Item 2— Properties

We currently lease two facilities for our operations. In Encino, California, we lease an office within an executive suites building, on a three-month lease, commencing June 4, 2001, for $1,248 per month. Currently, this lease in continuing on a month-by-month basis. In Ghent, Belgium, we lease office and warehouse space for approximately €6,300 per month

Item 3— Legal Proceedings

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

Item 4— Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5— Market for Registrant’s Common Equity and Related Stockholder Matters

(a)  Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board, under the symbol REMM. Prior to September 18, 2001, our common stock was traded on the pink sheets included in the NASD Electronic Bulletin Board under the symbol REMM.

The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 1999	1.375	0.750
Quarter ended September 30, 1999	2.313	0.813
Quarter ended December 31, 1999	1.500	0.563
Quarter ended March 31, 2000	0.490	0.090
Quarter ended June 30, 2000	0.375	0.125
Quarter ended September 30, 2000	0.490	0.090
Quarter ended December 31, 2000	0.220	0.060
Quarter ended March 31, 2001	0.250	0.060
Quarter ended June 30, 2001	0.360	0.090
Quarter ended September 30, 2001	0.230	0.090
Quarter ended December 31, 2001	0.180	0.050
Quarter ended March 31, 2001	0.090	0.050

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

(b)  Stockholders

As of June 21, 2002, the number of stockholders of record was 425, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 2,400 stockholders in total.

(c)  Dividends

We have not paid any dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance the growth of the company. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including the company’s earnings, financial condition, capital requirements and other factors.

Item 6— Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and financial statements contained herein are for the fiscal years ended March 31, 2002 and 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview

The Company develops, markets and distributes high-technology dental equipment for sale within the professional dental market.

Results of Operations

Comparative details of results of operations for the years ending March 31, 2002 and 2001.

	Year Ending March 31, 2002	Year Ending March 31, 2001
NET SALES	$733,853	$225,604
COST OF SALES	502,013	154,848

GROSS PROFIT	231,840	70,756
OPERATING EXPENSES
Research and Development	270,395	80,495
Sales and Marketing	49,582	228,029
General and Administrative	1,793,362	320,038
Depreciation and Amortization	12,711	13,253

TOTAL OPERATING EXPENSES	2,126,050	641,815
(LOSS) FROM OPERATIONS	(1,894,209)	(571,059)
OTHER INCOME (EXPENSES)
Interest/Other Income	44,290	169
Interest Expense	(113,887)	(200,114)

TOTAL OTHER INCOME (EXPENSES)	(69,597)	(199,945)
(LOSS) BEFORE INCOME TAXES	(1,963,806)	(771,004)
Income Tax Benefit (Expense)	—	850

NET (LOSS)	$(1,963,806)	$(771,854)

For the fiscal year ending March 31, 2002, net sales increased by $508,249 from $225,604 in 2001 to $733,853 in 2002. This represents a 225% increase over the comparable period ending March 31, 2001. The increase was due to the commencement of dental equipment sales in our European subsidiary, partially offset by the continued reduction in sales within the oral hygiene market throughout the year, and complete termination of these sales as of December 31, 2001. As the Company has initiated its presence within the professional dental equipment market, our European subsidiary has begun sales of our initial technology, a high-speed dental curing light, as well as after-

market products, including accessories and repair services. These revenues were partially offset by the continued reduction in oral hygiene revenues throughout the year, consistent with our reorganization plan, as we reposition assets and resources to the professional dental equipment market, and finalize the sale of the oral hygiene division.

Cost of goods sold increased by $347,165 or 224% for the year ending March 31, 2002 over the comparable period ended March 31, 2001. This represents a corresponding increase to the increase in sales during the current fiscal year end.

Gross profit increased by $161,084 or 228% for the year ended on March 31, 2002 over the comparable period ended March 31, 2001. Gross profit percentage increased to 32% for the fiscal year ended March 31, 2002 compared to 31% for the comparable period ended March 31, 2001. The increase is the result of our shift to the higher-margin professional dental equipment market during the current fiscal year. There were no sales of these products during the fiscal year ended March 31, 2001. Additionally, excluding one-time write-offs of obsolete marketing and promotional material within the oral hygiene division of $69,000 and obsolete raw materials, due to design changes, within the professional dental equipment division of $14,000, the recurring gross profit percentage was 43%.

Research and development expenses as of March 31, 2002 increased by $189,900 over the prior fiscal year, due primarily to the research and development costs incurred during the start-up phase of the Company’s high-technology dental equipment segment. These expenditures relate primarily to the labor and materials to design and manufacture our new curing light technology, in addition to the completion of 15 prototypes. We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment markets. These products include the introduction of two new intraoral cameras for use within this market. These products are currently in development and we expect to introduce these into market during the fourth quarter of 2002.

Sales and marketing costs as of March 31, 2002 and 2001 were $49,582 and $228,029 respectively, which represents a decrease of $178,447 or 78%. The reduction is a result of the shift in business focus from the retail selling of oral hygiene products to the wholesale selling of professional dental products. In connection with our reorganization plan implemented during the current fiscal year, we began downsizing the marketing-intensive retail selling of oral hygiene products, and formally ceased these operations on December 31, 2001, in anticipation of the sale of the division. We have shifted into the professional dental equipment market, whereby we focus on the less capital-intensive sale of units to large distributors. This marketing and distribution method allows for significantly less marketing and provides more predictable revenue flow.

General and administrative costs for 2002 and 2001 were $1,793,362 and $320,038 respectively, an increase of $1,473,324 or 460%. This increase is due to the overhead, primarily payroll and rent, associated with our professional dental equipment business operating in both Europe and the United States, which commenced on July 1, 2001. Additionally, in connection with the reorganization plan, the Company has begun intensifying fund-raising and investor relation activities, with the resulting increase in such expenses.

Net interest expense decreased by $86,227 during the year ended March 31, 2002 over the comparable period ending March 31, 2001. The decrease in interest expense was largely due to the conversion feature of the convertible debentures entered into with shareholders during the prior fiscal year. No such debentures were entered into during the current fiscal year. This decrease was partially offset by the interest accrued on working capital loans entered into during the current fiscal year.

Inflation has not had a material effect on our revenue and income from continuing operations in the past three years. We do not expect inflation to have a material future effect.

Liquidity and Capital Resources

On March 31, 2002, our current liabilities exceeded our current assets by $1,121,304. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. In addition, cash flow and liquidity is contingent upon the success of our restructuring plan. The inability to continue to develop and market high-technology dental equipment or operate our newly acquired dental outsourcing business will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

Since our inception in 1996, we have sustained net losses and negative cash flow, due largely to start-up costs, general and administration expenses, inventory, marketing and other expenses related to market development and new product launch. As a result, we have financed our working capital requirements principally through loans and the private placement of our common stock.

In February 2002, we entered into a line of credit facility with the Bank Brussels Lambert (“BBL”) consisting of a accounts receivable factoring line for €991,000 and a general line of credit for €250,000 ($1,082,648 at March 31, 2002). As of March 31, 2002, we had drawn $137,866 from this facility.

During the fiscal year ended March 31, 2002, we received advances of $150,799 from officers and directors in the form of working capital loans. These loans bear no interest and allow for repayment terms to be agreed upon at a future date. We repaid $11,314 of these advances with cash and settled $88,308 of these advances with the issuance of common stock valued at $0.50 a share.

In January 2002, we completed a $270,000 private placement, selling an aggregate of 3,375,000 shares of common stock at $0.08 a share. $76,876 of the private placement was received during April 2002.

In September 2001, we received $120,000 in the form of working capital loans, $20,000 to mature in November 2001 and $100,000 to mature in December 2001. Through May 2002, we had made $22,222 in principal payments on the $100,000 loan and agreed to repayment of the balance with the issuance of 972,225 shares of common stock. Additionally, in May 2002, we agreed to the repayment of the $20,000 loan with the issuance of 375,000 shares of common stock.

In September 2001, we completed a $110,500 private placement, selling an aggregate of 442,000 shares of common stock at $0.25 a share.

In April 2001, we completed a $313,000 private placement, selling an aggregate of 1,252,000 shares of common stock at $0.25 a share.

In January 1999, Rebecca Inzunza, former President of the Company, loaned the Company $50,000 at 7% interest which was paid throughout the year and as of March 31, 2001 the principal balance was paid in full. On December 11, 1998, Remedent received a $50,000 line of credit from Union Bank of Arizona. We have drawn upon the full amount. The interest rate was 10.25% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,970.55 was converted to a five-year loan with an interest rate of prime + 2.5% (7.25% at March 31, 2002), monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest.

During the fiscal year ended March 31, 2001, the Company borrowed $149,002 from shareholders and a director in the form of convertible debentures. These debentures are unsecured, due on demand and bear interest at 10% per annum. In addition, at the sole discretion of the holder, can be converted to stock at 37.5% of the average trading price 30 days prior to maturity.

Kenneth J. Hegemann, an officer, operates CRA Labs, Inc., a related business that advanced $11,500 during the fiscal year ended March 31, 2001. We repaid $4,000 of these advances during the fiscal year ended March 31, 2001, and were advanced an additional $8,000 during the fiscal year ended March 31, 2002. These advances were repaid on January 24, 2002 through the issuance of common stock valued at $0.50 a share.

We expect to continue to experience negative cash flow through at least the second quarter of 2002, and may continue to do so thereafter while we fully implement our restructuring plan. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of March 31, 2002, we had a working capital deficit totaling $1,121,304 and a shareholders deficit of $728,292.

For the year ending March 31, 2002, liabilities totaled $1,516,336 and $1,092,220 for the year ending March 31, 2001, which represents an increase of $424,116. This was largely due to the draws on the line of credit facility, the working capital loans entered into and the additional advances received from related parties.

Frequently we have been unable to make timely payments to our trade and service vendors. As of March 31, 2002, we had past due payables in the amount of $141,538, representing a 66% decrease from the prior fiscal year. This reduction is due primarily to our upcoming sale of the oral hygiene division, including its related payables, and our gradual reduction in existing payables through the payments and reduction in the occurrence of additional indebtedness. Deferred payment terms have been negotiated with most of the vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.

For the years ending March 31, 2002 and 2001, net cash used for operating activities was $790,109 and $194,283, respectively. As of March 31, 2002 we had a working capital deficiency of $1,121,304, as compared to a working capital deficiency of $976,945 at March 31, 2001. Our business operations will require substantial capital financing on a continuing basis.

We have taken several actions, which we believe will improve our short-term and long-term liquidity and cash flow. For the short term, we have improved liquidity and cash flow by negotiating extended payment terms with vendors and converting various obligations into common stock. For the long term, we have negotiated for the sale of the oral hygiene division, with its related liabilities, and restructured the business to lower overhead and eliminate indirect manufacturing costs.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this filing, for the reasons, among others, described within the various sections. You should read the filing carefully, and should not place undue reliance on any forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events.

PART II—OTHER INFORMATION

Item 7.     Financial Statements

The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective May 1, 2002, the Board of Directors of the Company dismissed Siegel Smith LLP (“Siegel Smith”) as its independent auditors for the fiscal year ended March 31, 2002 and approved the engagement of Farber & Hass LLP (“Farber & Hass”) as Siegel Smith’s replacement. Siegel Smith had previously been the Company’s independent auditors. The decision to change auditors was approved by the Company’s Board of Directors.

Since the date of their engagement on November 5, 1999, there have been no disagreements with Siegel Smith on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Siegel Smith would have caused Siegel Smith to make reference to the matter in their report.

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

Person	Age	Position
Guy De Vreese	47	Chairman
Robin List	31	Director, Chief Executive Officer
Stephen Ross	42	Director, Chief Financial Officer, Secretary
Kenneth J. Hegemann	53	Director
Fred Kolsteeg	58	Director

Guy De Vreese, Chairman—Mr. De Vreese served as President of DMDS, Ltd., a developer and marketer of high-tech dental equipment from 1998 to 2001. Mr. De Vreese founded in 1997 DMD N.V., the independent European distributor for DMDS products and was its Chief Executive Officer until D.M.D.S. purchased its distribution rights. Prior to 1998 Mr. De Vreese served as a board member of Styles On Video Inc., Dycam Inc. and New Image Industries, Inc.

Robin List, Chief Executive Officer—Mr. List served as director of operations of DMDS Ltd. a, European based, developer and marketer of high-tech dental equipment from 1998 to 2001. Prior to 1998 Mr. List held positions such as director of a firm specialized in imaging software and commercial director/partner in a digital services corporation.

Stephen Ross, Director, CFO, Secretary—Mr. Ross was the former CFO of a professional dental equipment manufacturer where, over a three year tenure, oversaw all financial and operational matters. Prior to 1998, Mr. Ross served in such positions as senior management consultant with a corporate restructuring and management firm, CFO and co-founder of a personal care company, and a tax manager with one of the Big 5 accounting firms.

Kenneth J. Hegemann, Director—Mr. Hegemann has been the president of CRA Labs, Inc. and Oralbotic Research, Inc. for the past five years, firms specializing in the development of automated tooth brushing technology and conduct of various engineering projects.

Fred Kolsteeg, Director—Mr. Kolsteeg is the president of WAVE Communications, a Dutch based advertising agency that provides marketing services for world-renowned customers such as Coca-Cola and Philip Morris. Mr. Kolsteeg learned the advertising business at Phillips before he became Managing Director of Intermarco Publicis. Prior to founding WAVE in 1996, he successfully founded several advertising agencies such as ARA, Team and Team Saatchi.

In connection with the Company’s corporate reorganization plan, on April 1, 2002, Rebecca M. Inzunza, Robert Hegemann, Earl Moore and Edward Quincy resigned their positions as members of the Board of Directors. Additionally, Rebecca M. Inzunza has tendered her resignation as CEO, Kenneth J. Hegemann has tendered his resignation as President, and Robert Hegemann has tendered his resignation as Senior Vice President and Secretary.

The Board of Directors filled the vacancies left on the Board by the resignations described above by appointing Guy de Vreese, Robin List and Fred Kolsteeg to the Board of Directors. Guy de Vreese shall serve as Chairman of the Board of Directors. Additionally, the Board of Directors elected Robin List to serve as Chief Executive Officer and Stephen Ross as Chief Financial Officer and Secretary.

(b)  Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that during our 2002 fiscal year, all such filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

Item 10— Executive Compensation

(a)  Summary Compensation

The following table and attached notes sets forth the compensation of our executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include our costs of benefits furnished to the named executive officers, including premiums for health insurance, reimbursement of expense, and other benefits provided to such individual that are extended in connection with the ordinary conduct of our business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer’s cash compensation:

Summary Compensation Table

Long Term Compensation
	Annual Compensation							Awards				Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual compensation ($)		Restricted stock award(s) ($)		Securities Underlying Options/ SARs (#)		LTIP pay-outs ($)		All other compensation ($)
Kenneth Hegemann, Chairman	2002 2001 2000	$ $ $	60,300 80,400 80,400	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	-0- -0- -0-	]	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-
Rebecca Inzunza, President, CEO, CFO	2002 2001 2000	$ $ $	46,900 80,400 80,400	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	-0- -0- -0-	]	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Robert E. Hegemann, Sr. V.P., Treasurer	2002 2001 2000	$ $ $	28,951 40,872 40,872	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-	$-0- $-0- $-0-	$-0- $-0- $-0-
Guy DeVreese(1)	2002 2001 2000	$ $ $	90,000 -0- -0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-	$-0- $-0- $-0-	$-0- $-0- $-0-
Robin List(2)	2002 2001 2000	$ $ $	75,000 -0- -0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-	$-0- $-0- $-0-	$-0- $-0- $-0-
Stephen F. Ross(3)	2002 2001 2000	$ $ $	28,951 -0- -0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-	$-0- $-0- $-0-	$-0- $-0- $-0-

(1)	Elected Chairman effective April 1, 2002. Base salary to be $120,000, with 1,000,000 options granted.
(2)	Elected Chief Executive Officer effective April 1, 2002. Base salary to be $100,000, with 1,000,000 options granted.
(3)	Elected Chief Financial Officer effective April 1, 2002.

(b)  Employment Agreements

While we do not currently have any employment agreements, we anticipate having employment contracts with executive officers and key personnel as necessary, in the future.

(c)  Compensation of Directors

Except for the Chairman of the Board, our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings. The Chairman of the Board is entitled to receive $120,000 in base salary.

(d)  Stock Option Plan

On May 29, 2001, the Board of Directors adopted an Incentive and Nonstatutory Stock Option Plan (the “Plan”), reserving 5,000,000 shares underlying options for issuance under this plan. There is a restriction that no more than 1,000,000 options may be granted to any one individual or entity in any one calendar year under the Plan. To date, 4,733,600 options have been granted pursuant to the Plan, with 4,595,900 options outstanding as of March 31, 2002.

Item 11— Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 21, 2002 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our Directors, (iii) each of the our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class
Common (Restricted)	Guy De Vreese (2) (Chairman) Xavier de Cocklaan 42 9831 Deurle, Belgium	8,268,571	23.8%

Common (Restricted)	Robin List (3) (Director, CEO) Xavier de Cocklaan 42 9831 Deurle, Belgium	2,212,500	6.4%

Common (Restricted)	Stephen Ross (4) (Director, CFO) 1921 Malcolm #101 Los Angeles, CA 90025	1,000,000	2.9%

Common (Restricted)	Fred Kolsteeg (5) (Director) Managelaantje 10 3062 CV Rotterdan The Netherlands	1,000,000	3.0%

Common (Restricted)	KolsteegBeleggingsmaatschappij B.V.(6) Managelaantje 10 3062 CV Rotterdan The Netherlands	1,200,000	3.6%

Common (Restricted)	Kenneth Hegemann (7) (Director) 1220 Birch Way Escondido, CA 92097	1,045,000	3.1%

	All Officers and Directors as a group (5 persons)	13,526,071	39.2%

Common (Restricted)	Dental Advisors, Inc. (8) 1220 Birch Way Escondido, CA 92027	3,388,000	9.6%

Common (Restricted)	Rebecca Inzunza 1220 Birch Way Escondido, CA 92027	2,679,495	8.0%

Common (Restricted)	Jonathan J. Marine (9) 448 21st Street Manhattan Beach, CA 90266	2,300,000	6.8%

*	Less than 1%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)
Guy De Vreese holds 1,060,000 shares in his own name, including 1,000,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 15, 2002; 5,949,971 shares of Common Stock held in the name of New Bitsnap N.V., a Belgian company controlled by Guy De Vreese, including 26,400 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of April 15, 2002; and 1,258,600 shares held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese, including 173,600 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of June 21, 2002.

(3)	Includes 1,000,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(4)	Includes 1,000,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(5)	Includes 100,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(6)	Includes 200,000 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of June 21, 2002. Company was co-founded by Fred Kolsteeg.
(7)	Includes 100,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(8)	Includes 1,694,000 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(9)	Includes 250,000 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of June 21, 2002.

Item 12— Certain Relationships and Related Transactions.

Related Party Transactions

On March 14, 2002, we entered into an Asset Purchase Agreement with, Famcare 2000, LLC, a Nevada limited liability company, owned and operated by Rob Hegemann, the son of Ken Hegemann, a director. The Agreement provides for the sale of our Remedent Toothbrush business, which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002. The business, which engages in the worldwide distribution of the Remedent Toothbrush, had been our sole activity since 1996. However, due to recurring net losses and increasing working capital and shareholder deficits, we implemented, in July 2001, a complete corporate reorganization plan. This plan included the ceasing of direct sales and marketing of the Remedent Toothbrush, and acquisition of and expansion into diversified business ventures.

On February 12, 2002, our subsidiary, Remedent NV, entered into a loan agreement for €125,000 ($109,050 at March 31, 2002), with a company owned and operated by Guy De Vreese, an officer. The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert (“BBL”) for €250,000 ($218,100 at March 31, 2002. Due to the insufficient assets maintained by the Company as of the date of the line of credit, the BBL imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) the company owned by Mr. De Vreese repay its existing line of credit in full. As such, the loan received was utilized to repay the existing line of credit. Repayment of the loan will occur upon our ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

Between April 15, 2001 and August 21, 2001, in consideration of $69,002, we issued convertible debentures issued to Edward Quincy, who was a director of the Company from inception to April 1, 2002. These convertible debentures are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder. The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. $54,002 of the debentures carry a 37.5% conversion percentage, while $15,000 carry a 30% conversion percentage. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of December 31, 2002, $11,839 was accrued for unpaid interest.

We formerly leased 1,000 square feet of office space at 1220 Birch Way, Escondido, California. This dwelling belongs to Ms. Inzunza and acts as our headquarters. Since January 1998, Remedent has paid $300 per month directly to Ms. Inzunza for this office space. As of January 1, 2000, the lease amount was increased to $655. We also utilized warehouse space located within the home of one of our officers, Robert Hegemann, in Phoenix, Arizona, rent-free. In connection with her resignation as an officer and director on April 1, 2002, as part of our corporate reorganization, we no longer utilize the dwelling belonging to Ms. Inzunza, and as such no longer incur monthly rental charges for the property. Additionally, in connection with the sale of the Remedent Toothbrush business, which was operated solely out of the personal residence of Robert Hegemann, we no longer utilize, or incur monthly rental charges for, that space.

On October 5, 1996, we entered into a royalty agreement with Jean Louis Vrignaud, a holder of more than 5% of outstanding stock, under which Mr. Vrignaud is to receive a 4.5% royalty of the net sales with a cap of $2 million as compensation for the assignment of all Remedent patents. No royalties have been paid and the balance owed has been accruing in the general ledger and as of March 31, 2002 the total due is $52,421. In connection with the sale of the Remedent Toothbrush division on March 14, 2002, the purchaser will be assuming this obligation and the underlying agreement.

Item 13— Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1*	Stock Exchange Agreement with Resort World Enterprises, Inc.

3.1*	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986

3.2**	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986

3.3**	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987

3.4**	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995

3.5**	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997

3.6**	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998

3.7**	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent USA, Inc., dated October 5, 1998

3.8*	By-laws

10.1*	Marketing Agreement with Jean Louis Vrignaud

10.2*	Addendum to Marketing Agreement with Jean Louis Vrignaud

10.3*	Sales and Marketing Agreement with Double Eagle

10.4*	Option Agreement with Rubicon Capital Partners

10.5*	Convertible Debenture with Dr. Edward Quincy

10.6*	Client Service Agreement with Continental Capital & Equity Corporation

10.7*	Agent Agreement with Continental Capital

10.8*	Agreement with the Merryvale Group International

10.9*	Contract with In-Touch Communications

10.10*	Agreement with First Canadian Capital

10.11*	Investment Banking Rider with Charterbridge

10.12*	Agreement for Financial Public Support/Retail Support with Charterbridge

10.13*	Consulting Agreement and Finders Fee Agreement with Rubicon Capital Partners

10.14*	Shummi Manufacturing Contract

10.15**	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001

10.16**	Lease for Encino, California office, dated June 4, 2001

10.17**	Debenture Agreement

10.18***	Stock Purchase Agreement with Dental Advisors dated April 25, 2001.

10.19***	Retainer Agreement with Senn Palumbo Meulemans, LLP, dated March 28, 2001, incorporated herein by reference from Exhibit 10.1 to Registration Statement on Form S-8 filed with the SEC on June 6, 2001.

10.20***
Business Consulting Agreement with Windsor Partners, Inc., dated June 20, 2001, incorporated herein by reference from Exhibit 10.1 to Registration Statement on Form S-8 filed with the SEC on July 24, 2001.

10.21****	Loan Agreement, dated September 9, 2001.

10.22****	Investment Banking Agreement with Lincoln Equity Research, LLC, dated September 13, 2001.

10.23****	Stock Purchase Agreement with Dental Advisors, dated September 14, 2001.

10.24****	Warrant Agreement with Dental Advisors, dated September 14, 2001.

10.25****	Loan Agreement, dated September 21, 2001.

10.26	Renegotiated Loan Agreement dated December 21, 2001.

10.27	Asset Purchase Agreement for IMDS dated January 15, 2001.

10.28	Line of Credit Agreement dated February 11, 2002.

10.29	Loan Agreement dated February 12, 2002

10.30	Repayment Agreement dated March 20, 2002.

10.31	Repayment Agreement dated January 24, 2002.

10.32	Stock Purchase Agreement dated January 11, 2002.

21.1**	Subsidiaries

23.1	Consent of Siegel Smith LLP

99.2*	List of Patents

99.3*	List of Trademarks

(b)  Reports on Form 8-K:

On May 28, 2002, the Company filed a Current Report on Form 8-K to report the change in independent auditors from Siegel Smith LLP to Farber & Hass LLP.

*	Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on June 30, 2000.
**	Incorporated by reference from Annual Report on Form 10-KSB filed by the Company on June 29, 2001.
***	Incorporated by reference from Quarterly Report on Form 10-QSB filed by the Company on August 10, 2001.
****	Incorporated by reference from Quarterly Report on Form 10-SB filed by the Company on November 11, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT USA, INC.

Dated: June 21, 2002	/s/ ROBIN LIST
By: Robin List
Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: June 21, 2002	/s/ STEPHEN F. ROSS
By: Stephen F. Ross
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

Dated: June 21, 2002	/s/ GUY DEVREESE
By: Guy DeVreese
Its: Chairman (Director)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
REMEDENT USA, INC.

We have audited the accompanying consolidated balance sheet of Remedent USA, Inc. as of March 31, 2002, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remedent USA, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency, and its total liabilities exceed its total assets, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FARBER & HASS LLP

/S/    FARBER & HASS LLP
Oxnard, California
June 4, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
REMEDENT USA, INC.

We have audited the accompanying balance sheet of Remedent USA, Inc. as of March 31, 2001, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remedent USA, Inc. as of March 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency, and its total liabilities exceed its total assets, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SIEGEL ♦ SMITH LLP

/s/    SIEGEL SMITH LLP
Solana Beach, California
June 11, 2001

PART I—FINANCIAL INFORMATION

Item 1— Consolidated Financial Statements

REMEDENT USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 31, 2002 and 2001

	March 31, 2002	March 31, 2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,940	$7,686
Accounts receivable, net	117,274	21,262
Due from related party	109,050	—
Inventories, net	97,546	82,905
Prepaid expense	39,222	3,422

TOTAL CURRENT ASSETS	395,032	115,275
Property & equipment, net	60,502	21,488
Patents, net of accumulated amortization	—	25,969
Goodwill	330,011	—
Other assets	2,499	4,187

TOTAL ASSETS	$788,044	$166,919

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Line of credit	$137,866	—
Accounts payable	310,163	$412,756
Due to related parties	153,715	102,291
Accrued liabilities	346,017	443,173
Net liabilities of Toothbrush Business to be sold	335,713	—
Note payable	232,862	134,000

TOTAL CURRENT LIABILITIES	1,516,336	1,092,220

Commitments and contingencies

SHAREHOLDERS’ DEFICIT
Common stock (50,000,000 shares authorized, $0.001 par value; 30,824,058 issued and outstanding)	30,824	13,187
Additional paid in capital	4,000,194	1,768,302
Accumulated deficit	(4,670,596)	(2,706,790)
Stock Subscription receivable	(77,848)	—
Cumulative translation adjustment	(10,866)	—

TOTAL SHAREHOLDERS’ DEFICIT	(728,292)	(925,301)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$788,044	$166,919

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2002 and 2001

	For the year ended
	March 31, 2002	March 31, 2001
NET SALES	$733,853	$225,604
COST OF SALES	502,013	154,848

GROSS PROFIT	231,840	70,756
OPERATING EXPENSES
Research and development	270,395	80,495
Sales and marketing	49,582	228,029
General and administrative	1,793,361	320,038
Depreciation and amortization	12,711	13,253

TOTAL OPERATING EXPENSES	2,126,049	641,815

LOSS FROM OPERATIONS	(1,894,209)	(571,059)
OTHER INCOME (EXPENSES)
Interest income	—	169
Interest expense	(113,887)	(200,114)
Other income (expense)	44,290	—

TOTAL OTHER INCOME (EXPENSES)	(69,597)	(199,945)

LOSS BEFORE INCOME TAXES	(1,963,806)	(771,004)
Income tax benefit (expense)	—	(850)

NET (LOSS)	$(1,963,806)	$(771,854)

LOSS PER SHARE	$(0.11)	($0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	18,009,722	12,966,167

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years ended March 31, 2002 and 2001

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other	Total
	Shares	Amounts
Balance, March 31, 2000	12,685,303	$12,685	$1,446,018	$(1,934,936)	$(12,983)	$(489,216)

Common stock issued for services	29,882	30	9,470	—	—	9,500
Common stock issued for repayment of debt	472,131	472	163,812	—	—	164,284
Beneficial Conversion Feature on debentures	—	—	149,002	—	—	149,002
Receipt of services for common stock issued in prior year	—	—	—	—	12,983	12,983
Net loss	—	—	—	(771,845)	—	(771,854)

Balance, March 31, 2001	13,187,316	$13,187	$1,768,302	$(2,706,790)	$0	$(925,301)

Common stock issued under private placements	5,069,000	5,069	688,431	—	—	693,500
Common stock issued for services	4,210,000	4,210	455,910	—	—	460,120
Common stock issued for repayment of debt	2,209,100	2,209	596,241	—	—	598,450
Common stock issued upon conversion of debenture	148,642	149	10,440	—	—	10,589
Stock options issued for services	—	—	23,870	—	—	23,870
Stock options issued to employees and directors	—	—	133,000	—	—	133,000
Common stock issued upon acquisition of business	6,000,000	6,000	324,000	—	—	330,000
Subscription receivable	—	—	—	—	(77,848)	(77,848)
Cumulative translation adjustment	—	—	—	—	(10,866)	(10,866)
Net loss	—	—	—	(1,963,806)	—	(1,963,806)

Balance, March 31, 2002	30,824,058	$30,824	$4,000,194	$(4,670,596)	$(88,714)	$(728,292)

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2002 and 2001

	For the years ended
	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,963,806)	$(771,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,301	13,253
Inventory reserve	80,906	—
Stock and options issued for services	483,990	159,065
Options for bonuses	133,000	—
Changes in operating assets and liabilities:
Cash within division sold	(2,093)	—
Accounts receivable	(102,275)	19,636
Inventories	(99,858)	70,807
Prepaid expenses	(29,163)	(2,886)
Accounts payable	269,419	136,894
Accrued liabilities	426,470	189,694
Deposits	—	(8,892)

NET CASH USED IN OPERATING ACTIVITIES	(790,109)	(194,283)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(65,084)	(640)
Other assets	(3,236)	—
Notes from related parties	(107,688)	—

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(176,008)	104,204
CASH FLOWS FROM FINANCING ACTIVITIES
Lease payments	—	(1,354)
Proceeds from notes and debentures	120,000	109,073
Note payments	(11,138)	(18,079)
Proceeds from line of credit	136,144	—
Proceeds from sale of common stock	693,500	—
Subscription receivable	(76,876)
Payments to related parties	(11,314)	—
Notes to related parties	150,799	104,844

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,001,115	89,640

NET INCREASE IN CASH	34,998	(439)
Effect of exchange rate changes on cash and cash equivalents	(10,744)	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,686	8,125

CASH AND CASH EQUIVALENTS, END OF YEAR	$31,940	$7,686

Supplemental Non Cash Investing and Financing Activities:

During the year ended March 31, 2002, the Company issued 2,082,600 shares of common stock for the repayment of $88,308 in indebtedness to related parties and $472,267 in accrued expenses.

During the year ended March 31, 2002, the Company issued 6,000,000 shares of common stock for the acquisition of a dental employee outsourcing firm.

During the year ended March 31, 2002, the Company issued 126,600 shares of common stock for the repayment of $31,650 in accounts payable indebtedness.

During the year ended March 31, 2002, the Company issued 148,642 shares of common stock upon the conversion of a debenture for full settlement of the $10,000 face amount and $589 in accrued interest.

During the year ended March 31, 2001, the Company issued stock, valued at $322,785, for consulting, marketing personnel services and debenture conversion benefits.

During the year ended March 31, 2001, the Company realized consulting services, valued at $12,983, for stock issued during the year ended March 31, 2000.

Supplemental Information:
Interest paid	$12,951	$20,152
Taxes paid	$—	$—

The accompanying notes are an integral part of the financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the years ended March 31, 2002 and 2001

	Year ended March 31,
	2002	2001
Net loss	$(1,963,806)	$(771,854)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,866)	—

Comprehensive loss	$(1,974,672)	$(771,854)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

Remedent USA, Inc. (the “Company”) is engaged in the distribution of high technology professional dental equipment. The Company was originally incorporated on September 30, 1996 in the state of Arizona, and has offices in Encino, California and Ghent, Belgium.

On October 2, 1998 Remedent USA (“Remedent”) merged with Resort World Enterprises, Inc., a Nevada corporation (“RWE”). The surviving Company was RWE and immediately changed the name of the Corporation to Remedent USA, Inc. The exchange was a “reverse merger” and accounted for as a recapitalization of Remedent. As a result of the merger, RWE obtained all of the issued and outstanding stock of Remedent for approximately 79% of the new Remedent USA, Inc. stock. Financial statements for the pre-merger periods are the historical financial statements of Remedent.

On July 1, 2001, the Company formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent NV. The Company markets the professional dental equipment through these subsidiaries.

On December 31, 2001, the Company discontinued the distribution of its patented tooth & gumbrush in anticipation for the upcoming sale of this division. On March 14, 2002, the Company reached an agreement for the sale of this division and is awaiting shareholder approval of the sale.

2.    Summary of Significant Accounting Policies

Basis for Presentation

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Remedent USA, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. Corporate administrative costs are not allocated to subsidiaries.

Reclassifications

These financial statements reflect certain reclassifications made to the prior period balances to conform with the current year presentation.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of trade accounts receivables. At March 31, 2002 and 2001, three customers accounted for 54% and 52%, respectively, of the Company’s trade receivables. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2002, management believes there was no impairment of the Company’s long-lived assets.

Pervasiveness of Estimates

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

Accounts Receivable

The Company sells professional dental equipment to various companies, primarily to distributors located throughout the world. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of March 31, 2002 and March 31, 2001 the allowance for doubtful accounts was $0 and $1,000, respectively. The Company uses the allowance method to account for uncollectable accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Customers Outside of the United States

Sales to foreign customers were 93% and 59% of total sales in the years ended March 31, 2002 and 2001, respectively

Research and Development Costs

The Company expenses research and development costs as incurred.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. For the fiscal years ended March 31, 2002 and 2001, consolidated advertising expense amounted to $21,459 and $127,341, respectively.

Income Taxes

Income taxes, are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Deferred taxes are recognized for temporary differences in the basis of assets and liabilities for financial statement and income tax reporting as well as for operating losses and credit carry forwards. A provision has been made for income taxes due on taxable income and for the deferred taxes on the temporary differences. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Impact of New Accounting Standards

Statement of Financial Standards (“SFAS”) Nos. 141 “Business Combinations” is effective for business combinations after June 30, 2001. It requires that the “purchase method” of accounting be used to account for all business combinations and specifies criteria for an acquired intangible asset to be recognized separately from goodwill. SFAS No. 142 is effective for financial statements beginning after December 15, 2000. It requires that goodwill no longer be amortized, but tested for impairment on an annual basis. The Company adopted the provisions of SFAS Nos. 141 and 142 for the fiscal year ended March 31, 2002.

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

Common shares related to stock options and stock warrants that are antidilutive amounted to 6,819,000 and 0 for the fiscal years ended March 31, 2002 and 2001, respectively.

Accounting for Stock Based Compensation

Stock option grants are set at the closing price of the Company’s common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models to provide supplemental information regarding options granted after 1994.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Inventories

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	March 31, 2002	March 31, 2001
Inventory-Supplies	$—	$23,593
Displays and Raw Materials	5,270	45,436
Finished Goods	96,638	13,876
Less: Inventory reserve	(4,362)	—

Inventories, net	$97,546	$82,905

4.    Due from Related Party

On February 12, 2002, the Remedent NV entered into a loan agreement for € 125,000, with a company owned and operated by Guy De Vreese, a Company officer. The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert (“BBL”) for € 250,000 (see Note 10). Due to the insufficient assets maintained by the Company as of inception date of the line of credit, the BBL imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) the company owned by Mr. De Vreese repay its existing line of credit in full. As such, the loan received was utilized to repay the existing line of credit. Repayment of the loan will occur upon the Company’s ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

5.    Property and Equipment

Property and equipment are summarized as follows:

	March 31, 2002	March 31, 2001
Machinery and equipment	$3,548	$50,436
Tooling	49,782	—
Furniture and fixtures	9,919	8,236
Leasehold improvements	0	779
Less accumulated depreciation	(2,747)	(37,963)

Property and equipment, net	$60,502	$21,488

See Note 9 regarding property and equipment sold.

6.    Goodwill

On January 15, 2002, Remedent NV acquired International Medical & Dental Support (“IMDS”), a dental practitioner outsourcing firm. The firm specializes in the outsourcing of Belgium dentists into the Dutch dental market. With the closing of numerous universities and the increasing limitations on the number of dentistry students, the Dutch market is experiencing a significant deficit in dentists, resulting in excess demand for qualified practitioners, and waiting lists in Holland of 8 to 12 weeks. Belgium dentists are in the highest of demand due to the region’s extremely close proximity, higher degree of education and compatibility with local languages and culture.

The results of IMDS’ operations have been included in the consolidated financial statements since that date of acquisition. The Company will utilize the connection to dental offices within the European market to provide inroads for its professional dental technology.

The acquisition was for a total of 6,000,000 shares of common stock, valued at $330,000. The value of the common shares issued was determined based on the market price of the Company’s common stock on the date of acquisition. As the firm was, and currently is, in the development stage, there were no assets and liabilities as of the acquisition date. As a result, the balance of the purchase price was allocated to goodwill. As of March 31, 2002, management assessed the present value of the projected cash flows of the acquired business, and believes there was no impairment of the goodwill.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Due to Related Parties

Due to related parties are summarized as follows:

	March 31 2002	March 31, 2001
Advances from Rebecca Inzunza, an officer, through the use of a personal credit card for business expenses.	$0	$18,226
Advances from a company operated by Kenneth Hegemann, an officer, of $8,000 and $11,500 for the fiscal years ended March 31, 2002 and 2001, respectively
No repayments were made for the fiscal year ending March 31, 2002 while $4,000 was repaid during the fiscal year ended March 31, 2001.	0	15,063
Borrowings from a former director in the form of convertible debentures.	69,002	69,002
Borrowings from employees in the form of working capital loans.	84,713	—

Due to related parties	$153,715	$102,291

The convertible debentures issued to the director are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder. The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of March 31, 2002 and 2001, $13,572 and $6,607, respectively, was accrued for unpaid interest.

8.    Accrued Liabilities

Accrued liabilities are summarized as follows:

	March 31, 2002	March 31, 2001
Accrued salaries and payroll taxes	$167,535	$309,192
Accrued royalties	0	50,395
Accrued interest	34,155	21,124
Accrued audit and tax fees	106,022	41,533
Accrued consulting	18,000	18,000
Accrued other	20,305	2.929

Accrued liabilities	$346,017	$443,173

9.    Net Liabilities to be Sold

On March 27, 2002, the Board of Directors approved an Asset Purchase Agreement (the “Agreement”) entered into by the Company on March 14, 2002 with Famcare 2000, LLC, (“Famcare”) a Nevada limited liability company. The Agreement provides for the sale of the Company’s Remedent Tooth & Gumbrush business (the “Toothbrush Business”) which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The business, which engages in the worldwide distribution of the Remedent Tooth & Gumbrush, had been the sole activity of the Company since its creation in 1996. However, due to recurring net losses and increasing working capital and shareholder deficits, the Company implemented, in July 2001, a complete corporate reorganization plan. This plan included the ceasing of direct sales and marketing of the Remedent Tooth & Gumbrush, and acquisition of and expansion into diversified business ventures.

As further discussed in Note 16, the Company has been developing technologies for introduction within the professional dental equipment market, and initiated shipments of its first product, a high-speed dental curing light, in the first quarter 2002. Additionally, also during the first quarter of 2002, the Company completed the acquisition of a dental employee outsourcing firm in Belgium (see Note 6).

In connection with the Company’s shift in focus to high technology professional dental equipment, the Company discontinued the operations of the Toothbrush Business on December 31, 2001, in anticipation of the sale. The Company felt continued dedication to this business would not be in its shareholders’ best interest. Additionally, with the business generating recurring net losses and raising deficits, Company resources can be more effectively utilized within these new markets. Throughout the fiscal year ended March 31, 2002, as the Company had been experiencing significant working capital shortages, the Company had been downsizing this business in anticipation of a sale or license of these operations. As such, the volume of the business, revenues and expenses, had been significantly reduced from previous fiscal years. Further, with the cost reduction measures taken, aside from the cost of the toothbrush, the overhead of the entire business include solely related party expenses of the salary of the sole employee, Rob Hegemann, and the allocated cost of the use of his personal residence as the primary place of operation for this business. As a result, the business has not been accruing expenses upon its shutdown on January 1, 2002.

In accordance with Article 210.11-02(a) of Regulation S-X, the following narrative description of the pro-forma adjustments related to the sale of the Company’s Toothbrush Business is made a part of the Annual Report on Form 10-KSB. Pro-forma five-year information required by Item 301 of Regulation S-K, in the opinion of management, is not applicable as prior to April 1, 2001, the Company sole business was the Toothbrush Business. Effective April 1, 2001, the Company began operating a professional high-technology dental equipment business and during the fourth fiscal quarter of 2002, entered into the dental employee leasing business. During the fiscal years ended March 31, 2001, 2000 and 1999, which represent the entirety of the fiscal years publicly reported by the Company, the sole operating business was the Toothbrush Business.

The preparation of pro-forma financial disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and results of operations during the reporting period. Actual results could differ from those estimates. The sale of the Company’s Toothbrush Business positions the Company to operate on a going-forward basis as a developer and marketer of high-technology dental equipment.

The transaction proposed will effectively sell all of the assets of the Tooth & Gumbrush division as well as obligate the Buyer to be responsible for the Company’s liabilities relating to the division. The business accounted for approximately $50,000 in revenues, from unit sales, for the fiscal nine months ending December 31, 2001, and approximately $440,000 for the fiscal year ended March 31, 2001.

The following table reports pro-forma adjusted balance sheet accounts and results of operations when compared to March 31, 2002.

	03/31/02 As Reported	Pro-Forma Adjustments		03/31/02 Pro-Forma
Total Sales	733,853	50,270	(a)	683,583
Cost of Sales	502,013	99,152	(b)	402,861
Gross Profit	231,840	(48,882	)(c)	280,722
Operating Expenses	2,126,049	76,128	(d)	2,049,921
Operating Loss	(1,894,209)	(125,010	)(e)	(1,769,199)
Current Assets	395,032	25,303	(f)	369,729
Total Assets	788,044	69,065	(g)	718,979
Current Liabilities	1,516,336	404,778	(h)	1,111,558
Total Liabilities	1,516,336	404,778	(I)	1,111,558

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a)	Elimination of revenues reported for the nine months ended December 31, 2001, that related to Toothbrush Business revenue being sold.
b)	Elimination of the associated cost of sales related to the sale of Tooth & Gumbrush units
c)	Effect on gross profit on a pro-forma basis
d)	Elimination of associated general and administrative expenses related to the sale.
e)	Net effect of the transaction on operating results
f)	Current assets being sold are primarily inventory and accounts receivable
g)	Total assets being sold are primarily inventory, accounts receivable, furniture, fixtures and equipment, and patents.
h)	Current liabilities being sold are primarily accounts payable and royalties payable.
i)	Total liabilities being sold are primarily accounts payable and royalties payable

Net liabilities to be sold, representing the assets and liabilities of the business upon its discontinuance on December 31, 2001, are summarized as follows:

Cash	$2,092
Accounts receivable	7,729
Due from related parties	9,952
Inventory	5,530
Property & equipment, net	14,580
Patents, net	25,527
Other assets	3,655
Accounts payable	(343,198)
Accrued liabilities	(61,580)

Net liabilities to be sold	$(335,713)

10.    Line of Credit

On February 11, 2002, Remedent N.V., entered into a €1,241,000 Line of Credit Facility (the “Facility”) with the BBL, consisting of a €991,000 accounts receivable factoring line of credit and a €250,000 general line of credit. The factoring line of credit, to be secured by qualifying accounts receivable, will provide the Company 75% of the amount of qualifying invoices up to the maximum credit line. For each qualifying invoice, the BBL will assume all collection duties and charge a 0.47% fee on the invoice amount for these services. Advances on this line will bear interest at a rate of prime + 2.5%. As of March 31, 2002, no amounts were outstanding on this line of credit. The general line of credit is secured by the personal assets of an officer of the Company, and bears interest at a rate of prime + 2.5%. As of March 31, 2002, $137,866 was outstanding under this line of credit.

11.    Notes Payable

Since the commencement of operations, the Company has borrowed various amounts from shareholders to provide working capital and fund operations. These borrowings are in the form of unsecured convertible debentures, due on demand and bearing an interest rate of 10%. In addition, at the sole discretion of the holder, the debenture is convertible into common stock at a percentage between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. As of March 31, 2002 and 2001, $10,583 and $2,489, respectively, was accrued for unpaid interest.

On December 11, 1998, the Company entered into a one-year Promissory Note for $50,000 with a bank, bearing interest at 10.25% annually. On April 26, 2000, the Company refinanced the debt by converting the original note into a five-year variable Promissory Note, payable on demand. The Note is secured by all of the Company’s assets. The Note does not contain any restrictive financial covenants.

On September 9, 2001, the Company entered into a short-term working capital loan in the amount of $20,000. The loan will mature in sixty days from date of funding, with the principal and interest of $30,000 to be repaid in either cash or stock, at the Company’s discretion. In May 2002, the Company negotiated for the full repayment of the principal and interest, with the issuance of 375,000 shares of common stock.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 21, 2001, the Company entered into a short-term working capital loan in the amount of $100,000. The loan will mature in ninety days from date of funding, with the principal and interest of $150,000 to be repaid in either cash or stock, at the Company’s discretion. On December 21, 2001, the Company renegotiated the terms of the loan to provide for monthly principal repayments of $11,111 commencing April 1, 2002, and the issuance of 650,000 shares of common stock for the full repayment of the interest portion of the loan. Further, in May 2002, the Company negotiated for the full repayment of the remaining balance of the principal, $77,778, subsequent to the March and April principal payments as agreed to on December 21, 2001, with the issuance of 1,400,000 shares of common stock.

Notes payable are summarized as follows:

	March 31, 2002	March 31, 2001
Promissory Note at 7.25% (Prime + 2.5%), due on demand, principal and interest payable in monthly installments of$1,099, final maturity April 2005	$32,862	$44,000
Convertible debentures at 10%, due on demand	80,000	90,000
Working capital loan, due on demand	20,000	—
Working capital loan, final maturity December 2001	100,000	—

Notes payable	$232,862	$134,000

12.    Income Taxes

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2002	2001
Computed tax at the federal statutory rate of 34%	$(667,694)	$(162,220)
Valuation allowance	$667,694	$161,370

Provision (benefit ) for income taxes	$800	$850

Change in Valuation Allowance	$(633,014)	$(146,730)

For the period ended March 31, 2002 the Company had available approximately $3.1 million of unused net operating loss carry-forwards for federal tax and approximately $1.5 million for the State of California. These loss carry-forwards begin to expire in the year 2012 if not previously utilized.

13.    Shareholders’ Deficit

Capital Transactions

On March 20, 2002, the Company entered into an Agreement with New BitSnap, N.V., a firm providing the Company with consulting services, for the repayment of indebtedness with the issuance of common stock. The services, which include consulting services by Guy De Vreese and Robin List, are repaid with 3,000,000, 60,000 and 712,500 shares of common stock, issuable to New BitSnap N.V., Guy DeVreese and Robin List, respectively. New BitSnap, N.V. is controlled by Guy De Vreese, the President of New BitSnap N.V. and the Chairman of the Company.

On January 24, 2002, the Company entered into an agreement with Kenneth J. Hegemann, an officer, for the repayment of various related party debts, including accrued payroll, interest and advances, with the issuance of common stock. $472,550 of indebtedness was fully satisfied with the issuance of 945,100 shares of common stock.

On January 15, 2002, the Company acquired a dental employee outsourcing firm for 6,000,000 shares of the Company’s common stock.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 11, 2002, the Company completed a $270,000 private placement, selling an aggregate of 3,375,000 shares of common stock at $0.08 a share, and warrants to purchase 675,000 shares of common stock at an exercise price of $0.50 per share for 5 years.

On December 21, 2001, the Company renegotiated the repayment terms on the $100,000 short-term working capital loan. The revised payment terms include monthly principal payments, commencing on April 1, 2002, of $11,111, and the issuance of 650,000 shares of common stock as repayment of the interest on the loan.

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

On May 21, 2001, the Company issued 148,642 shares of common stock upon the conversion of a debenture for full settlement of the $10,000 face amount and $589 in accrued interest.

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

Stock Options

On May 29, 2001, the Board of Directors adopted an Incentive and Nonstatutory Stock Option Plan (the “Plan”), reserving 5,000,000 shares underlying options for issuance under this plan. There is a restriction that no more than 1,000,000 options may be granted to any one individual or entity in any one calendar year under the plan. As of March 31, 2002, 4,595,900 options were outstanding under the Plan.

The Plan provides for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices greater than or equal to the fair market value of the Company’s common stock on the date of grant. The options have vesting periods ranging from issuance date to five years, have maximum terms of five years and are subject to cancellation in the event of termination of employment.

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity:

	Options Outstanding	Weighted Avg. Exercise Price
Balance at March 31, 2001	—	—
Granted	4,733,600	$0.07
Canceled or expired	(137,700)	0.26
Exercised	—	—

Balance at March 31, 2002	4,595,900	$0.07

Options Exercisable at March 31, 2002	4,450,000	$0.06

The following table summarizes significant option groups outstanding as of March 31, 2002 and related weighted average exercise price and remaining contractual life information as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.05–$0.09	3,800,000	10.00	$0.05	3,800,000	$0.05
$0.10–$0.19	550,000	9.50	0.12	550,000	0.12
$0.20–$0.26	245,900	9.35	0.24	100,000	0.20

Compensation cost for stock options is measures as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price. Had compensation cost for these plans been determined based on the fair value of the grant dates, as prescribed by SFAS No. 123, net loss and net loss per share would have been as follows:

Fiscal Year Ended March 31, 2002
Net Loss:
As reported	$(1,963,806)
Pro forma	$(2,017,690)
Loss per share:
As reported	$(0.11)
Pro forma	$(0.11)

The fair value of each option granted during the periods reported was estimated on the date of grant using the Black-Scholes option pricing model based upon the weighted average assumptions of: risk-free interest rate of 6.00%; expected volatility of 50.0%; expected life of 10 years; and an expected dividend yield of zero.

14.    Segment Information

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

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are segment information for the fiscal years ended March 31:

	2002	2001
Revenues:
Professional Dental Products	$402,203	$—
Dental Employee Outsourcing	$—	$—
Oral Hygiene Products	$50,270	$436,448

Total	$452,473	$436,448
Net Loss:
Professional Dental Products	$(655,754)	$—
Dental Employee Outsourcing	$(18,890)	$—
Oral Hygiene Products	$(125,010)	$(385,779)
Other	$(1,164,152)	$(386,075)

Total	$(1,963,806)	$(771,854)

The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the fiscal years ended March 31:

	2002	2001
Revenues—United States:
Professional Dental Products	$—	$—
Dental Employee Outsourcing	$—	$—
Oral Hygiene Products	$50,270	$436,448
Total	$50,270	$436,448
Revenues—Europe:
Professional Dental Products	$683,583	$—
Dental Employee Outsourcing	$—	$—
Oral Hygiene Products	$—	$—

Total	$683,583	$—
	$733,853	$436,448

The following is long-lived asset information by geographic area as of March 31, 2002:

United States	$52,444
Europe	$8,058

$60,502

REMEDENT USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Going Concern

The Company has incurred substantial net losses since inception, and as of March 31, 2002 and 2001 maintained a working capital and shareholders’ deficit of ($1,121,304) and ($728,292), respectively, raising substantial doubt about the Company’s ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

The plan includes the ceasing of direct sales and marketing of the Remedent Toothbrush, and acquisition of and expansion into diversified business ventures.

On July 1, 2001, the Company began developing, manufacturing, marketing and distributing high-technology dental equipment. The Company retained 9 additional personnel, 2 engineers and 7 operations and finance, with strong backgrounds in the business of high-technology dental equipment, and will market dental curing and whitening lamps, interoral cameras and digital X-ray systems. The Company previewed its first offering within this market at dental shows around the world in October 2001, and initiated shipments of initial units during the first quarter of 2002. Additionally, on January 15, 2002, the Company acquired a dental employee outsourcing firm in Belgium, specializing in the placement of Belgium dentists into the Dutch dental market.

In connection with the Company’s shift in focus to high technology professional dental equipment, the Company discontinued the operations of the Toothbrush Business on December 31, 2001, and on March 14, 2002, the Company entered into an agreement to sell the business to a third party distributor. The Company felt continued dedication to this business would not be in its shareholders’ best interest. Additionally, with the business generating recurring net losses and raising deficits, Company resources can be more effectively utilized within these new markets. Throughout the fiscal year ended March 31, 2002, as the Company had been experiencing significant working capital shortages, the Company had been downsizing this business in anticipation of a sale or license of these operations. As such, the volume of the business, revenues and expenses, had been significantly reduced from previous fiscal years.

Upon the completion of its reorganization plan, the Company’s objective is to become a leading developer and manufacturer of high-technology dental equipment and operator of employee leasing firms, capitalizing on the synergies and marketing inroads each division provides

Management believes that if the Company can complete its restructuring plan, the Company can generate sufficient revenues and cash flows to sustain operations. There can be no assurance that the Company will be successful in its efforts and if unsuccessful in its efforts, it may be necessary to undertake other actions to preserve asset value. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

16.    Subsequent Events

In May 2002, the Company completed a $30,000 private placement, selling an aggregate of 375,000 shares of common stock at $0.08 a share, and warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share for 5 years.

In May 2002, the Company negotiated for the full repayment of the indebtedness to its previous independent accountants, $32,650, with the issuance of 150,000 shares of common stock.

In May 2002, the Company negotiated for the full repayment of indebtedness to its investment bankers, $10,000, with the issuance of 125,000 shares of common stock.

In May 2002, the Company negotiated for the full repayment of the principal balance of the $100,000 short-term working capital loan, $77,778 as of May 2002, subsequent to the March and April principal payments as agreed to on December 21, 2001, with the issuance of 1,400,000 shares of common stock.

In May 2002, the Company negotiated for the full repayment of the principal and interest of the $20,000 short-term working capital loan, with the issuance of 410,000 shares of common stock.