Form 10-Q
period 2002-06-30
REMEDENT USA INC/AZ
filed 2002-08-13
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                             Commission File Number
                               REMEDENT USA, INC.
           (Name of small business issuer as specified in its charter)

          Nevada                                     86-0837251
          ------                                     ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

     17555 Ventura Blvd. Suite 200
          Encino, California                             91316
     ------------------------------                      -----
(Address of principal executive offices)              (Zip code)

                                 (818) 922-0585
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of issuer's common stock outstanding as of August 12, 2002: 33,771,974


Transitional Small Business Disclosure Format (check one).  Yes [ ]   No [X]

                               REMEDENT USA, INC.

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 2002

      PART I - FINANCIAL INFORMATION                                                                           PAGE
                                                                                                             -------

      Item 1.  Interim Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002...............................         3

       Consolidated Statements of Operations
       For the Three Month Periods Ended June 30, 2002 and 2001........................................          4

       Consolidated Statements of Cash Flows
       For the Three Month Periods Ended June 30, 2002 and 2001........................................          5

       Consolidated Statements of Comprehensive Loss
       For the Three Month Periods Ended June 30, 2002 and 2001........................................          6

       Notes to Interim Consolidated Financial Statements..............................................          7

      Item 2.  Management's Discussion and Analysis or Plan of Operation...............................         14

      PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings.......................................................................         19
      Item 2.  Changes in Securities and Use of Proceeds...............................................         19
      Item 3.  Defaults upon Senior Securities.........................................................         19
      Item 4.  Submission of Matters to Vote of Security Holders.......................................         19
      Item 5.  Other Information.......................................................................         19
      Item 6.  Exhibits and Reports on Form 8-K........................................................         20

        (a)  Exhibits..................................................................................         20
        (b)  Reports on Form 8-K.......................................................................         20

      Signatures.......................................................................................         21

                                       i


PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


           ASSETS                                                             June 30, 2002    March 31, 2002
                                                                              -------------    ---------------

CURRENT ASSETS
    Cash and cash equivalents                                                   $      158      $   31,940
    Accounts receivable, net                                                       270,594         117,274
    Due from related party                                                         124,688         109,050
    Inventories, net                                                                82,984          97,546
    Prepaid expense                                                                 25,725          39,222
                                                                                    ------          ------

         TOTAL CURRENT ASSETS                                                      504,149         395,032

Property & equipment, net                                                           56,506          60,502

Goodwill 377,333                                                                   330,011

Other assets                                                                         1,499           2,499
                                                                                     -----           -----

         TOTAL ASSETS                                                             $939,487        $788,044
                                                                                  ========        ========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

    Line of credit                                                                $250,818        $ 137,866
    Accounts payable                                                               406,416          310,163
    Due to related parties                                                         198,184         153,715
    Accrued liabilities                                                            185,137         346,017
    Net liabilities of Toothbrush Business to be sold                              335,713         335,713
    Note payable                                                                   108,741         232,862
                                                                                   -------         -------

         TOTAL CURRENT LIABILITIES                                               1,485,009       1,516,336
                                                                                 ---------       ---------



Commitments and contingencies

SHAREHOLDERS' DEFICIT

    Common stock                                                                    33,771          30,824
    Additional paid in capital                                                   4,229,431       4,000,194
    Accumulated deficit                                                         (4,830,144)     (4,670,596)
    Stock subscription receivable                                                        -         (77,848)
    Cumulative translation adjustment                                               21,420         (10,866)
                                                                                    ------         --------

          TOTAL SHAREHOLDERS' DEFICIT                                             (545,522)       (728,292)
                                                                                  ---------       ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                             $939,487        $788,044
                                                                                  ========        ========


    The accompanying notes are an integral part of the financial statements.


                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                                    For the quarter ended
                                                                                June 30, 2002    June 30, 2001
                                                                                -------------    -------------

NET SALES                                                                         $495,608          $21,303

COST OF SALES                                                                      278,741           13,254
                                                                                   -------           ------

            GROSS PROFIT                                                           216,867            8,049

OPERATING EXPENSES
    Research and development                                                        54,521               46,849
    Sales and marketing                                                             14,859           11,523
    General and administrative                                                     285,759          300,803
    Depreciation and amortization                                                    5,106            3,329
                                                                                     -----            -----

           TOTAL OPERATING EXPENSES                                                360,245          362,504
                                                                                   -------          -------

LOSS FROM OPERATIONS                                                              (143,378)        (354,455)

OTHER INCOME (EXPENSES)
    Interest/other income                                                            2,738            6,318
    Interest expense                                                               (18,905)         (14,875)
                                                                                   --------         --------

           TOTAL OTHER INCOME (EXPENSES)                                           (16,167)          (8,557)
                                                                                   --------          -------

LOSS BEFORE INCOME TAXES                                                          (159,545)        (363,012)

    Income tax benefit (expense)                                                         -                -
                                                                                 ----------      -----------

           NET (LOSS)                                                            $(159,545)       $(363,012)
                                                                                 ==========      ===========

LOSS PER SHARE                                                                      ($0.01)          ($0.02)
                                                                                    =======          =======

WEIGHTED AVERAGE SHARES OUTSTANDING                                             32,569,702       14,562,970
                                                                                ==========       ==========


    The accompanying notes are an integral part of the financial statements.



                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                                For the quarter ended
                                                                            June 30, 2002 June 30, 2001
                                                                            ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                      $(159,545)    $(363,012)
Adjustments to reconcile net loss to net cash
provided by operating activities:
    Depreciation and amortization                                                 5,106         3,328
    Stock for services and interest                                               6,225       152,500

Changes in operating assets and liabilities:

       Accounts receivable                                                     (127,943)        7,542
       Inventories                                                               26,416         5,134
       Prepaid expenses                                                          11,181         3,147
       Accounts payable                                                          68,831       (41,834)
       Accrued liabilities                                                      (73,280)       34,968
       Deposits                                                                   1,000        (1,867)
                                                                                  -------     -------
NET CASH USED IN OPERATING ACTIVITIES                                          (242,009)     (200,094)

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of equipment                                                            -        (4,433)
    Notes to related parties                                                          -        49,813
                                                                                      -        ------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                      -        45,380

CASH FLOWS FROM FINANCING ACTIVITIES

       Note payments                                                            (26,343)       (2,266)
    Proceeds from line of credit                                                 87,339             -
    Proceeds from sale of common stock                                           30,000       313,000
    Subscription receivable                                                      83,430             -
    Payments to related parties                                                  (5,952)            -
    Notes to related parties                                                     44,597             -
                                                                                 ------             -
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       213,071       310,734
                                                                                -------       -------

    NET INCREASE IN CASH                                                        (28,938)      156,020
    Effect of exchange rate changes on cash and cash equivalents                 (2,844)            -
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     31,940         7,686
                                                                                 ------         -----
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $158      $163,706
                                                                                   ====      ========

Supplemental Non Cash Investing and Financing Activities:

During the quarter ended June 30, 2002, the Company issued 637,916 shares of common stock for the repayment of $84,406 in accrued expenses.

During the quarter ended June 30, 2002, the Company issued 1,810,000 shares of common stock for the full settlement of $107,778 in notes payable and $10,000 in accrued interest.

During the quarter ended June 30, 2002, the Company issued 125,000 shares of common stock for the repayment of $10,000 in accounts payable indebtedness.

During the quarter ended June 30, 2001, the Company issued 148,642 shares of common stock upon the conversion of a debenture for full settlement of the $10,000 face amount and $589 in accrued interest.

Supplemental Information:
  Interest paid                       $8,836               $1,031
  Taxes paid                          $    -               $    -


    The accompanying notes are an integral part of the financial statements.



                       REMEDENT USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                             Three months ended June 30,
                                                               2002             2001

     Net loss                                                 $(159,545)  $   (363,012)
     Other comprehensive income (loss):
        Foreign currency translation adjustment                  21,420              -
                                                               ---------  ------------


     Comprehensive loss                                       $(138,125)  $   (363,012)
                                                              ==========  =============

              The accompanying notes are an integral part of these
                   interim consolidated financial statements.


          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

The accompanying unaudited interim consolidated financial statements include the accounts of Remedent USA, Inc. and subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002.

2. Summary of Significant Accounting Policies

Basis for Presentation

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

Principles of Consolidation

The consolidated financial statements include the accounts of Remedent USA, Inc. and its wholly owned subsidiaries, Remedent Professional, Inc. and Remedent N.V. All inter-company balances and transactions have been eliminated. Corporate administrative costs are not allocated to subsidiaries.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of June 30, 2002, management believes there was no impairment of the Company's long-lived assets.

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

Accounts Receivable

The Company sells professional dental equipment to various companies, primarily to distributors located throughout the world. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of June 30, 2002 and March 31, 2002 the allowance for doubtful accounts was $0. The Company uses the allowance method to account for uncollectable accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

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

Common shares related to stock options and stock warrants that are antidilutive amounted to 6,894,000 and 0 for the three months ending June 30, 2002 and 2001, respectively.

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' equity. The Company has not tax-effected the cumulative translation adjustment as there is no intention to remit the earnings.

Impact of New Accounting Standards

Statement of Financial Standards ("SFAS") Nos. 141 "Business Combinations" is effective for business combinations after June 30, 2001. It requires that the "purchase method" of accounting be used to account for all business combinations and specifies criteria for an acquired intangible asset to be recognized separately from goodwill. SFAS No. 142 is effective for financial statements beginning after December 15, 2000. It requires that goodwill no longer be amortized, but tested for impairment on an annual basis. The Company adopted the provisions of SFAS Nos. 141 and 142 for the fiscal year ended March 31, 2002.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121 and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective April 1, 2002, which did not have a material impact on its consolidated results of operations or financial position.

In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company will adopt the provisions of SFAS 146 effective January 1, 2003.

3. Due from Related Parties

On February 12, 2002, Remedent NV entered into a loan agreement for (euro) 125,000, with a company owned and operated by Guy De Vreese, a Company officer. The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert ("BBL") for (euro) 250,000 (see Note 10). Due to the insufficient assets maintained by the Company as of inception date of the line of credit, the BBL imposed two requirements for the extension of credit;
(1) Mr. De Vreese personally guarantee the line of credit, and (2) the company owned by Mr. De Vreese repay its existing line of credit in full. As such, the loan received was utilized to repay the existing line of credit. Repayment of the loan will occur upon the Company's ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

4.  Inventories

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                                                   June            March
                                                                30, 2002         31, 2002

         Raw Materials                                        $        -         $   5,270
         Finished Goods                                           87,972            96,638

         Less: Inventory reserve                              (    4,988)           (4,362)
                                                              -----------           -------
         Inventories, net                                     $   82,984         $  97,546

5.  Property and Equipment

Property and equipment are summarized as follows:
                                                                  June             March
                                                               30, 2002          31, 2002
                                                              ---------          --------
Machinery and equipment                                       $    3,548         $   3,548
Tooling                                                           49,782            49,782
Furniture and fixtures                                            11,342             9,919

Less accumulated depreciation                                 (    8,166)        (   2,747)
                                                              ----------         ----------
Property and equipment, net                                   $   56,506         $  60,502



6.  Goodwill

On January 15, 2002, Remedent NV acquired International Medical & Dental Support ("IMDS"), a dental practitioner outsourcing firm. The acquisition was for a total of 6,000,000 shares of common stock. The value of the common shares issued was determined based on the market price of the Company's common stock on the date of acquisition. As the firm was, and currently is, in the development stage, there were no assets and liabilities as of the acquisition date. As a result, the balance of the purchase price was allocated to goodwill.

On January 1, 2002, the Company adopted SFAS 142 and has ceased amortization of goodwill, which is deemed to have an indefinite life. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment. SfAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142, as of June 30, 2002 and March 31, 2002, management assessed the present value of the projected cash flows of the acquired business, and believes there was no impairment of the goodwill.

As the Company maintained no goodwill or other identifiable intangible assets with indefinite lives, prior to the current fiscal period, no reconciliation of previously reported net income and earnings per share for the exclusion of such amortization expense is necessary.

7.  Line of Credit

On February 11, 2002, Remedent N.V., entered into a (euro)1,241,000 Line of Credit Facility (the "Facility") with the BBL, consisting of a (euro)991,000 accounts receivable factoring line of credit and a (euro)250,000 general line of credit. The factoring line of credit, to be secured by qualifying accounts receivable, will provide the Company 75% of the amount of qualifying invoices up to the maximum credit line. For each qualifying invoice, the BBL will assume all collection duties and charge a 0.47% fee on the invoice amount for these services. Advances on this line will bear interest at a rate of prime + 2.5%. No amounts were outstanding under this line of credit as of June 30, 2002 and March 31, 2002. The general line of credit is secured by the personal assets of an officer of the Company and bears interest at a rate of prime + 2.5%. $250,818 and $137,866 were outstanding under this line of credit as of June 30, 2002 and March 31, 2002, respectively.

8.  Due to Related Parties

Due to related parties are summarized as follows:

                                                                     June            March
                                                                   30, 2002         31, 2002
Borrowings from a former director in the form of
  convertible debentures.                                            69,002           69,002
Borrowings from three employees in the form
  of working capital loans.                                         129,182           84,713
                                                                    -------           ------

Due to related parties                                             $198,184         $153,715
                                                                   ========         ========


The convertible debentures issued to the former director are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder. The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of June 30, 2001, $15,297 was accrued for unpaid interest.


9.  Net Liabilities to be Sold

On March 27, 2002, the Board of Directors approved an Asset Purchase Agreement (the "Agreement") entered into by the Company on March 14, 2002 with, Famcare 2000, LLC, ("Famcare") a Nevada limited liability company. The Agreement provides for the sale of the Company's Remedent Tooth & Gumbrush business (the "Toothbrush Business") which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002.

The transaction proposed will effectively sell all of the assets of the Toothbrush business as well as obligate the Buyer to be responsible for the Company's liabilities relating to the division. The business accounted for approximately $50,000 in revenues, from unit sales, for the fiscal nine months ending December 31, 2001, prior to the discontinuance of the business' operations on December 31, 2001, and approximately $440,000 for the fiscal year ended March 31, 2001. The Company expects shareholder approval, ratifying the transaction, in August 2002.

10. Capital Transactions

On June 30, 2002, the Company negotiated for the partial repayment of unpaid wages to two current employees, $19,959, with the issuance of 39,918 shares of common stock.

On June 30, 2002, the Company negotiated for the full repayment of unpaid wages to a former employee, $19,497, with the issuance of 243,000 shares of common stock.

On May 13, 2002, the Company negotiated for the full repayment of unpaid wages and expenses to three former employees, $31,202, with the issuance of 205,000 shares of common stock and payments totaling $15,202.

On May 1, 2002, the Company completed a $30,000 private placement, selling an aggregate of 375,000 shares of common stock at $0.08 a share, and warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share for 5 years.

On May 1, 2002, the Company negotiated for the full repayment of the remaining balance of the $100,000 working capital loan, $77,778, subsequent to the April and May principal payments as agreed to on December 21, 2001, with the issuance of 1,400,000 shares of common stock. On December 21, 2001, the Company has agreed to the full repayment of the interest portion of the loan with the issuance of 650,000 shares of common stock.

On May 1, 2002, the Company negotiated for the full repayment of the principal and interest of the $20,000 working capital loan, with the issuance of 410,000 shares of common stock.

On May 1, 2002, the Company negotiated for the full repayment of the balance owed to its predecessor auditors, $32,650, with the issuance of 150,000 shares of common stock.

On April 26, 2002, the Company entered into an agreement with its investment bankers for the repayment of $10,000 of indebtedness, representing the monthly retainers for November and December of 2001 and January and February of 2002, with the issuance of 125,000 shares of common stock.

11. Segment Information

The Company's reportable operating segments for the fiscal year ending March 31, 2003 consist of professional dental products and dental employee outsourcing. The "Other" segment column below includes centralized services including corporate consulting, legal, accounting, investor relations and unallocated corporate payroll and interest. The chief operating decision making group for the Company's reportable operating segments is comprised of the Company's Chief Executive Officer, Chief Financial Officer, and the lead executives of each of the Company's two primary operating segments. The operating segments are managed separately as each operating segment represents a business unit with a distinctive marketing strategy, distribution method and target customer. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The following are segment information for the fiscal years ended March 31:

                                                                                                2003           2002
                                                                                                ----           ----
Revenues:
   Professional Dental Products                                                         $     494,299     $        -
   Dental Employee Outsourcing                                                          $       1,309     $        -
   Oral Hygiene Products                                                                $           -     $   21,303
                                                                                        ----------------------------
Total                                                                                   $     495,608     $   21,303

Net Loss:
   Professional Dental Products                                                         $(     43,046)    $(128,817)
   Dental Employee Outsourcing                                                          $(     32,761)    $       -
   Oral Hygiene Products                                                                $           -     $( 19,771)
   Other                                                                                $(     83,738)    $(214,424)
                                                                                        ---------------------------
Total                                                                                   $(    159,545)    $(363,012)

The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the fiscal years ended March 31:

                                                                                                2003           2002
                                                                                                ----           ----

Revenues - United States:
   Professional Dental Products                                                         $           -     $       -
   Dental Employee Outsourcing                                                          $           -     $       -
   Oral Hygiene Products                                                                $           -     $  21,303
                                                                                        ---------------------------
Total                                                                                   $           -     $  21,303

Revenues - Europe:
   Professional Dental Products                                                         $     494,299     $       -
   Dental Employee Outsourcing                                                          $       1,309     $       -
   Oral Hygiene Products                                                                $           -     $       -
                                                                                        ---------------------------
Total                                                                                   $     495,608     $       -

                                                                                        $     495,608     $  21,303


The following is long-lived asset information by geographic area as of June 30, 2002:

United States                                        $  48,001
Europe                                               $   8,505
                                                     ---------

                                                     $  56,506


12. Going Concern


The Company has incurred substantial net losses since inception, and as of June 30, 2002 maintained a working capital and shareholders' deficit of ($980,860) and ($545,522), respectively, raising substantial doubt about the Company's ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

The plan includes the ceasing of direct sales and marketing of the Remedent Toothbrush, and acquisition of and expansion into diversified business ventures.

On July 1, 2001, the Company began developing, manufacturing, marketing and distributing high-technology dental equipment. The Company retained 9 additional personnel, 2 engineers and 7 operations and finance, with strong backgrounds in the business of high-technology dental equipment, and will market dental curing and whitening lamps, intraoral cameras and digital X-ray systems. The Company previewed its first offering within this market at dental shows around the world in October 2001, and initiated shipments of initial units during the first quarter of 2002. Additionally, on January 15, 2002, the Company acquired a dental employee outsourcing firm in Belgium, specializing in the placement of Belgium dentists into the Dutch dental market.

In connection with the Company's shift in focus to high technology professional dental equipment, the Company discontinued the operations of the Toothbrush Business on December 31, 2001, and on March 14, 2002, the Company entered into an agreement to sell the business to a third party distributor. The Company felt continued dedication to this business would not be in its shareholders' best interest. Additionally, with the business generating recurring net losses and raising deficits, Company resources can be more effectively utilized within these new markets. Throughout the fiscal year ended March 31, 2002, as the Company had been experiencing significant working capital shortages, the Company had been downsizing this business in anticipation of a sale or license of these operations. As such, the volume of the business, revenues and expenses, had been significantly reduced from previous fiscal years.

Upon the completion of its reorganization plan, the Company's objective is to become a leading developer and manufacturer of high-technology dental equipment and operator of employee leasing firms, capitalizing on the synergies and marketing inroads each division provides.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

The discussion and financial statements contained herein are as of June 30, 2002 and for the fiscal quarters ended June 30, 2002 and 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.


Critical Accounting Policies

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs, depreciation and amortization, sales discounts and returns, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management's judgement and estimates.

Revenue Recognition


We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Impairment of Long-Lived Assets

We continually review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.


Deferred Tax Asset Valuation Allowance


We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. Due our short operating history, we may record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

Inventories


Our inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, we compare the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are calculated at the standard unit cost. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.



Accounts Receivable and Allowance for Doubtful Accounts

The Allowance for Doubtful Accounts is established by analyzing each account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the 90-days-past-due total is then established as a guideline and applied to the rest of the non-current accounts receivable balance. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.

Overview

The Company develops, markets and distributes high-technology dental equipment for sale within the professional dental market.

                 Three Months Ended June 30, 2002 as Compared to
                        Three Months Ended June 30, 2001

For the fiscal quarter ended June 30, 2002, net sales increased by $474,305 from $21,303 in 2002 to $495,608 in 2002. This represents a 2,226% increase over the comparable quarter ended June 30, 2001. The increase was due to the commencement of dental equipment sales in our European subsidiary, partially offset by the complete termination of oral hygiene product sales as of December 31, 2001. As the Company has initiated its presence within the professional dental equipment market, our European subsidiary has begun sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories and repair services. The Company reached an agreement for the sale of the Toothbrush Business in March 2002 and expects shareholder approval in August 2002.

Cost of goods sold as of June 30, 2002 and 2001 were $278,741 and $13,254, respectively, which represents an increase of $265,487 or 2,003%. This represents a corresponding increase to the increase in sales during the current fiscal quarter.

Gross profit as of June 30, 2002 and 2001 were $216,867 and $8,049, respectively, which represents an increase of $208,818 or 2,594%. Gross profit percentage increased to 44% for the fiscal quarter ended June 30, 2002 compared to 38% for the comparable quarter ended June 30, 2001. The increase is the result of our shift to the higher-margin professional dental equipment market during the current fiscal quarter. There were no sales of these products during the fiscal quarter ended June 30, 2001.

Research and development expenses as of June 30, 2002 and 2001 were $54,521 and $46,849, respectively, which represents an increase of $7,672 or 16%, due primarily to the research and development costs incurred during the start-up phase of the Company's high-technology dental equipment segment. These expenditures relate primarily to the labor and materials to conduct testing and apply for FDA approval for our new curing light technology which will allow us to market this technology within the United States, in addition to the development of our new intraoral cameras expected to launch fourth quarter of 2002. We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment markets.

Sales and marketing costs as of June 30, 2002 and 2001 were $14,859 and $11,523, respectively, which represents an increase of $3,336 or 29%. However, as a percentage of net sales, sales and marketing costs decreased to 3% for the fiscal quarter ended June 30, 2002 from 54% for the fiscal quarter ended June 30, 2001. The reduction is a result of the shift in business focus from the retail selling of oral hygiene products to the wholesale selling of professional dental products. In connection with our reorganization plan implemented during the previous fiscal year, we began downsizing the marketing-intensive retail selling of oral hygiene products, and formally ceased these operations on December 31, 2001, and reached an agreement for the sale of the business in March 2002. We have shifted into the professional dental equipment market, whereby we focus on the less capital-intensive sale of units to large distributors. This marketing and distribution method allows for significantly less marketing and provides more predictable revenue flow.

General and administrative costs for 2002 and 2001 were $285,759 and $300,803 respectively, a decrease of $15,044 or 5%. This decrease is due to the cost reductions and eliminations implemented in connection with the reorganization plan.

Net interest expense increased by $4,030 during the fiscal quarter ended June 30, 2002 over the comparable quarter ended June 30, 2001. The increase in interest expense was largely due to the interest incurred on the line of credit entered into February 2002. No such line of credit was outstanding during the prior fiscal quarter.

Inflation has not had a material effect on our revenue and income from continuing operations in the past three years. We do not expect inflation to have a material future effect.

Liquidity and Capital Resources

On June 30, 2002, our current liabilities exceeded our current assets by $980,860. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. In addition, cash flow and liquidity is contingent upon the success of our restructuring plan. The inability to continue to develop and market high-technology dental equipment or operate our newly acquired dental outsourcing business will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

Since our inception in 1996, we have sustained net losses and negative cash flow, due largely to start-up costs, general and administration expenses, inventory, marketing and other expenses related to market development and new product launches. As a result, we have financed our working capital requirements principally through loans and the private placement of our common stock.

In May 2002, we completed a $30,000 private placement, selling an aggregate of 375,000 shares of common stock at $0.08 a share.

During the fiscal quarter ended June 30, 2002, we received advances of $44,597 from officers and directors in the form of working capital loans. These loans bear no interest and allow for repayment terms to be agreed upon at a future date. We repaid $5,952 of these advances with cash. Additionally, for cash conservation purposes we settled $212,184 in accrued expenses, notes payable and accounts payable indebtedness, through the issuance of 2,572,916 shares of common stock.

In February 2002, we entered into a line of credit facility with the Bank Brussels Lambert ("BBL") consisting of a accounts receivable factoring line for
(euro)991,000 and a general line of credit for (euro)250,000 ($1,237,898 at June 30, 2002). As of June 30, 2002, we had drawn $250,818 from this facility.

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

We expect to continue to experience negative cash flow through at least the third quarter of 2002, and may continue to do so thereafter while we fully implement our restructuring plan. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of June 30, 2002, we had a working capital deficit totaling $980,860 and a shareholders deficit of $545,522.

As of June 30, 2002, liabilities totaled $1,485,009 compared to $1,516,336 as of March 31, 2002, which represents a decrease of $31,327. This was largely due to the reductions in accrued liabilities and notes payable through the issuance of common stock in settlement, partially offset by increases in accounts payable, as we continue to extend our payment terms to conserve cash and due to related parties and the line of credit facility, as we continue to receive funding to finance our operations.

Frequently we have been unable to make timely payments to our trade and service vendors. As of June 30, 2002, we had past due payables in the amount of approximately $210,000. Deferred payment terms have been negotiated with most of the vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.

For the fiscal quarters ended June 30, 2002 and 2001, net cash used for operating activities was $242,009 and $200,094, respectively. As of June 30, 2002 we had a working capital deficiency of $980,860, as compared to a working capital deficiency of $1,121,304 at March 31, 2002. Our business operations will require substantial capital financing on a continuing basis.

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

Quarterly Trends

We do not anticipate significant "seasonal" changes in our operations. Our product is a high technology dental curing light that dental practitioners use in their daily practice for patient treatments and as such, we predict that although sales may increase over the year, sales will not be affected by quarterly trends.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

On June 30, 2002, the Company negotiated for the partial repayment of unpaid wages to two current employees, $19,959, with the issuance of 39,918 shares of common stock.

On June 30, 2002, the Company negotiated for the full repayment of unpaid wages to a former employee, $19,497, with the issuance of 243,000 shares of common stock.

On May 13, 2002, the Company negotiated for the full repayment of unpaid wages and expenses to three former employees, $31,202, with the issuance of 205,000 shares of common stock and payments totaling $15,202.

On May 1, 2002, the Company completed a $30,000 private placement, selling an aggregate of 375,000 shares of common stock at $0.08 a share, and warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share for 5 years.

On May 1, 2002, the Company negotiated for the full repayment of the remaining balance of the $100,000 working capital loan, $77,778, subsequent to the April and May principal payments as agreed to on December 21, 2001, with the issuance of 1,400,000 shares of common stock. On December 21, 2001, the Company has agreed to the full repayment of the interest portion of the loan with the issuance of 650,000 shares of common stock.

On May 1, 2002, the Company negotiated for the full repayment of the principal and interest of the $20,000 working capital loan, with the issuance of 410,000 shares of common stock.

On May 1, 2002, the Company negotiated for the full repayment of the balance owed to its predecessor auditors, $32,650, with the issuance of 150,000 shares of common stock.

On April 26, 2002, the Company entered into an agreement with its investment bankers for the repayment of $10,000 of indebtedness, representing the monthly retainers for November and December of 2001 and January and February of 2002, with the issuance of 125,000 shares of common stock.

Item 3.  Defaults in Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 12, 2002, we filed a Preliminary Information Statement on Schedule 14C with the SEC regarding the proposed sale of our Toothbrush Business. The sale of our Toothbrush Business was approved by the written consent of a majority of our shareholders. The sale of our Toothbrush Business will be effective twenty days after the filing with the SEC and mailing to our shareholders of the Definitive Information Statement on Schedule 14C, anticipated to be late August, 2002.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits filed with this Form 10-QSB:
         10.01*   Repayment Agreement dated April 26, 2002.
         10.02*   Repayment Agreement dated May 1, 2002.
         10.03*   Repayment Agreement dated May 1, 2002.
         10.04*   Repayment Agreement dated May 1, 2002.
         10.05*   Stock Purchase Agreement dated May 1, 2002.
         10.06*   Repayment Agreement dated May 13, 2002.
         10.07*   Repayment Agreement dated June 30, 2002.
         10.08*   Repayment Agreement dated June 30, 2002.

99.1     Certification on Quarterly Report by Chief Executive Officer
99.2     Certification on Quarterly Report by Chief Financial Officer

* Incorporated by reference from Registration Statement on Form SB-2 filed by the Company on July 24, 2002.

     (b) Reports on Form 8-K filed during the period covered by this Form
         10-QSB:
            None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           REMEDENT USA, INC.


Dated: August 12, 2002     /s/ Robin List
                           ------------------------------------------------
                           By:   Robin List
                           Its:   Chief Executive Officer (Principal Executive
                                  Officer) and Director



Dated: August 12, 2002     /s/ Stephen F. Ross
                           ------------------------------------------------
                           By:   Stephen F. Ross
                           Its:  Chief Financial Officer (Principal Financial
                           Officer and Principal Accounting Officer)
                           and Director



Dated: August 12, 2002     /s/ Guy DeVreese
                           ------------------------------------------------
                           By:   Guy DeVreese
                           Its: Chairman (Director)

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Remedent USA, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robin List, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Robin List
--------------
Robin List
Chief Executive Officer
Date: August 12, 2002

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Remedent USA, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Ross, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Stephen Ross
----------------
Stephen Ross
Chief Financial Officer
Date:August 12, 2002