Form 10QSB
period 2002-09-30
REMEDENT USA INC/AZ
filed 2002-11-14
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                       or
          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 001-15975
                               REMEDENT USA, INC.
                               ------------------
           (Name of small business issuer as specified in its charter)

NEVADA                                                86-0837251
------                                                ----------
(State  or  other  jurisdiction  of                   (I.R.S. Employer
incorporation  or  organization)                      Identification  Number)

1921  MALCOLM  AVE.,  #101
LOS  ANGELES,  CALIFORNIA                                        90025
-------------------------                                        -----
(Address of principal executive offices)                         (Zip code)

                                 (310) 922-5685
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number  of  shares  of issuer's common stock outstanding as of November 8, 2002:
28,736,558.

Transitional  Small  Business  Disclosure  Format (check one).  Yes [ ]   No [X]

                               REMEDENT USA, INC.

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2002


     PART  I  -  FINANCIAL  INFORMATION



                                                                                    PAGE
                                                                                    ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2002 and March 31, 2002                2
Consolidated Statements of Operations for the Three and Six Month Periods Ended
  September 30, 2002 and September  30, 2001                                           3
Consolidated Statements of Cash Flows for the Six Month Period Ended
  September 30, 2002 and September 30, 2001                                            4
Consolidated Statements of Comprehensive Loss for the Three and Six Month Periods
  Ended September 30, 2002 and September 30, 2001                                      6
Notes to Interim Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis  and Plan of Operation                  16

Item 3.  Controls and Procedures                                                      22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                            24
Item 2.  Changes in Securities and Use of Proceeds                                    24
Item 3.  Defaults upon Senior Securities                                              25
Item 4.  Submission of Matters to Vote of Security Holders                            25
Item 5.  Other Information                                                            25
Item 6.  Exhibits and Reports on Form 8-K                                             25

Signatures                                                                            26


                         PART I - FINANCIAL INFORMATION

ITEM  1.     INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS (UNAUDITED)

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                             September 30, 2002    March  31,  2002
                                                   ------------------    ----------------
                                                     (Unaudited)           (Audited)
-----------------------------------------------------------------------------------------
CURRENT  ASSETS

 Cash and cash equivalents                            $         -           $     31,940
 Accounts receivable, net                                 100,358                117,274
 Due from related party                                   123,250                109,050
 Inventories, net                                         112,124                 97,546
 Prepaid expense                                           19,352                 39,222
                                                     ------------           ------------
   TOTAL CURRENT ASSETS                                   355,084                395,032
Property & equipment, net                                  51,266                 60,502

Goodwill                                                  372,983                330,011

Other assets                                                    -                  2,499
                                                     ------------           ------------
   TOTAL ASSETS                                       $   779,333           $    788,044
                                                     ============           ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

 Line of credit                                       $   197,705           $    137,866
 Accounts payable                                         214,393                310,163
 Due to related parties                                   223,011                153,715
 Accrued liabilities                                      263,980                346,017
 Net liabilities of Toothbrush Business to be sold        335,713                335,713
 Note payable                                             108,741                232,862
                                                     ------------           ------------
   TOTAL CURRENT LIABILITIES                            1,343,543              1,516,336
                                                     ------------           ------------
 Commitments and contingencies

SHAREHOLDERS' DEFICIT
 Common stock                                              36,071                 30,824
 Additional paid in capital                             4,457,131              4,000,194
 Accumulated deficit                                   (5,072,458)            (4,670,596)
 Stock subscription receivable                                  -                (77,848)
 Cumulative translation adjustment                         15,046                (10,866)
                                                     ------------           ------------
   TOTAL SHAREHOLDERS' DEFICIT                           (564,210)             (728,292)
                                                     ------------           ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $   779,333           $   788,044
                                                     ============           ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                     FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                           2002          2001          2002          2001
                                      ------------------------------------------------------
NET SALES                             $   312,417   $   150,855   $   808,025   $   172,158

COST OF SALES                             164,039        87,951       442,780       101,205
                                      ------------  ------------  ------------  ------------

GROSS PROFIT                              148,378        62,904       365,245        70,953

OPERATING EXPENSES
    Research and development               18,843        87,614        73,364       134,463
    Sales and marketing                    14,656        19,668        29,515        11,191
    General and administrative            356,217       365,111       641,976       685,914
    Depreciation and amortization           5,118         4,253        10,224         7,582
                                      ------------  ------------  ------------  ------------

TOTAL OPERATING EXPENSES                  394,834       476,646       755,079       839,150
                                      ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                     (246,456)     (413,742)     (389,834)     (768,197)

OTHER INCOME (EXPENSES)
    Interest/other income                  16,035           942        18,773         7,260
    Interest expense                      (11,896)      (24,138)      (30,801)      (39,013)
                                      ------------  ------------  ------------  ------------

TOTAL OTHER INCOME (EXPENSES)               4,139       (23,196)      (12,028)      (31,753)
                                      ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES                 (242,317)     (436,938)     (401,862)     (799,950)

    Income tax benefit (expense)                -             -             -             -
                                      ------------  ------------  ------------  ------------

NET LOSS                              $  (242,317)  $  (436,938)  $  (401,862)  $  (799,950)
                                      ============  ============  ============  ============

LOSS PER SHARE                        $     (0.01)  $     (0.03)  $     (0.01)  $     (0.05)
                                      ============  ============  ============  ============


WEIGHTED AVERAGE SHARES OUTSTANDING    35,865,724    15,561,065    34,232,437    15,062,018
                                      ============  ============  ============  ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                                For the Six Months Ended
                                                                                      September 30,
                                                                                    2002        2001
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITES
Net loss                                                                         $(401,862)  $(799,950)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                   10,224       7,582
    Inventory reserve                                                                    -       7,425
    Stock for services and interest                                                  6,225     195,990
Changes in operating assets and liabilities:
    Accounts receivable                                                             33,405     (32,110)
    Inventories                                                                     (2,392)   (140,984)
    Prepaid expenses                                                                17,099     (43,228)
    Accounts payable                                                              (112,807)    209,136
    Accrued liabilities                                                             (5,005)    141,257
                                                                                 ----------  ----------
NET CASH USED FOR OPERATING ACTIVITIES                                            (445,103)   (454,882)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
    Purchases of equipment                                                               -     (56,451)
    Other assets                                                                     2,499      (5,707)
    Notes to related parties                                                        69,348      51,701
                                                                                 ----------  ----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                71,847     (10,457)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Note payments                                                                  (26,343)     (4,811)
    Proceeds from line of credit                                                    38,851           -
    Proceeds from sale of common stock                                             260,000     423,500
    Proceeds from notes and debentures                                                   -     120,000
    Subscription receivable                                                         83,430           -
    Payments to related parties                                                     (5,952)          -
                                                                                 ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          349,986     538,689
                                                                                 ----------  ----------

NET DECREASE IN CASH                                                               (23,270)     73,350
    Effect of exchange rate changes on cash and cash equivalents                    (8,670)      4,847
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      31,940       7,686
                                                                                 ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $       -   $  85,883
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

Supplemental  Information:                  For the Six Months Ended
                                                 September  30,
                                              2002            2001
                                              ----            ----
               Interest  paid               $15,039           $1,783
                                            =======           ======



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
      FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                          FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                2002        2001            2002       2001
                                                ----        ----            ----      ----
Net loss                                     $(242,317)  $(436,938)     $(401,862)  $(799,950)

Other comprehensive income(loss):
    Foreign currency translation adjustment     (6,374)      3,032         15,046       3,032
                                             ----------  ----------     ----------  ----------

Comprehensive loss                           $(248,691)  $(433,906)     $(386,816)  $(796,918)
                                             ==========  ==========     ==========  ==========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       REMEDENT USA, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     General

The accompanying unaudited interim consolidated financial statements include the accounts of Remedent USA, Inc. and subsidiaries (collectively, the "Company"). The Company's subsidiaries are 1) Remedent N.V, a manufacturer of dental equipment hardware and a dental PEO (Professional Employer Organization), based in Ghent, Belgium; and 2) Remedent Professional, Inc., a Los Angeles, California based distributor of professional dental products 3 All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002.

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

Principles  of  Consolidation

All inter-company balances and transactions have been eliminated in consolidation. Corporate administrative costs are not allocated to subsidiaries.

Reclassifications

These financial statements reflect certain reclassifications made to the prior period balances to conform with the current year presentation.

Revenue  Recognition

Sales are recorded when products are shipped to customers. and when services are performed by dentists who have been placed pursuant to our dental PEO.
Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded.
Impairment  of  Long-Lived  Assets

Long-lived assets consist primarily of property and equipment and goodwill. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of September 30, 2002, management believes there was no impairment of the Company's long-lived assets.
Pervasiveness  of  Estimates

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

Accounts  Receivable

The Company sells professional dental equipment and provides leased dental employee services to various companies and dental clinics, primarily to distributors located in the European Union. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of September 30, 2002 and March 31, 2002 the allowance for doubtful accounts was $0. The Company uses the allowance method to account for uncollectable accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Computation  of  Earnings  Per  Share

The Company calculates Income (Loss) per Share in accordance with Statement on Financial Accounting Standard ("SFAS") 128. Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share attributable to common stockholders assuming dilution is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

Common shares related to stock options and stock warrants that are antidilutive amounted to 7,469,000 and 3,344,000 for the three and six month periods ended September 30, 2002 and 2001, respectively.

Conversion  of  Foreign  Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company's European subsidiary, Remedent N.V., is the Euro. The functional currency for Remedent Professional, Inc. is the U.S. Dollar. The Company translates foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' equity. The Company has not tax-effected the cumulative translation adjustment as there is no intention to remit the earnings.

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

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121 and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective April 1, 2002, which did not have a material impact on its consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company will adopt the provisions of SFAS 146 effective January 1, 2003.

3.     Due  from  Related  Parties

On February 12, 2002, Remedent NV entered into a loan agreement for 125,000 Euros (US$ 123,250 at September 30, 2002) , with a company owned and operated by Guy De Vreese, a Company officer. The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert ("BBL") for 250,000 Euros (US $246,500) (see Note 10). Due to the insufficient assets maintained by the Company as of inception date of the line of credit, the BBL imposed two requirements for the extension of credit: (1) Mr. De Vreese personally guarantee the line of credit, and (2) the related party company owned by Mr. De Vreese repay its existing line of credit in full. As such, the loan received was partially utilized to repay the existing related party line of credit. Repayment of the loan will occur upon the Company's ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

4.     Inventories

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                          September 30,         March 31,
                                              2002                 2002

           Raw materials                $       82,410     $         5,270
           Finished goods                       34,644              96,638
           Less inventory reserve               (4,930)             (4,362)
                                        ---------------    ----------------

           Inventories, net             $      112,124     $        97,546
                                        ================   ================

5.  Property  and  Equipment

Property  and  equipment  are  summarized  as  follows:



                                                  September 30,     March 31,
                                                      2002            2002

                   Machinery and equipment        $  3,548          $ 3,548
                   Tooling                          49,782           49,782
                   Furniture and fixtures           11,211            9,919
                   Less accumulated depreciation   (13,275)          (2,747)
                                                  ---------         --------

                   Property and equipment, net    $ 51,266          $60,502
                                                  =========         ========


6.     Goodwill

On January 15, 2002, Remedent NV acquired International Medical & Dental Support ("IMDS"), a dental practitioner outsourcing firm. The acquisition was for a total of 6,000,000 shares of common stock of Remedent USA Inc. The value of the common shares issued was determined based on the market price of the Company's common stock on the date of acquisition. As the firm was, and currently is, in the development stage, there were no assets and liabilities as of the acquisition date. As a result, the purchase price was allocated to goodwill.

On January 1, 2002, the Company adopted SFAS 142 and has ceased amortization of goodwill, which is deemed to have an indefinite life. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment. SFAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142, as of September 30, 2002 and March 31, 2002, management assessed the present value of the projected cash flows of the acquired business and the increased dental hardware sales attributable to outsourced dental practitioners, and believes there was no impairment of the goodwill.


As the Company maintained no goodwill or other identifiable intangible assets with indefinite lives, prior to the current fiscal period, no reconciliation of previously reported net income and earnings per share for the exclusion of such amortization expense is necessary.

7.     Line  of  Credit

On February 11, 2002, Remedent N.V., entered into a 1,241,000 Euros (US$ 1,223,626 at September 30, 2002) Line of Credit Facility (the "Facility") with the BBL, consisting of a 991,000 Euros (US$ 977,126 at September 30, 2002) accounts receivable factoring line of credit and a 250,000 Euros (US$ 246,500 at September 30, 2002) general line of credit. The factoring line of credit, to be secured by qualifying accounts receivable, will provide the Company 75% of the amount of
                                       11
qualifying invoices up to the maximum credit line. For each qualifying invoice, the BBL will assume all collection duties and charge a 0.47% fee on the invoice amount for these services. Advances on this line will bear interest at a rate of prime + 2.5%. No amounts were outstanding under this line of credit as of September 30, 2002 and March 31, 2002. The general line of credit is secured by the personal assets of an officer of the Company and bears interest at a rate of prime + 2.5%. $197,705 and $137,866 were outstanding under this line of credit as of September 30, 2002 and March 31, 2002, respectively.

8.     Due  to  Related  Parties

Due  to  related  parties  are  summarized  as  follows:

                                                        September 30, March 31,
                                                            2002        2002
                                                        -----------------------
   Borrowings  from  a  former director in the form of
   convertible debentures                                $  69,002    $  69,002
   Borrowings in the form of working capital loans         154,009       84,713
   Due to related parties                                $ 223,011    $ 153,715
                                                         =========    =========

The convertible debentures issued to the former director are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder. The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of September 30, 2002, $15,297 was accrued for unpaid interest at the interest rate of 7% and the terms on working capital borrowings were payable on demand.

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

The transaction sold all of the assets of the Toothbrush Business and obligated the Buyer to be responsible for the Company's liabilities relating to the division. The business accounted for approximately $50,000 in revenues, from unit sales, for the fiscal nine months ending December 31, 2001, prior to the discontinuance of the business' operations on December 31, 2001, and approximately $440,000 for the fiscal year ended March 31, 2001.

10.       Capital  Transactions

On July 25, 2002, the Company completed a $230,000 private placement, selling an aggregate of 2,875,000 shares of common stock at $0.08 a share, and warrants to purchase 575,000 shares of common stock at an exercise price of $0.50 per share for 5 years.

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

The Company has accrued $54,658 in liabilities for the unpaid compensation listed above.

On May 1, 2002, the Company completed a $30,000 private placement, selling an aggregate of 375,000 shares of common stock at $0.08 a share, and warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share for 5 years.

On May 1, 2002, the Company negotiated for the full repayment of the remaining balance of the $100,000 working capital loan, $77,778, subsequent to the April and May principal payments as agreed to on December 21, 2001, with the issuance of 1,400,000 shares of common stock. On December 21, 2001, the Company agreed to the full repayment of the interest portion of the loan with the issuance of 650,000 shares of common stock.

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

The following is segment information for the three and six month periods ended September 30, 2002 and 2001:


                        Total Assets by Operating Segment
                             as of September 30,2000


                     Professional Dental Products  $406,350

                     Dental Employee Outsourcing   $372,983

                     Oral Hygiene Products         $    -0-

                     TOTAL                         $779,333


                                  FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                         SEPTEMBER 30,                SEPTEMBER 30,
                                          2002        2001             2002       2001
                                  --------------------------------------------------------
Revenues
    Professional Dental Products   $ 309,085      $ 127,234        $ 803,384     $ 127,234
    Dental Employee Outsourcing        3,332              -            4,641           -
    Oral Hygiene Products                  -         23,621                -        44,924
                                   ----------     ----------       ----------    ----------
Total                              $ 312,417      $ 150,555        $ 808,025     $ 172,158
                                   ==========     ==========       ==========  ==========
Net Income/(Loss)
    Professional Dental Products   $(151,146)     $(186,060)       $(194,192)    $(314,877)
    Dental Employee Outsourcing        3,332              -          (29,429)            -
    Oral Hygiene Products                  -        (28,844)               -       (47,747)
    Other                            (94,503)      (222,034)        (178,241)     (437,326)
                                   ----------     ----------       ----------    ----------
Total                              $(242,317)     $(436,938)       $(401,862)    $(799,950)
                                   ==========     ==========       ==========    ==========



The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the three and six month periods ended September 30, 2002 and 2001:

                                  FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                         SEPTEMBER 30,                SEPTEMBER 30,
                                          2002        2001             2002       2001
                                  --------------------------------------------------------


Revenues  -  United  States:

    Professional Dental Products  $      -        $      -         $      -      $      -
    Dental Employee Outsourcing          -               -                -             -
    Oral Hygiene Products                -          23,621                -        44,924
                                  --------        --------         --------      --------
Total                             $      -        $ 23,621         $      -      $ 44,924
                                  ========        ========         ========      ========

Revenues - Europe:
    Professional Dental Products  $309,085        $127,234         $803,384      $127,234
    Dental Employee Outsourcing      3,332               -            4,641             -
    Oral Hygiene Products                -               -                -             -
                                  --------          --------          --------      --------
Total                             $312,417        $127,234          $808,025      $127,234
                                  ========        ========          ========      ========

                                  $312,417          $150,855          $808,025      $172,158
                                  ========        ========          ========      ========

The following is long-lived asset information by geographic area as of September 30, 2002:

United  States                         $           -
Europe                                       424,209
                                       -------------
                                       $     424,209
                                       =============

12.      Going  Concern

The Company has incurred substantial net losses since inception, and as of September 30, 2002 maintained working capital and shareholders' deficit of $(988,459) and $(564,210), respectively, raising substantial doubt about the Company's ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

The discussion and financial statements contained herein are as of September 30, 2002 and for the three and six month periods ended September 30, 2002 and 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

DEFERRED  TAX  ASSET  VALUATION  ALLOWANCE

We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. Due our short operating history, we have recorded a full valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," because, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

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

SIX MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

For the six months ended September 30, 2002, net sales were $808,025 compared to $172,158 in 2001, an increase of $635,867 or 369%. The increase was due to the commencement of dental equipment sales in our Remedent N.V. subsidiary, partially offset by the complete termination of oral hygiene product sales as of December 31, 2001. As the Company has initiated its presence within the professional dental equipment market, our Remedent N.V. subsidiary has begun sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories and repair services.

Cost of goods sold for the six months ended September 30, 2002 and 2001 were $442,780 and $101,205, respectively, which represents an increase of $341,575 or 338%. This represents a corresponding increase to the increase in sales during the current fiscal period.

Gross profit for the six months ended September 30, 2002 and 2001 was $365,245 and $70,953, respectively, which represents an increase of $294,292 or 415%.

Gross profit as a percentage of sales increased to 45% for the period ended September 30, 2002, compared to 41% for the comparable period ended September 30, 2001. The increase is the result of our shift to the higher-margin professional dental equipment market during the current fiscal period. There were no sales of these products during the six months ended September 30, 2001.

Research and development expenses for the six months ended September 30, 2002 and 2001 were $73,364 and $134,463, respectively, which represents a decrease of $61,099 or 45%, due primarily to the research and development costs incurred during the start-up phase of the Company's high-technology dental equipment segment. These expenditures, which were substantially incurred during the quarter ended September 30, 2001, relate primarily to the labor and materials to conduct testing and apply for FDA approval for our new curing light technology which will allow us to market this technology within the United States, in addition to the development of our new intraoral cameras. We submitted our application for FDA approval on our dental curing light (a 510(k) submission) on July 11, 2002. We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment markets.

Sales and marketing costs for the six months ended September 30, 2002 and 2001 were $29,515 and $11,191, respectively, which represents an increase of $18,324 or 164%. However, as a percentage of net sales, sales and marketing costs decreased to 4% for the six months ended September 30, 2002 from 7% for the six months ended September 30, 2001. The reduction is a result of the shift in business focus from the retail selling of oral hygiene products to the wholesale selling of professional dental products. In connection with our reorganization plan implemented during the previous fiscal year, we began downsizing the marketing-intensive retail selling of oral hygiene products, and formally ceased these operations on December 31, 2001, and reached an agreement for the sale of the business in March 2002. We have shifted into the professional dental equipment market, whereby we focus on the less capital-intensive sale of units to large distributors. This marketing and distribution method allows for significantly less marketing and provides more predictable revenue flow.

General and administrative costs for the six months ended September 30, 2002 and 2001 were $541,976 and $685,914 respectively, a decrease of $43,938 or 6%. This decrease is due to the cost reductions and eliminations implemented in connection with the reorganization plan.

Net interest expense decreased by $8,212 during the six months ended September 30, 2002 over the comparable period ended September 30, 2001. The decrease in interest expense was largely attributable to a non-recurring interest accrual to a lender during the six months ended September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

For the three months ended September 30, 2002, net sales were $312,417 compared to $150,855 in 2001, an increase of $161,562 or 107%. The increase was due to the commencement of dental equipment sales in our European subsidiary, partially offset by the complete termination of oral hygiene product sales as of December 31, 2001.

Cost of goods sold for the three months ended September 30, 2002 and 2001 were $164,039 and $87,951, respectively, which represents an increase of $76,088 or 87%. This represents a corresponding increase to the increase in sales during the current fiscal quarter.

Gross profit for the three months ended September 30, 2002 and 2001 was $148,378 and $62,904, respectively, which represents an increase of $85,474 or 136%. Gross profit as a percentage of sales increased to 48% for the period ended September 30, 2002, as compared to 42% for the comparable period ended September 30, 2001. The increase is the result of our shift to the higher-margin professional dental equipment market during the current fiscal quarter. There were no sales of these products during the three months ended September 30, 2001.

Research and development expenses for the three months ended September 30, 2002 and 2001 were $18,843 and $87,614, respectively, which represents a decrease of $68,771 or 79%, due primarily to the research and development costs incurred during the start-up phase of the Company's high-technology dental equipment segment. These expenditures, which were substantially incurred during the quarter ended September 30, 2001, relate primarily to the labor and materials to conduct testing and apply for FDA approval for our new curing light technology which will allow us to market this technology within the United States, in addition to the development of our new intraoral cameras. We submitted our application for FDA approval on our dental curing light (a 510(k) submission) on July 11, 2002. We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment markets.

Sales and marketing costs for the three months ended September 30, 2002 and 2001 were $14,656 and $19,668, respectively, which represents a decrease of $5,012 or 26%. As a percentage of net sales, sales and marketing costs decreased to 5% for the three months ended September 30, 2002 from 13% for the three months ended September 30, 2001. The reduction is a result of the shift in business focus from the retail selling of oral hygiene products to the wholesale selling of professional dental products.

General and administrative costs for the three months ended September 30, 2002 and 2001 were $356,217 and $365,111 respectively, a decrease of $8,894 or 2%. This decrease is due to the cost reductions and eliminations implemented in connection with the reorganization plan.

Net interest expense decreased by $12,242 during the three months ended September 30, 2002 over the comparable period ended September 30, 2001. The decrease in interest expense was largely attributable to a non-recurring interest accrual to a lender during the six months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

On September 30, 2002, our current liabilities exceeded our current assets by $988,459. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. In addition, cash flow and liquidity is contingent upon the success of our restructuring plan. The inability to continue to develop and market high-technology dental equipment or operate our newly acquired dental outsourcing business will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

Since our inception in 1996, we have sustained net losses and negative cash flow, due largely to start-up costs, general and administration expenses, inventory, marketing and other expenses related to market development and new product launches. As a result, we have financed our working capital requirements principally through loans and the private placement of our common stock.

During the six months ended September 30, 2002, we received advances of $68,732 from officers and directors in the form of working capital loans. These loans bear no interest and are due upon demand. We repaid $5,952 of these advances with cash. Additionally, for cash conservation purposes we settled $212,184 in accrued expenses, notes payable and accounts payable indebtedness, through the issuance of 2,572,916 shares of common stock.

In February 2002, we entered into a line of credit facility with the Bank Brussels Lambert ("BBL") consisting of an accounts receivable factoring line for 991,000 Euros and a general line of credit for 250,000 Euros ($1,223,626 at September 30, 2002). As of September 30, 2002, we had drawn $197,705 from this facility.

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

On December 11, 1998, Remedent received a $50,000 line of credit from Union Bank of Arizona. We drew upon the full amount. The interest rate was 10.25% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,971 was converted to a five-year loan with an interest rate of prime + 2.5% (7.25% at September 30, 2002), monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest.

During the fiscal year ended March 31, 2001, the Company borrowed $149,002 from shareholders and a director in the form of convertible debentures. These debentures are unsecured, due on demand and bear interest at 10% per annum. In addition, at the sole discretion of the holder, can be converted to stock at 37.5% of the average trading price 30 days prior to maturity.

We expect to continue to experience negative cash flow through at least the end of 2002, and may continue to do so thereafter while we fully implement our restructuring plan. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of September 30, 2002, we had a working capital deficit totaling $988,459 and a shareholders deficit of $564,210.

As of September 30, 2002, liabilities totaled $1,343,543 compared to $1,575,644 as of September 30, 2001, which represents a decrease of $232,101, or 15%. This was largely due to the reductions in accrued liabilities and notes payable through the issuance of common stock in settlement.

Frequently we have been unable to make timely payments to our trade and service vendors. As of September 30, 2002, we had past due payables in the amount of approximately $111,839. Deferred payment terms have been negotiated with most of the vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.

For the six months ended September 30, 2002 and 2001, net cash used for operating activities was $445,103 and $454,882, respectively. As of September 30, 2002, we had a working capital deficiency of $988,459, as compared to a working capital deficiency of $1,167,076 at September 30, 2001. Our business operations will require substantial capital financing on a continuing basis.

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


ITEM  3.     CONTROLS  AND  PROCEDURES.

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS.

None.

ITEM  2.          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

On July 25, 2002, the Company completed a $230,000 private placement, selling an aggregate of 2,875,000 shares of common stock at $0.08 a share, and warrants to purchase 575,000 shares of common stock at an exercise price of $0.50 per share for 5 years.

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

None.

ITEM  5.          OTHER  INFORMATION

None.

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

The  following  documents  are  filed  as  part  of  this  report:

1.  The  following  Exhibits  are  filed  herein:

    No.   Title
    ---   -----

    99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification of Chief Financial Officer Pursuant to U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.     Reports  on  Form  8-K:  None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     REMEDENT  USA,  INC.


Dated:  November  13,  2002            /s/  Robin  List
                                     ------------------
                                     By:     Robin  List
                                     Its:    Chief  Executive  Officer
                                                (Principal  Executive  Officer)

Dated:  November  13,  2002            /s/  Stephen  F.  Ross
                                     ------------------------
                                     By:     Stephen  F.  Ross
                                     Its:    Chief  Financial  Officer
                                             (Principal  Financial  Officer
                                             and Principal Accounting  Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Remedent USA, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robin List, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I  have  reviewed  the  Report;

     (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

     (4)  I  and  the  other  certifying  officers  of  the  Company:

          a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;
          b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
          c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
          d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

     (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/  Robin  List
------------------
Robin  List,
Chief  Executive  Officer
November  13,  2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Remedent USA, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen F. Ross, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I  have  reviewed  the  Report;

     (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

     (4)  I  and  the  other  certifying  officers  of  the  Company:

          a. are responsible for establishing and maintaining disclosure controls and procedures for the Company;
          b. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
          c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and
          d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

     (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  /s/  Stephen  F.  Ross
------------------------
Stephen  F.  Ross,
Chief  Financial  Officer
November  13,  2002