Form 10QSB
period 2002-12-31
REMEDENT USA INC/AZ
filed 2003-02-19
CIK 1078037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2002
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                             Commission File Number

                               REMEDENT USA, INC.
                               ------------------

           (Name of small business issuer as specified in its charter)

         Nevada                                                 86-0837251
         ------                                                 ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

 1921 Malcolm Ave., #101
 Los Angeles, California                                           90025
 -------------------------------------                             -----
 (Address of principal executive offices)                       (Zip code)

                                 (310) 922-5685
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of issuer's  common stock  outstanding as of February 14, 2003:
36,990,724


Transitional Small Business Disclosure Format (check one).  Yes [ ]   No [X]

                               REMEDENT USA, INC.

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                December 31, 2002

PART I - FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheet as of December 31, 2002 and March 31, 2002.................... . 2

       Consolidated Statements of Operations for the Three and Nine Month Periods
       Ended December 31, 2002 and 2001........................................ .................. 3

       Consolidated Statements of Cash Flows for the Nine Month Periods
       Ended December 31, 2002 and 2001.................................... ...................... 4

       Consolidated Statements of Comprehensive Loss for the Three and Nine Month Periods
       Ended December 31, 2002 and 2001.................................... ...................... 5

       Notes to Interim Consolidated Financial Statements..................................... ... 6

Item 2. Management's Discussion and Analysis or Plan of Operation................................. 13

Item 3. Controls and Procedures 17

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings.................................................................. 18
      Item 2.  Changes in Securities and Use of Proceeds.......................................... 18
      Item 3.  Defaults upon Senior Securities.................................................... 18
      Item 4.  Submission of Matters to Vote of Security Holders.................................. 18
      Item 5.  Other Information.................................................................. 18
      Item 6.  Exhibits and Reports on Form 8-K................................................... 18

      Signatures.................................................................................. 19

PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


           ASSETS                                         December 31, 2002    March 31, 2002
                                                          -----------------    ---------------
                                                             (Unaudited)          (Audited)
CURRENT ASSETS
    Cash and cash equivalents                                  $         11       $  31,940
    Accounts receivable, net                                        297,492         117,274
    Due from related party                                          129,712         109,050
    Inventories, net                                                 93,531          97,546
    Prepaid expense                                                  35,068          39,222
                                                                     ------         -------

         TOTAL CURRENT ASSETS                                       555,814         395,032

Property & equipment, net                                            46,491          60,502

Goodwill 330,011                                                    330,011

Other assets                                                              -           2,499
                                                               ------------     -----------

         TOTAL ASSETS                                          $    932,316       $ 788,044
                                                               ============       =========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

    Line of credit                                             $    270,372      $  137,866
    Accounts payable                                                419,734         310,163
    Due to related parties                                          198,213         153,715
    Accrued liabilities                                             248,904         346,017
    Net liabilities of Toothbrush Business to be sold               335,713         335,713
    Note payable                                                    104,245         232,862
                                                                -----------      ----------

         TOTAL CURRENT LIABILITIES                                1,577,181       1,516,336
                                                                -----------       ---------


MINORITY INTEREST IN REMEDENT N.V.                                  121,193               -


SHAREHOLDERS' DEFICIT

    Common stock                                                     36,346          30,824
    Additional paid in capital                                    4,684,851       4,000,194
    Accumulated deficit                                          (5,201,993)     (4,670,596)
    Stock subscription receivable due to Remedent N.V.             (243,860)        (77,848)
    Other comprehensive loss                                        (41,402)        (10,866)
                                                                ------------     -----------

         TOTAL SHAREHOLDERS' DEFICIT                               (766,058)       (728,292)
                                                                ------------     -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $   932,316       $ 788,044
                                                                ===========       =========



    The accompanying notes are an integral part of the financial statements.



                                                   REMEDENT USA, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                                                                    (Unaudited)

                                                       For the quarter ended                  For the nine months ended
                                           December 31, 2002     December 31, 2001      December 31, 2002   December 31, 2001
                                           -----------------     -----------------      -----------------   -----------------


NET SALES                                           $562,213             $280,315              $1,370,238            $452,473


COST OF SALES                                        315,511              152,167                 758,291             253,372
                                                     -------              -------                 -------             -------

           GROSS PROFIT                              246,702              128,148                 611,947             199,101

OPERATING EXPENSES
    Research and development                          24,005               32,885                  97,369             167,348
    Sales and marketing                               21,116               20,609                  50,631              31,800
    General and administrative                       308,401              495,480                 950,377           1,181,394
    Depreciation and amortization                      4,841                4,233                  15,065              11,815
                                                       -----                -----                  ------              ------


           TOTAL OPERATING EXPENSES                  358,363              553,206               1,113,442           1,392,356
                                                     -------              -------               ---------           ---------


LOSS FROM OPERATIONS                                (111,661)            (425,058)               (501,495)         (1,193,255)


OTHER INCOME (EXPENSES)
    Interest expense                                 (20,296)             (40,231)                (51,097)            (79,244)
    Other income (expense)                             2,422                7,150                  21,195              14,410)
                                                       -----                -----                  ------              -------

           TOTAL OTHER INCOME (EXPENSES)             (17,874)             (33,081)                (29,902)            (64,834)
                                                     --------             --------                --------            --------

LOSS BEFORE INCOME TAXES                            (129,535)            (458,139)               (531,397)         (1,258,089)

    Income tax benefit (expense)                           -                    -                       -                   -
                                                           -                    -                       -                   -

           NET (LOSS)                            $  (129,535)          $ (458,139)            $  (531,397)        $(1,258,089)
                                                 ============          ===========            ============        ============

LOSS PER SHARE (Basic and Diluted)               $     (0.003)         $   (0.028)            $    (0.015)        $    (0.082)
                                                 ============          ===========            ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING               36,990,724           16,081,558              35,155,209          15,401,864
                                                  ==========           ==========             ============        ============


    The accompanying notes are an integral part of the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                                      For the Nine Months Ended
                                                                  December 31, 2002 December 31, 2001
                                                                  ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                            $     (531,397) $ (1,258,089)
Adjustments to reconcile net loss to net cash
provided by operating activities:
    Depreciation and amortization                                           15,357        11,815
    Inventory reserve                                                            -        57,353
    Stock for services and interest                                          6,225       195,990

Changes in operating assets and liabilities:
    Accounts receivable                                                   (146,576)       (5,443)
    Inventories                                                             20,564      (121,367)
    Prepaid expenses                                                         3,298       (31,689)
    Accounts payable                                                        73,297       167,086
    Accrued liabilities                                                    (12,719)      370,614
                                                                           --------      -------

NET CASH USED IN OPERATING ACTIVITIES                                     (571,951)     (561,731)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

    Purchases of equipment                                                       -       (63,228)
    Other assets                                                             2,499        (5,965)
    Notes to related parties                                                41,411       121,169
                                                                            ------       -------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                   43,910        51,976

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

         Note payments                                                     (30,839)       (4,811)
         Proceeds from line of credit                                       97,291             -
         Proceeds from notes and debentures                                      -       120,000
         Proceeds from sale of common stock                                443,936       423,500
         Payments to related parties                                        (5,952)            -
                                                                        -----------   ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  504,436       538,689
                                                                        -----------   ----------

 NET DECREASE IN CASH                                                      (23,605)       28,934
    Effect of exchange rate changes on cash and cash equivalents            (8,324)        1,498
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                31,940         7,686
                                                                        -----------   ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $       11    $   38,118
                                                                        ============  ==========



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

Supplemental Information:
    Interest paid                                        $32,669 $ 1,829
    Taxes paid                                           $     - $     -


    The accompanying notes are an integral part of the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
      FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)


                                                   Three months ended Dec. 31,         Nine months ended Dec. 31,

                                                            2002         2001             2002         2001

 Net loss                                              $ (129,535)  $  (458,139)       $ (531,397)  $(1,258,089)
 Other comprehensive income (loss):
    Foreign currency translation adjustment               (56,448)        1,156           (30,536)        1,156
                                                 -----------------  ------------       ----------  ------------

 Comprehensive loss                                     $(185,983)  $  (456,983)       $(561,933)  $(1,256,933)
                                                        ==========  ============       ==========  ============


 The accompanying notes are an integral part of these interim consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

The accompanying unaudited interim consolidated financial statements include the accounts of Remedent USA, Inc. and its two subsidiaries, Remedent NV located in Ghent Belgium and Remedent Professional, Inc. located in Los Angeles, California (collectively, the "Company"). Remedent USA, Inc. is a holding company. At December 31, 2002, Remedent USA owned 22% of Remedent NV (see Note 11), a manufacturer of professional dental equipment for use by dentists. Since the other shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it has "control" of Remedent NV, as defined by ARB 51, "Consolidated Financial Statements." The Company has consolidated the financial position and results of operations of Remedent NV. Remedent Professional Inc., a wholly owned subsidiary of Remedent USA, is the United States sales organization for equipment manufactured by Remedent NV. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property, equipment and goodwill. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2002, management believes there was no impairment of the Company's long-lived assets.

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

Accounts Receivable

The Company sells professional dental equipment and provides leased dental employee services to various companies and dental clinics, primarily to distributors located in the European Union. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of December 31, 2002 and March 31, 2002, the allowance for doubtful accounts was $0. The Company uses the allowance method to account for uncollectable accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

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

Common shares related to stock options and stock warrants that are antidilutive amounted to 7,562,750 and 4,803,000 for the three and nine month periods ended December 31, 2002 and 2001, respectively.

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

3.   Due from Related Parties

On February 12, 2002, Remedent NV entered into a loan agreement for (euro) 125,000 (US$129,713 at December 31, 2002), with a company owned and operated by a Company officer. The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert ("BBL") for (euro) 250,000 (US $259,425). Due to the insufficient assets maintained by the Company as of inception date of the line of credit, the BBL imposed two requirements for the extension of credit: (1) Mr. De Vreese personally guarantee the line of credit, and (2) the related party company owned by Mr. De Vreese repay its existing line of credit in full. As such, the loan received was partially utilized to repay the existing related party line of credit. Repayment of the loan will occur upon the Company's ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

4.   Inventories

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                          December             March
                                          31, 2002           31, 2002
                                          --------          ---------

   Raw materials                          $  59,489         $   5,270
   Finished goods                            39,231            96,638
   Less: Inventory reserve                   (5,189)           (4,362)
                                          -----------       ---------
   Inventories, net                       $  93,531         $  97,546
                                          =========         =========


5.   Property and Equipment

Property and equipment are summarized as follows:

                                                       December       March
                                                       31, 2002     31, 2002
                                                      ---------     --------
  Machinery and equipment                             $   3,548    $   3,548
  Tooling                                                49,782       49,782
  Furniture and fixtures                                 11,799        9,919
  Less accumulated depreciation                         (18,638)      (2,747)
                                                       --------    ---------
  Property and equipment, net                         $  46,491    $  60,502
                                                      =========    =========

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

On January 1, 2002, the Company adopted SFAS 142 and has ceased amortization of goodwill, which is deemed to have an indefinite life. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment. SFAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142, as of December 31, 2002 and March 31, 2002, management assessed the present value of the projected cash flows of the acquired business and the increased dental hardware sales attributable to outsourced dental practitioners, and believes there has been no impairment of the goodwill as of December 31, 2002.

As the Company maintained no goodwill or other identifiable intangible assets with indefinite lives, during the nine month period ended December 31, 2001, no reconciliation of previously reported net income and earnings per share for the exclusion of such amortization expense is necessary.

7.   Line of Credit

On February 11, 2002, Remedent N.V., entered into a (euro)1,241,000 (US$1,287,786 at December 31, 2002) Line of Credit Facility (the "Facility") with the BBL, consisting of a (euro)991,000 (US$1,028,361 at December 31, 2002) accounts receivable factoring line of credit and a (euro)250,000 (US$259,425 at December 31, 2002) general line of credit. The factoring line of credit, to be secured by qualifying accounts receivable, will provide the Company 75% of the amount of qualifying invoices up to the maximum credit line. For each qualifying invoice, the BBL will assume all collection duties and charge a 0.47% fee on the invoice amount for these services. Advances on this line will bear interest at a rate of prime + 2.5%. There was a balance of $37,070 outstanding under this line of credit as of December 31, 2002 and $0 as of March 31, 2002. The general line of credit is secured by the personal assets of an officer of the Company and bears interest at a rate of prime + 2.5%. $233,302 and $137,866 were outstanding under this line of credit as of December 31, 2002 and March 31, 2002, respectively.

8.   Due to Related Parties

Due to related parties are summarized as follows:

                                                                              December 31,          March 31,
                                                                                  2002                2002
                                                                           -------------------- ------------------

     Borrowings  from a  former  director  in  the  form  of  convertible
     debentures                                                            $           69,002   $        69,002
     Borrowings in the form of working capital loans                                  129,211             84,713
                                                                           ------------------   ----------------

     Due to related parties                                                $         198,213    $       153,715
                                                                           =================    ===============

The convertible debentures issued to the former director are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder. The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of December 31, 2002, $4,773 was accrued for unpaid interest.

9.   Note Payable

In April 2000, the Company entered into a $49,971 loan with an Arizona based bank at a variable interest rate of prime + 2.5% (4.25% at December 31, 2002). The loan requires monthly payments of $1,099, including interest, and matures on April 26, 2005.

10.  Net Liabilities to be Sold

On March 27, 2002, the Board of Directors approved an Asset Purchase Agreement (the "Agreement") entered into by the Company on March 14, 2002 with, Famcare 2000, LLC, ("Famcare"), a Nevada limited liability company. The Agreement provides for the sale of the Company's Remedent Tooth & Gumbrush business (the "Toothbrush Business") which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002.

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

11.  Capital Transactions

On December 31, 2002, the Company's Remedent NV subsidiary entered into an agreement with Lausha NV, a Belgium based company owned by the Chairman and also with Robin List, the Company's President and Chief Operating Officer. Under the agreement, Remedent NV issued the following shares of common stock:

         a) 7,171 shares of Remedent NV common stock to Lausha NV in exchange for extinguishment of a (euro)285,000 (US$305,000) note payable; and

         b) 2,145 shares of Remedent NV common stock to Robin List in exchange for extinguishment of a (euro)25,000 (US$27,000) note payable.

After this transaction, the Company owned 21.45% of Remedent NV. Until June 30, 2003, the Company has a unilateral right to repurchase the shares issued to Lausha NV and Robin List at the same price that the shares were sold to these parties. If the Company exercises the option to repurchase the shares, the Company will pay interest to Lausha and List, at a rate of 7% per annum based upon outstanding value of the shares. In addition, the Company would be required to issue 919,355 shares of common stock of the Company's Remedent Professional Holdings Inc. subsidiary to Lausha NV and 80,645 shares of the same subsidiary to Robin List.

On October 1, 2002, the Company completed a $27,500 private placement, selling an aggregate of 343,750 shares of common stock at $0.08 a share, and warrants to purchase 68,750 shares of common stock at an exercise price of $0.50 per share for 5 years.

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

12.  Segment Information

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

The following is segment information for the three and nine month periods ended December 31, 2002 and 2001:

                        Total Assets by Operating Segment
                             as of December 31, 2002

Professional Dental Products                                     $  559,333
Dental Employee Outsourcing                                         372,983
Oral Hygiene Products                                                    -
TOTAL                                                            $  932,316
                                                                 ==========

                                                     For the Three Months Ended          For the Nine Months Ended
                                                             December 31,                      December 31,
                                                         2002          2001                2002             2001
                                                         ----          ----                ----             ----

Revenues:
   Professional Dental Products                      $  562,213      $ 274,969        $1,365,597       $    402,203
   Dental Employee Outsourcing                                -              -             4,641                  -
   Oral Hygiene Products                                      -          5,346                 -             50,270
                                                     ----------      ---------        ----------       ------------
Total                                                $  562,213      $ 280,315        $1,370,238       $    452,473
                                                     ==========      =========        ==========       =============

Net Loss:
   Professional Dental Products                      $ (129,535)     $(132,587)       $ (378,727)      $   (447,464)
   Dental Employee Outsourcing                                -              -           (29,429)                 -
   Oral Hygiene Products                                      -      (  53,665)                -           (101,412)
   Other                                                      -       (271,887)         (123,241)          (709,213)
                                                     ----------      ----------      ------------      ------------
Total                                                $(129,535)      $ (458,139)     $  (531,397)      $ (1,258,089)
                                                     ==========      ==========      ============      ============

The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the three and nine month periods ended December 31, 2002 and 2001:

                                     For the Three Months Ended     For the Nine Months Ended
                                             December 31,                   December 31,
                                         2002           2001             2002        2001
                                         ----           ----             ----        ----
Revenues - United States:
   Professional Dental Products      $          -   $          -     $          -  $        -
   Dental Employee Outsourcing                  -              -                -           -
   Oral Hygiene Products                        -          5,346                -      50,270
                                     ------------   ------------     ------------  ----------
Total                                $          -   $      5,346     $          -  $   50,270
                                     ============   ============     ============  ==========

Revenues - Europe:
   Professional Dental Products      $    562,213   $    274,969     $  1,365,597  $  402,203
   Dental Employee Outsourcing                  -              -            4,641           -
   Oral Hygiene Products                        -              -                -           -
                                     ------------   ------------     ------------  ----------
Total                                $    562,213   $    274,969     $  1,370,238  $  402,203
                                     ============   ============     ============  ==========

                                     $    562,213   $    280,315     $  1,370,238  $  452,473
                                     ============   ============     ============  ==========


The following is long-lived asset information by geographic area as of December 31, 2002:

United States                                        $         -
Europe                                                   376,491
                                                     -----------
                                                     $   376,491
                                                     ===========

13.  Going Concern

The Company has incurred substantial net losses since inception, and as of December 31, 2002 maintained a working capital and shareholders' deficit of $(1,021,356) and $(644,864), respectively, raising substantial doubt about the Company's ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

The plan includes the ceasing of direct sales and marketing of the Remedent Toothbrush, and acquisition of and expansion into diversified business ventures.

On July 1, 2001, the Company began developing, manufacturing, marketing and distributing high-technology dental equipment. The Company retained nine additional personnel, two engineers and seven operations and finance, with strong backgrounds in the business of high-technology dental equipment, and will market dental curing and whitening lamps, intraoral cameras and digital X-ray systems. The Company previewed its first offering within this market at dental shows around the world in October 2001, and initiated shipments of initial units during the first quarter of 2002. Additionally, on January 15, 2002, the Company acquired a dental employee outsourcing firm in Belgium, specializing in the placement of Belgium dentists into the Dutch dental market.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OEPRATIONS

The discussion and financial statements contained herein are as of December 31, 2002 and for the three and nine months ended December 31, 2002 and 2001. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

Deferred Tax Asset Valuation Allowance

We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. Due to our short operating history, we have recorded a full valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," because, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

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

Nine Months Ended December 31, 2002 as Compared to Nine Months Ended December 31, 2001

For the nine months ended December 31, 2002, net sales were $1,370,238 compared to $452,473 in 2001, an increase of $917,765 or 203%. The increase was due to the commencement of dental equipment sales in our Remedent N.V. subsidiary, partially offset by the complete termination of oral hygiene product sales as of December 31, 2001. As the Company has initiated its presence within the professional dental equipment market, our Remedent N.V. subsidiary has begun sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories and repair services.

Cost of goods sold for the nine months ended December 31, 2002 and 2001 were $758,291 and $253,372, respectively, which represents an increase of $504,919 or 199%. This represents a corresponding increase to the increase in sales during the current fiscal period.

Gross profit for the nine months ended December 31, 2002 and 2001 was $611,947 and $199,101, respectively, which represents an increase of $412,846 or 207%. Gross profit as a percentage of sales increased to 45% for the period ended December 31, 2002, compared to 44% for the comparable period ended December 31, 2001. The increase is the result of our shift to the higher-margin professional dental equipment market during the current fiscal period. There were no sales of these products during the nine months ended December 31, 2001.

Research and development expenses for the nine months ended December 31, 2002 and 2001 were $97,369 and $167,348, respectively, which represents a decrease of $69,979 or 42%, due primarily to the research and development costs incurred during the start-up phase of the Company's high-technology dental equipment segment. These expenditures, which were substantially incurred during the quarter ended December 31, 2001, relate primarily to the labor and materials to conduct testing and apply for FDA approval for our new curing light technology which will allow us to market this technology within the United States, in addition to the development of our new intraoral cameras. We submitted our application for FDA approval on our dental curing light (a 510(k) submission) on July 11, 2002 and approval was received January 9, 2003. We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment markets.

Sales and marketing costs for the nine months ended December 31, 2002 and 2001 were $50,631 and $31,800, respectively, which represents an increase of $18,831 or 59%. However, as a percentage of net sales, sales and marketing costs decreased to 4% for the nine months ended December 31, 2002 from 7% for the nine months ended December 31, 2001. The reduction is a result of the shift in business focus from the retail selling of oral hygiene products to the wholesale selling of professional dental products. In connection with our reorganization plan implemented during the previous fiscal year, we began downsizing the marketing-intensive retail selling of oral hygiene products, and formally ceased these operations on December 31, 2001, and reached an agreement for the sale of the business in March 2002. We have shifted into the professional dental equipment market, whereby we focus on the less capital-intensive sale of units to large distributors. This marketing and distribution method allows for significantly less marketing and provides more predictable revenue flow.

General and administrative costs for the nine months ended December 31, 2002 and 2001 were $950,377 and $1,181,394 respectively, a decrease of $231,017 or 20%.
This decrease is due to the cost reductions and eliminations implemented in connection with the reorganization plan.

Net interest expense decreased by $28,147 during the nine months ended December 31, 2002 over the comparable period ended December 31, 2001. The decrease in interest expense was largely attributable to a non-recurring interest accrual to a lender during the nine months ended December 31, 2001.

Three Months Ended December 31, 2002 as Compared to Three Months Ended December 31, 2001

For the three months ended December 31, 2002, net sales were $562,213 compared to $280,315 in 2001, an increase of $281,898 or 101%. The increase was due to the commencement of dental equipment sales in our European subsidiary, partially offset by the complete termination of oral hygiene product sales as of December 31, 2001.

Cost of goods sold for the three months ended December 31, 2002 and 2001 were $315,511 and $152,167, respectively, which represents an increase of $163,344 or 107%. This represents a corresponding increase to the increase in sales during the current fiscal quarter.

Gross profit for the three months ended December 31, 2002 and 2001 was $246,702 and $128,148, respectively, which represents an increase of $118,554 or 93%. Gross profit as a percentage of sales decreased to 44% for the period ended December 31, 2002, as compared to 46% for the comparable period ended December 31, 2001. The decrease is the result of a new quantity discount policy implemented at the end of 2002.

Research and development expenses for the three months ended December 31, 2002 and 2001 were $24,005 and $32,885, respectively, which represents a decrease of $8,880 or 27%, due primarily to the research and development costs incurred during the start-up phase of the Company's high-technology dental equipment segment. These expenditures, which were substantially incurred during the quarter ended December 31, 2001, relate primarily to the labor and materials to conduct testing and apply for FDA approval for our new curing light technology which will allow us to market this technology within the United States, in addition to the development of our new intraoral cameras. We submitted our application for FDA approval on our dental curing light (a 510(k) submission) on July 11, 2002 and approval was received January 9, 2003. We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment markets.

Sales and marketing costs for the three months ended December 31, 2002 and 2001 were $21,116 and $20,609, respectively, which represents an increase of $507 or 2%. As a percentage of net sales, sales and marketing costs decreased to 4% for the three months ended December 31, 2002 from 7% for the three months ended December 31, 2001. The reduction is a result of the shift in business focus from the retail selling of oral hygiene products to the wholesale selling of professional dental products.

General and administrative costs for the three months ended December 31, 2002 and 2001 were $308,401 and $495,480 respectively, a decrease of $187,079 or 38%. This decrease is due to the cost reductions and eliminations implemented in connection with the reorganization plan.

Net interest expense decreased by $19,935 during the three months ended December 31, 2002 over the comparable period ended December 31, 2001. The decrease in interest expense was largely attributable to a non-recurring interest accrual to a lender during the nine months ended December 31, 2001.

Liquidity and Capital Resources

On December 31, 2002, our current liabilities exceeded our current assets by $1,021,356. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. In addition, cash flow and liquidity is contingent upon the success of our restructuring plan. The inability to continue to develop and market high-technology dental equipment or operate our newly acquired dental outsourcing business will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

Since our inception in 1996, we have sustained net losses and negative cash flow, due largely to start-up costs, general and administration expenses, inventory, marketing and other expenses related to market development and new product launches. As a result, we have financed our working capital requirements principally through loans and the private placement of our common stock.

During the nine months ended December 31, 2002, we received advances of $68,732 from officers and directors in the form of working capital loans. These loans bear no interest and are due upon demand. We repaid $5,952 of these advances with cash. Additionally, for cash conservation purposes we settled $212,184 in accrued expenses, notes payable and accounts payable indebtedness, through the issuance of 2,572,916 shares of common stock.

In February 2002, we entered into a line of credit facility with the Bank Brussels Lambert ("BBL") consisting of an accounts receivable factoring line for
(euro)991,000 and a general line of credit for (euro)250,000 ($1,287,786 at December 31, 2002). As of December 31, 2002, we had drawn $270,372 from this facility.

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

On December 11, 1998, Remedent received a $50,000 line of credit from Union Bank of Arizona. We drew upon the full amount. The interest rate was 10.25% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,971 was converted to a five-year loan with an interest rate of prime + 2.5% (4.25% at December 31, 2002), monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest.

During the fiscal year ended March 31, 2001, the Company borrowed $149,002 from shareholders and a director in the form of convertible debentures. These debentures are unsecured, due on demand and bear interest at 10% per annum. In addition, at the sole discretion of the holder, can be converted to stock at 37.5% of the average trading price 30 days prior to maturity.

We expect to continue to experience negative cash flow through at least the end of 2003, and may continue to do so thereafter while we fully implement our restructuring plan. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of December 31, 2002, we had a working capital deficit totaling $1,021,356 and a shareholders deficit of $644,864.

Frequently we have been unable to make timely payments to our trade and service vendors. As of December 31, 2002, we had past due payables in the amount of approximately $249,613. Deferred payment terms have been negotiated with most of the vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.

For the nine months ended December 31, 2002 and 2001, net cash used for operating activities was $571,951 and $561,731, respectively. As of December 31, 2002, we had a working capital deficiency of $1,021,356, as compared to a working capital deficiency of $1,577,721 at December 31, 2001. Our business operations will require substantial capital financing on a continuing basis.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

On October 1, 2002, the Company completed a $27,500 private placement to accredited investors only, selling an aggregate of 343,750 shares of common stock at $0.08 a share, and warrants to purchase 68,750 shares of common stock at an exercise price of $0.50 per share for 5 years. These issuances were exempt from the registration provisions of the Securities Act of 1933 (the "Act") by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

On December 2, 2002, the Company entered into a Release and Settlement Agreement to settle a dispute regarding the repayment of a working capital loan. On May 1, 2002, the Company had negotiated for the full repayment of the remaining balance of the $100,000 working capital loan, with the issuance of 1,400,000 shares of common stock and agreed to the full repayment of the interest portion of the loan with the issuance of 650,000 shares of common stock. The Company issued an additional 100,000 shares of common stock and 250,000 warrants exercisable at $0.10 for a ten year period to purchase common stock in the Release and
Settlement Agreement. These issuances were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

On December 31, 2002, the Company's Remedent NV subsidiary entered into an agreement with Lausha NV, a Belgium based company owned by the Chairman and also with Robin List, the Company's President and Chief Operating Officer. Under the agreement, Remedent NV issued the following shares of common stock:

         a) 7,171 shares of Remedent NV common stock to Lausha NV in exchange for extinguishment of a (euro)285,000 (US$305,000) note payable; and

         b) 2,145 shares of Remedent NV common stock to Robin List in exchange for extinguishment of a (euro)25,000 (US$27,000) note payable.

These issuances were exempt from the registration provisions of the Act by virtue of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

Item 3. Defaults in Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

     No.       Title

     10.1 Release and Settlement Agreement, dated December 2, 2002

     10.2 Agreement between Remedent NV, Lausha NV, and Robin List, for issuance of shares and extinguishment of notes, dated December 31, 2002

     99.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

2. Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      REMEDENT USA, INC.


Dated: February 18, 2003                               /s/ Robin List
                                                     -----------------------------------------------------
                                                     By:      Robin List
                                                     Its:     Chief Executive Officer (Principal Executive Officer)

Dated: February 18, 2003                               /s/ Stephen F. Ross
                                                     -----------------------------------------------------
                                                     By:      Stephen F. Ross
                                                     Its:     Chief  Financial  Officer  (Principal  Financial  Officer and
                                                              Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Remedent USA, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robin List, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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


  /s/ Robin List
--------------------------
Robin List,
Chief Executive Officer
February 18, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Remedent USA, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen F. Ross, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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


 /s/ Stephen F. Ross
------------------------------------
Stephen F. Ross,
Chief Financial Officer
February 18, 2003