Form 10KSB
period 2003-03-31
REMEDENT USA INC/AZ
filed 2003-07-15
CIK 1078037

SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                                       or
              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-15975

                               REMEDENT USA, INC.
           (Name of small business issuer as specified in its charter)

         NEVADA                                       86-0837251
         ------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification Number)

[1921 MALCOLM AVENUE, #101
LOS ANGELES, CALIFORNIA                                90025]
--------------------------------------                 ------
 (Address of principal executive offices)            (Zip code)

                                 (310) 922-5685
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's  common  stock  outstanding  as of March 31,  2003:
30,886,558.

Transitional Small Business Disclosure Format (check one).  Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: Registration Statement on Form SB-2, filed on July 24, 2002 (Registration No. 333-96999).

                                TABLE OF CONTENTS

PART I                                                                                     PAGE

Item 1      Description of Business.........................................................1

Item 2      Properties......................................................................6

Item 3      Legal Proceedings...............................................................6

Item 4      Submission of Matters to a Vote of Security Holders.............................6

PART II

Item 5      Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................................7

Item 6      Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................................8

Item 7      Financial Statements...........................................................12

Item 8      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................................12

PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............................13

Item 10     Executive Compensation.........................................................14

Item 11     Security Ownership of Certain Beneficial Owners and
            Management.....................................................................16

Item 12     Certain Relationships and Related Transactions.................................17

Item 13     Exhibits and Reports on Form 8-K...............................................19

Item 14     Controls and Procedures

            Financial Statements..........................................................F-1


                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Remedent USA, Inc. was incorporated under the laws of Arizona in September 1996. We were initially formed for the purposes of developing, marketing and distributing the Remedent Toothbrush, a single-handle toothbrush, gumbrush and tongue cleaner designed to improve oral care at an affordable price. However, due to the extremely cost-intensive nature of retail marketing, we were unable to adequately increase the exposure of this product. As a result, we incurred substantial net losses resulting in working capital and shareholder deficits.

As a result of these substantial net losses, at the beginning of the fiscal year ended March 31, 2002, we reassessed our operations and business structure and implemented a complete corporate reorganization plan. This plan included the sale of the Remedent Toothbrush division and expansion into diversified business ventures, including the development of high-technology dental equipment for marketing within the professional dental market and the acquisition of a dental employee leasing firm. On March 14, 2002, we entered into an Asset Purchase Agreement selling our Remedent Toothbrush division to Famcare 2000, LLC. (See "Certain Relationships and Related Transactions.")

On July 1,  2001,  in  connection  with this  diversification,  we formed  three
subsidiary   corporations,   Remedent  Professional  Holdings,   Inc.,  Remedent
Professional, Inc., and Remedent NV.

During the fourth quarter of the fiscal year ending March 31, 2002, we completed the acquisition of a dental employee-outsourcing firm in Belgium, International Medical & Dental Support. However, Remedent no longer operates International Medical & Dental Support and, at March 31, 2003 Remedent recorded a full impairment loss ($330,000) on the goodwill of that company.

We own 22% of Remedent NV, located in Ghent, Belgium, a manufacturer of professional dental equipment. Remedent Professional, Inc., our wholly-owned subsidiary, is the United States sales organization for equipment manufactured by Remedent NV. Remedent Professional Holdings, Inc., our wholly owned subsidiary, is currently inactive.

Remedent USA, Inc. is now headquartered in Ghent, Belgium and has no offices, employees or assets in the United States.

OUR BUSINESS

During the fourth  quarter of the fiscal year ended March 31, 2002, we initiated
our  entrance  into  the  professional   dental  equipment   market,   with  the
introduction of the RemeCure CL-15, high-speed dental curing light.

COMPETITION

The dental products market is intensely competitive. Within this market, there are at least 12 companies which offer dental curing and whitening lamps and intraoral cameras. Our competitors have greater financial and other resources, and, consequently, are better able to market and generate consumer awareness of their product.

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

BUSINESS STRATEGY

We compete within the high-technology dental equipment market, a highly competitive market. To compete within this market, our business strategy is to:

     o Strengthen and broaden core brands through marketing and advertising, product development and manufacturing;

     o    Emerge with cutting-edge technology.

     o Expand our presence in all markets in which we compete and enter new markets where there are opportunities for growth; and

     o Continue to reduce costs and manage working capital, and improve operating efficiencies, customer service and product quality.

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

MAJOR CUSTOMERS

For the fiscal year ended March 31, 2003, the company had three significant customers, accounting for 31%, 21%, and 18%, respectively, of consolidated revenue. For the fiscal year ended March 31, 2002, the company had two significant customers, accounting for 38% and 13%, respectively, of consolidated revenue.

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

EMPLOYEES

We currently retain seven full-time employees in Belgium, all of which were hired in connection with our entrance into the dental equipment market. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. Long term, we will attempt to hire additional employees as needed based on our growth rate.

RESEARCH AND DEVELOPMENT

Research and Development (R&D) costs have been decreasing during the current fiscal year. R&D costs were $93,186 and $270,395 for the fiscal years ended March 31, 2003 and 2002, respectively. The decrease for fiscal year 2003 reflects the decrease in expenses for design and development of the new curing light technology introduced during the first quarter of 2002, and intraoral camera technology.

ITEM 2 - DESCRIPTION OF PROPERTY

 In Ghent, Belgium, we lease office and warehouse space on a month-to-month lease, for approximately (euro)6,300 ($7,107.35 as of July 14, 2003) per month.

ITEM 3 - LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 27, 2002, the Company's Board of Directors approved an Asset Purchase Agreement for the sale of our toothbrush business to Famcare 2000, LLC (the "Asset Sale"). Eleven shareholders own a majority of the Company's voting stock, and on July 1, 2002, they executed a written consent as majority stockholders approving the Asset Sale.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the Over-the-Counter Bulletin Board, under the symbol REMM. Prior to September 18, 2001, our common stock was traded on the pink sheets included in the NASD Electronic Bulletin Board under the symbol REMM.

The following is the range of high and low bid prices for our common stock for the periods indicated:

         -------------------------------------------------------- ------------------------------------
                                                                              Bid Prices
         -------------------------------------------------------- ------------------------------------
                                                                         High               Low
         -------------------------------------------------------- ------------------- ----------------
         Quarter ended June 30, 2001                                            0.36             0.09
         -------------------------------------------------------- ------------------- ----------------
         Quarter ended September 30, 2001                                       0.23             0.09
         -------------------------------------------------------- ------------------- ----------------
         Quarter ended December 31, 2001                                        0.18             0.05
         -------------------------------------------------------- ------------------- ----------------
         Quarter ended March 31, 2001                                           0.09             0.05
         -------------------------------------------------------- ------------------- ----------------
         Quarter ended June 30, 2002                                            0.08             0.04
         -------------------------------------------------------- ------------------- ----------------
         Quarter ended September, 2002                                          0.15             0.04
         -------------------------------------------------------- ------------------- ----------------
         Quarter ended December 31, 2002                                        0.10             0.03
         -------------------------------------------------------- ------------------- ----------------
         Quarter ended March 31, 2003                                           0.07             0.04
         -------------------------------------------------------- ------------------- ----------------



Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

STOCKHOLDERS

As of March 31, 2003, the number of stockholders of record was 429, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 2,400 stockholders in total.

DIVIDENDS

We have not paid any dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance the growth of the company. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including the company's earnings, financial condition, capital requirements and other factors.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the fiscal years ended March 31, 2003 and 2002. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

The Company develops, markets and distributes high-technology dental equipment for sale within the professional dental market.

RESULTS OF OPERATIONS

Comparative details of results of operations for the years ending March 31, 2003 and 2002.



                                                 YEAR ENDING       YEAR ENDING
                                                MARCH 31, 2003    MARCH 31, 2002
                                                --------------    --------------
NET SALES                                       $   1,969,144     $     733,853
COST OF SALES                                       1,062,681           502,013
                                                -------------     --------------

            GROSS PROFIT                              906,463           231,840
Operating Expenses
   Research and Development                            93,186           270,395
   Sales and Marketing                                 64,132            49,582
   General and Administrative                       1,354,554         1,793,361
   Impairment loss on IMDS Goodwill                  (330,000)      000,000,000
   Depreciation and Amortization                       21,804            12,711
                                                -------------     --------------

         TOTAL OPERATING EXPENSES                   1,863,676         2,126,049
                                                -------------     --------------
LOSS FROM OPERATIONS                                 (957,213)       (1,894,209)
OTHER INCOME (EXPENSES)

   Interest/Other Income                               21,195            44,290
   Interest Expense                                   (70,356)         (113,887)
                                                -------------     --------------
         TOTAL OTHER INCOME (EXPENSES)               (379,161)          (69,597)
                                                -------------     --------------
LOSS BEFORE INCOME TAXES                           (1,006,374)       (1,963,806)
Income Tax Benefit (Expense)                               --                --
                                                -------------     -------------
         NET LOSS                               $  (1,006,374)    $  (1,963,806)
                                                =============     ==============

FISCAL YEAR ENDING MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDING MARCH 31, 2002 (AUDITED)

For the fiscal year ending March 31, 2003, net sales increased by $1,235,291 from $733,853 in 2002 to $1,969,144 in 2003. This represents a 168% increase over the comparable period in the prior year. The increase was due to the commencement of dental equipment sales in our European subsidiary, partially offset by the continued reduction in sales within the oral hygiene market throughout the year, and complete termination of these sales as of December 31, 2001. As the Company has initiated its presence within the professional dental equipment market, our European subsidiary has begun sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories and repair services. These revenues were partially offset by the continued reduction in oral hygiene revenues throughout the year, consistent with our reorganization plan, as we reposition assets and resources to the professional dental equipment market, and finalize the sale of the oral hygiene division.

Cost of goods sold were $1,062,681 in 2003 as compared to $502,013 in 2002, an increase of $560,668 or 112% over the comparable period ended March 31, 2002. This represents a corresponding increase to the increase in sales during the current fiscal year end. Cost of goods sold as a percentage of sales decreased 14%, from 68% of sales in 2002 to 54% of sales in 2003.

Gross profit was $906,463 in 2003 as compared to $231,840 in 2002, an increase of $674,623 or 291% over the comparable period. Gross profit as a percentage of sales increased 14%, from 32% of sales in 2002 to 46% of sales in 2003. This increase is the result of our shift in sales to the higher-margin professional dental equipment market during the current fiscal year.

Research and development expenses were $93,186 for 2003 as compared to $270,395 for 2002, a decrease of $177,209, or 66%, over the prior fiscal year, due primarily to the research and development costs incurred during the start-up phase of the Company's high-technology dental equipment segment in the prior fiscal year. These expenditures relate primarily to the labor and materials to design and manufacture our new curing light technology, in addition to the completion of 15 prototypes. We expect we will continue to invest in research and development, and anticipate significant costs in the near future as we continue to develop products for the dental equipment markets.

Sales and marketing costs as of March 31, 2003 and 2002 were $64,132 and $49,582 respectively, which represents an increase of $14,550 or 29%. As a percentage of sales, sales and marketing expenses decreased from 7% of sales in 2002, to 3% of sales in 2003. This decrease is a result of the shift in business focus from the retail selling of oral hygiene products to the wholesale selling of professional dental products. We have shifted into the professional dental equipment market, whereby we focus on the less capital-intensive sale of units to large distributors. This marketing and distribution method allows for significantly less marketing and provides more predictable revenue flow.

General and administrative costs for 2003 and 2002 were $1,354,554 and $1,793,361 respectively, a decrease of $438,807 or 25%. As a percentage of sales, general and administrative expenses decreased from 244% of sales in 2002, to 69% of sales in 2003. This decrease is a result of the Company's focused efforts to internally reorganize in order to use resources more effectively. The Encino, California office was closed, and the two employees of that office were laid off.

At March 31, 2003 the Company recorded a full impairment loss of $330,000 against the goodwill recorded in fiscal 2002 in connection with the acquisition of the dental outsourcing business known as IMDS. The Company is no longer actively operating this business.

Net interest expense was $49,161 for 2003 as compared to $113,887 for 2002, a decrease of $64,726, or 57%, over the comparable period. The decrease in interest expense was largely due to the conversion of debt into common stock during the current fiscal year.

Inflation has not had a material effect on our revenue and income from continuing operations in the past two years. We do not expect inflation to have a material future effect.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2003, our current liabilities exceeded our current assets by $1,231,809. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. In addition, cash flow and liquidity is contingent upon the success of our restructuring plan. The inability to continue to develop and market high-technology dental equipment or operate our dental outsourcing business will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

Since our inception in 1996, we have sustained net losses and negative cash flow, due largely to start-up costs, general and administration expenses, inventory, marketing and other expenses related to market development and new product launch. As a result, we have financed our working capital requirements principally through loans and the private placement of our common stock to accredited investors.

In February 2002, we entered into a line of credit facility with the Bank Brussels Lambert ("BBL") consisting of an accounts receivable factoring line for
(euro)991,000  ($1,079,298  at March 31,  2003) and a general line of credit for
(euro)250,000  ($272,275 at March 31, 2003).  As of March 31, 2003, we had drawn
(euro) 261,572 ($292,450 or July 15, 2003) from this facility.

During the fiscal year ended March 31, 2002, we received advances of $150,799 from officers and directors in the form of working capital loans. These loans bear no interest and are due upon demand. We repaid $11,314 of these advances with cash and settled $88,308 of these advances with the issuance of common stock valued at $0.50 a share.

On December 11, 1998, Remedent received a $50,000 line of credit from Union Bank of Arizona. We have drawn upon the full amount. The interest rate was 10.25% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,971 was converted to a five-year loan with an interest rate of prime + 2.5% (6.75% at March 31, 2003), monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest. As of March 31, 2003, the balance due on this loan was $22,971.

During the fiscal year ended March 31, 2001, the Company borrowed $149,002 from shareholders and a director in the form of convertible debentures. These debentures are unsecured, due on demand and bear interest at 10% per annum. In addition, at the sole discretion of the holder, can be converted to stock at 37.5% of the average trading price 30 days prior to maturity.

We expect to continue to experience negative cash flow possibly through the end of the current calendar year, and may continue to do so thereafter while we attempt to increase development and marketing of our products. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of March 31, 2003, we had a working capital deficit totaling $1.231,809 and a shareholders deficit of $1,185,973.

For the year ending March 31, 2003, liabilities totaled $1,702,643 and $1,516,336 for the year ending March 31, 2002, which represents an increase of $186,307. This was largely due to increases in our trade accounts payable and accrued liabilities.

Frequently we have been unable to make timely payments to our trade and service vendors. As of March 31, 2003, we had past due payables in the amount of $280,043, representing a 111% increase from the prior fiscal year. This increase is due primarily to our inability to generate sufficient revenue from operations to fund our ongoing operations. We continue to utilize funds raised from sales of equity instruments to fund current operations. Deferred payment terms have been negotiated with most vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.

For the years ending March 31, 2003 and 2002, net cash used for operating activities was $582,745 and $790,109, respectively. As of March 31, 2003 we had a working capital deficiency of $1,231,809 as compared to a working capital deficiency of $1,121,304 at March 31, 2002.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this filing, for the reasons, among others, described within the various sections. You should read the filing carefully, and should not place undue reliance on any forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 1, 2002, the Board of Directors of the Company dismissed Siegel Smith LLP ("Siegel Smith") as its independent auditors for the fiscal year ended March 31, 2002 and approved the engagement of Farber & Hass LLP ("Farber & Hass") as Siegel Smith's replacement. Siegel Smith had previously been the Company's independent auditors. The decision to change auditors was approved by the Company's Board of Directors.

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


------------------------------------------- ------------- ------------------------------------------------------------
PERSON                                          AGE       POSITION
------------------------------------------- ------------- ------------------------------------------------------------
Guy De Vreese                                    47       Chairman
------------------------------------------- ------------- ------------------------------------------------------------
Robin List                                       31       Director, Chief Executive Officer
------------------------------------------- ------------- ------------------------------------------------------------
Stephen Ross                                     42       Director, Chief Financial Officer, Secretary
------------------------------------------- ------------- ------------------------------------------------------------
Kenneth J. Hegemann                              53       Director
------------------------------------------- ------------- ------------------------------------------------------------
Fred Kolsteeg                                    58       Director
------------------------------------------- ------------- ------------------------------------------------------------


GUY DE VREESE, CHAIRMAN-Mr. De Vreese served as President of DMDS, Ltd., a developer and marketer of high-tech dental equipment from 1998 to 2001. Mr. De Vreese founded in 1997 DMD N.V., the independent European distributor for DMDS products and was its Chief Executive Officer until D.M.D.S. purchased its distribution rights. Prior to 1998 Mr. De Vreese served as a board member of Styles On Video Inc., Dycam Inc. and New Image Industries, Inc.

ROBIN LIST, CHIEF EXECUTIVE OFFICER - Mr. List served as director of operations of DMDS Ltd. a, European based, developer and marketer of high-tech dental equipment from 1998 to 2001. Prior to 1998 Mr. List held positions such as director of a firm specialized in imaging software and commercial director/partner in a digital services corporation.

STEPHEN ROSS, DIRECTOR, CFO, SECRETARY - Mr. Ross was the former CFO of a professional dental equipment manufacturer where, over a three year tenure, oversaw all financial and operational matters. Prior to 1998, Mr. Ross served in such positions as senior management consultant with a corporate restructuring and management firm, CFO and co-founder of a personal care company, and a tax manager with an accounting firm.

KENNETH J. HEGEMANN, DIRECTOR - Mr. Hegemann has been the president of CRA Labs, Inc. and Oralbotic Research, Inc. for the past five years, firms specializing in the development of automated tooth brushing technology and conduct of various engineering projects.

FRED KOLSTEEG, DIRECTOR - Mr. Kolsteeg is the president of WAVE Communications, a Dutch based advertising agency that provides marketing services for world-renowned customers such as Coca-Cola and Philip Morris. Mr. Kolsteeg learned the advertising business at Phillips before he became Managing Director of Intermarco Publicis. Prior to founding WAVE in 1996, he successfully founded several advertising agencies such as ARA, Team and Team Saatchi.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that during our 2003 fiscal year, all such filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with.

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






                           SUMMARY COMPENSATION TABLE

===================================================================================================================================
                                          ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                                                                      AWARDS               PAYOUTS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Securities
Name and Principal                                           Other          Restricted     Underlying       LTIP         All other
     Position                                               Annual            stock         Options/      pay-outs     compensation
                      Year    Salary ($)   Bonus ($)   compensation ($)    award(s) ($)     SARs (#)         ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
Guy DeVreese,        2003     $132,000     $-0-       $-0-                 $-0-          $-0-            $-0-         $-0-
Chairman(1)          2002     $90,000      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
                     2001     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
Robin List, CEO(2)   2003     $110,000     $-0-       $-0-                 $-0-          $-0-            $-0-         $-0-
                     2002     $75,000      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
                     2001     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
Stephen F. Ross,     2003     $60,000      $-0-       $-0-                 $-0-          $-0-            $-0-         $-0-
CFO, Secretary(3)    2002     $28,951      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
                     2001     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
Kenneth Hegemann,    2003     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
Chairman(4)          2002     $60,300      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
                     2001     $80,400      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-

Rebecca Inzunza,     2003     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
President, CEO,      2002     $46,900      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
CFO(5)               2001     $80,400      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-

Robert E.            2003     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
Hegemann, Sr.        2002     $28,951      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
V.P., Treasurer(6)   2001     $40,872      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
===================================================================================================================================

--------
1  Effective April 1, 2003.
2  Effective April 1, 2003.
3  Effective April 1, 2003.
4  Resigned March 31, 2002.
5  Resigned March 31, 2002.
6  Resigned March 31, 2002.

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

STOCK OPTION PLAN

On May 29, 2001, the Board of Directors adopted an Incentive and Nonstatutory Stock Option Plan (the "Plan"), reserving 5,000,000 shares underlying options for issuance under this plan. There is a restriction that no more than 1,000,000 options may be granted to any one individual or entity in any one calendar year under the Plan. As of March 31, 2003, 4,620,900 options are outstanding.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2003 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our Directors, (iii) each of the our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.



-------------------------------------------------- --------------------------- ----------------------
      NAME AND ADDRESS OF BENEFICIAL OWNER            AMOUNT AND NATURE OF       PERCENT OF CLASS
                                                        BENEFICIAL OWNER
-------------------------------------------------- --------------------------- ----------------------
Guy De Vreese (2)                                          8,268,571                   23.8%
(Chairman)
Xavier de Cocklaan 42
9831 Deurle, Belgium
-------------------------------------------------- --------------------------- ----------------------
Robin List (3)
(Director, CEO)
Xavier de Cocklaan 42                                      2,212,500                   6.4%
9831 Deurle, Belgium
-------------------------------------------------- --------------------------- ----------------------
Stephen Ross (4)
(Director, CFO)
1921 Malcolm #101                                          1,000,000                   2.9%
Los Angeles, CA 90025
-------------------------------------------------- --------------------------- ----------------------
Fred Kolsteeg (5)
(Director)
Managelaantje 10                                           1,000,000                   3.0%
3062 CV Rotterdan
The Netherlands
-------------------------------------------------- --------------------------- ----------------------
Kenneth Hegemann (7)
(Director)
1220 Birch Way                                             1,045,000                   3.1%
Escondido, CA 92097
-------------------------------------------------- --------------------------- ----------------------
All Officers and Directors as a group                      13,526,071                  36.7%
(5 persons)
-------------------------------------------------- --------------------------- ----------------------
Dental Advisors, Inc. (8)
1220 Birch Way                                             3,388,000                   9.6%
Escondido, CA 92027
-------------------------------------------------- --------------------------- ----------------------
Rebecca Inzunza
1220 Birch Way                                             2,679,495                   8.0%
Escondido, CA 92027
-------------------------------------------------- --------------------------- ----------------------
Jonathan J. Marine (9)
448 21st Street                                            2,400,000                   6.8%
Manhattan Beach, CA 90266
-------------------------------------------------- --------------------------- ----------------------
KolsteegBeleggingsmaatschappij B.V.(6)
Managelaantje 10
3062 CV Rotterdan                                          1,200,000                   3.6%
The Netherlands
-------------------------------------------------- --------------------------- ----------------------

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

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 14, 2002, we entered into an Asset Purchase Agreement with Famcare 2000, LLC, a Nevada limited liability company, owned and operated by Rob Hegemann, the son of Ken Hegemann, a director. The Agreement provides for the sale of our Remedent Toothbrush business, which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002. The business, which engages in the worldwide distribution of the Remedent Toothbrush, had been our sole activity since 1996. However, due to recurring net losses and increasing working capital and shareholder deficits, we implemented, in July 2001, a complete corporate reorganization plan. This plan included the ceasing of direct sales and marketing of the Remedent Toothbrush, and acquisition of and expansion into diversified business ventures.

On February 12, 2002, our subsidiary, Remedent NV, entered into a loan agreement for (euro)125,000 ($136,138 at March 31, 2003), with a company owned and operated by Guy De

Vreese, an officer. The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert ("BBL") for (euro)250,000 ($272,275 at March 31, 2003. Due to the insufficient assets maintained by the Company as of the date of the line of credit, the BBL imposed two requirements for the extension of credit: (1) Mr. De Vreese personally guarantee the line of credit, and (2) the company owned by Mr. De Vreese repay its existing line of credit in full. As such, the loan received was utilized to repay the existing line of credit. Repayment of the loan will occur upon our ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

Between April 15, 2001 and August 21, 2001, in consideration of $69,002, we issued convertible debentures issued to Edward Quincy, who was a director of the Company from inception to April 1, 2002. These convertible debentures are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder. The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. $54,002 of the debentures carry a 37.5% conversion percentage, while $15,000 carry a 30% conversion percentage. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2003 and 2002, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of March 31, 2003, $20,472 was accrued for unpaid interest.

We formerly leased 1,000 square feet of office space at 1220 Birch Way, Escondido, California. This dwelling belongs to Ms. Inzunza and acted as our headquarters. We also utilized warehouse space located within the home of one of our officers, Robert Hegemann, in Phoenix, Arizona, rent-free. In connection with her resignation as an officer and director on April 1, 2002, as part of our corporate reorganization, we no longer utilize the dwelling belonging to Ms. Inzunza, and as such no longer incur monthly rental charges for the property. Additionally, in connection with the sale of the Remedent Toothbrush business, which was operated solely out of the personal residence of Robert Hegemann, we no longer utilize, or incur monthly rental charges for, that space.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
2.1    Stock Exchange Agreement with Resort World Enterprises, Inc./1/
3.1    Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986/1/
3.2    Amendment  to  Articles  of  Incorporation  changing  name  from  Jofran  Confectioners  International,  Inc.,  a  Nevada
       corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986/1/

-------------
/1/ Incorporated by reference from Registration Statement on Form SB-2 filed by the Company on July 24, 2002.

3.3    Amendment to Articles of  Incorporation  changing  name from Cliff  Typographers,  Inc., a Nevada  corporation,  to Cliff
       Graphics International, Inc., a Nevada corporation, dated January 9, 1987/1/
3.4    Amendment to Articles of Incorporation changing name from Cliff Graphics  International,  Inc., a Nevada corporation,  to
       Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995/1/
3.5    Amendment to Articles of  Incorporation  changing name from Global Golf  Holdings,  Inc., a Nevada  corporation,  to Dino
       Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997/1/
3.6    Amendment to Articles of  Incorporation  changing name from Dino Minichiello  Fashions,  Inc., a Nevada  corporation,  to
       Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998/1/
3.7    Amendment to Articles of  Incorporation  changing  name from Resort World  Enterprises,  Inc., a Nevada  corporation,  to
       Remedent USA, Inc., dated October 5, 1998/1/
3.8    By-laws/1/
10.1   Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001/1/
10.6   Loan Agreement, dated September 9, 2001/1/
10.7   Investment Banking Agreement with Lincoln Equity Research, LLC, dated September 13, 20011/1/
10.8   Stock Purchase Agreement with Dental Advisors, dated September 14, 2001/1/
10.9   Loan Agreement, dated September 21, 2001/1/
10.10  Renegotiated Loan Agreement, dated December 21, 2001/1/
10.11  Asset Purchase Agreement for IMDS, dated January 15, 2001/1/
10.12  Line of Credit Agreement, dated February 11, 2002/1/
10.13  Loan Agreement, dated February 12, 2002/1/
10.14  Repayment Agreement, dated March 20, 2002/1/
10.15  Repayment Agreement, dated January 24, 2002/1/
10.16  Stock Purchase Agreement, dated January 11, 2002.
10.17  Repayment Agreement, dated April 26, 2002/1/
10.18  Repayment Agreement, dated May 1, 2002/1/
10.19  Repayment Agreement, dated May 1, 2002/1/
10.20  Repayment Agreement, dated May 1, 2002/1/
10.21  Stock Purchase Agreement, dated May 1, 2002/1/
10.22  Code of Ethics, adopted March 25, 2003
23     Consent of Farber & Hass, LLP
31.1   Certification  of Chief Executive  Officer Pursuant to the Securities  Exchange Act of 1934, Rules 13a-14 and 15d-14,  as
       adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2   Certification  of Chief Financial  Officer Pursuant to the Securities  Exchange Act of 1934, Rules 13a-14 and 15d-14,  as
       adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K:

         None.

ITEM 14 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               REMEDENT USA, INC.


Dated: July 14, 2003           /S/ ROBIN LIST
                               ------------------------------------------------
                                     By: Robin List
                                     Its: Chief Executive Officer (Principal
                                     Executive Officer) and Director


Dated: July 14, 2003           /S/ STEPHEN F. ROSS
                               ------------------------------------------------
                                     By: Stephen F. Ross
                                     Its:  Chief  Financial  Officer
                                     (Principal   Financial  Officer
                                     and  Principal
                                     Accounting Officer) and Director

Dated: July 14, 2003           /S/ GUY DEVREESE
                               ------------------------------------------
                                     By: Guy DeVreese
                                     Its: Chairman (Director)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
      Independent Auditors' Report                                                                     F-1

      Financial Statements:
      Consolidated Balance Sheet as of March 31, 2003                                                  F-2

      Consolidated Statements of Operations for the years ended March 31, 2003 and 2002                F-4

      Consolidated Statements of Changes in Stockholders' Deficit for the years ended
         March 31, 2003 and 2002                                                                       F-5

      Consolidated Statements of Cash Flows for the years ended March 31, 2003 and 2002                F-7

      Consolidated Statements of Comprehensive Loss for the years ended March 31, 2003 and
         2002                                                                                          F-8

      Notes to Consolidated Financial Statements                                                  F-9-F-22

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of REMEDENT USA, INC.

      We have audited the accompanying consolidated balance sheet of Remedent USA, Inc. as of March 31, 2003, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficit and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Remedent USA, Inc. as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency, and its total liabilities exceed its total assets, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FARBER & HASS LLP

/S/ FARBER & HASS LLP
Oxnard, California
July 13, 2003

PART I--FINANCIAL INFORMATION

Item 1--Consolidated Financial Statements

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              As of March 31, 2003


                     ASSETS

CURRENT ASSETS
      Accounts receivable, net                       $   178,013
      Due from related party                             136,948
      Inventories, net                                   116,830
      Prepaid expense                                     39,043
                                                     -----------
TOTAL CURRENT ASSETS                                     470,834
Property & equipment, net                                 44,046
Other assets                                               1,790
                                                     -----------
            TOTAL ASSETS                             $   516,670
                                                     -----------
     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
      Line of credit                                 $   261,572
      Accounts payable                                   452,756
      Due to related parties                             283,777
      Accrued liabilities                                267,278
      Net liabilities of Toothbrush Business to
         be sold                                         335,713
      Note payable                                       101,547
                                                     -----------
TOTAL CURRENT LIABILITIES                              1,702,643
                                                     -----------
Commitments and contingencies

SHAREHOLDERS' DEFICIT
      Common stock (50,000,000 shares
         authorized, $0.001 par value;
         30,886,558 issued and outstanding)               30,887
      Additional paid in capital                       4,005,131
      Accumulated deficit                             (5,676,970)
      Common stock subscribed
           (6,104,166 shares)                            438,357
      Minority interest in Remedent NV                    64,816
      Cumulative translation adjustment                  (48,194)
                                                     -----------
            TOTAL SHAREHOLDERS' DEFICIT               (1,185,973)
                                                     -----------
            TOTAL LIABILITIES AND SHAREHOLDERS'
               DEFICIT                               $   516,670
                                                     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended March 31, 2003 and March 31, 2002

                                                   For the years ended
                                            March 31, 2003     March 31, 2002
                                             ------------       ------------
NET SALES                                    $  1,969,144       $    733,853
COST OF SALES                                   1,062,681            502,013
    GROSS PROFIT                                  906,463            231,840
                                             ------------       ------------
OPERATING EXPENSES:

      Research and development                     93,186            270,395
      Sales and marketing                          64,132             49,582
      General and administrative                1,354,554          1,793,361
      Depreciation and amortization                21,804             12,711
      Impairment loss for IMDS Goodwill           330,000                 --
                                             ------------       ------------
    TOTAL OPERATING EXPENSES                    1,863,676          2,126,049
                                             ------------       ------------
LOSS FROM OPERATIONS                             (957,213)        (1,894,209)
                                             ------------       ------------
OTHER INCOME (EXPENSES):
      Interest income                              21,195                 --
      Interest expense                            (70,356)          (113,887)

      Other income (expense)                           --             44,290
                                             ------------       ------------
    TOTAL OTHER EXPENSES, NET                     (49,161)           (69,597)
                                             ------------       ------------
LOSS BEFORE INCOME TAXES                       (1,006,374)        (1,963,806)
      Income tax benefit (expense)                     --                 --
                                             ------------       ------------
            NET (LOSS)                       $ (1,006,374)      $ (1,963,806)
                                             ============       ============
LOSS PER SHARE                               $      (0.03)      $      (0.11)
                                             ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING            30,855,308         18,009,722
                                             ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the Years ended March 31, 2003 and 2002

                                          Common Stock
                                    ------------------------
                                                                Additional
                                                                 Paid-in    Accumulated  Common Stock
                                      Shares       Amounts       Capital      Deficit     Subscribed      Other         Total
                                    ----------   -----------   -----------  -----------   -----------   -----------   -----------
Balance, March 31, 2001             13,187,316   $    13,187   $ 1,768,302  $(2,706,790)           --            --   $  (925,301)

Common stock issued under
    private placements               5,069,000         5,069       688,431           --            --            --       693,500
Common stock issued for services     4,210,000         4,210       455,910           --            --            --       460,120
Common stock issued for
    repayment of debt                2,209,100         2,209       596,241           --            --            --       598,450
Common stock issued upon
    conversion of debenture            148,642           149        10,440           --            --            --        10,589
Stock options issued for services           --            --        23,870           --            --            --        23,870
Stock options issued to
   employees and directors                  --            --       133,000           --            --            --       133,000
Common stock issued upon
   acquisition of business           6,000,000         6,000       324,000           --            --            --       330,000
Subscription receivable                     --            --            --           --            --   $   (77,848)      (77,848)
Cumulative translation adjustment           --            --            --           --            --       (10,866)      (10,866)
Net loss                                    --            --            --   (1,963,806)           --            --    (1,963,806)
                                    ----------   -----------   -----------  -----------   -----------   -----------   -----------
Balance, March 31, 2002             30,824,058        30,824     4,000,194   (4,670,596)           --       (88,714)     (728,292)

Common stock issued under
    private placements                  62,500            63         4,937                                                  5,000
Subscription receivable                                                                                      77,848        77,848
Common Stock Subscribed                                                                   $   438,357                     438,357
Minority Interest in Remedent NV                                                                             64,816        64,816
Cumulative translation adjustment                                                                           (37,328)      (37,328)
Net loss                                                                     (1,006,374)                              (1,006,374)
                                    ----------   -----------   -----------  -----------   -----------   -----------   -----------
Balance, March 31, 2003             30,886,558   $    30,887   $ 4,005,131  $(5,676,970)  $   438,357   $    16,622   $(1,185,973)
                                    ==========   ===========   ===========  ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002


                                           For the years ended
                                     ---------------------------------
                                     March 31, 2003    March 31, 2002
                                     --------------    ---------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss                               $(1,006,374)      $(1,963,806)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Depreciation and amortization           18,343            13,301
    Inventory reserve                           --            80,906
    Stock and options issued for
    services                                 6,225           483,990
    Options for bonuses                         --           133,000
    Impairment loss on IMDS
     Goodwill                              330,000                --
Changes in operating assets and
  liabilities:
    Cash within division sold                   --            (2,093)
    Accounts receivable                    (19,941)         (102,275)
    Notes receivable                        (1,615)               --
    Inventories                              2,953           (99,858)
    Prepaid expenses                         1,198           (29,163)
    Accounts payable                        87,593           269,419
    Accrued liabilities                     (1,127)          426,470
    Deposits                                    --                --
                                       ===========       ===========
NET CASH USED BY OPERATING
  ACTIVITIES                              (582,745)         (790,109)
                                       ===========       ===========
CASH FLOWS FROM INVESTING
  ACTIVITIES
    Purchases of equipment                      --           (65,084)
    Other assets                             1,611            (3,236)
    Notes from related parties                  --          (107,688)
                                       ===========       ===========
NET CASH  PROVIDED (USED) BY
  INVESTING ACTIVITIES                       1,611          (176,008)
                                       ===========       ===========
CASH FLOWS FROM FINANCING
  ACTIVITIES
     Proceeds from notes and
     debentures                                 --           120,000
     Note payments                         (33,537)          (11,138)
     Proceeds from line of credit           76,353           136,144
     Proceeds from sale of common
     stock                                 607,743           693,500
     Subscription receivable              (145,319)          (76,876)
     Payments to related parties            (5,952)          (11,314)
     Notes to related parties               56,825           150,799
                                       ===========       ===========
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                               556,113         1,001,115
                                       ===========       ===========
     NET (DECREASE) INCREASE IN
        CASH                               (25,021)           34,998
     Effect of exchange rate
     changes on cash and cash
     equivalents                            (6,919)          (10,744)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                         31,940             7,686
                                       ===========       ===========
CASH AND CASH EQUIVALENTS, END OF
  YEAR                                 $        --       $    31,940
                                       ===========       ===========

Supplemental Information:
      Interest paid                    $    70,603       $    12,951
      Income taxes                     $       800             $ -0-


The accompanying notes are an integral part of the consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   For the Years Ended March 31, 2003 and 2002

                                       Year ended March 31,
                                  -----------------------------
                                      2003              2002
                                  -----------       -----------
Net loss                          $(1,006,374)      $(1,963,806)
Other comprehensive income
   (loss):
Foreign currency translation
         adjustment                   (37,328)          (10,866)
                                  -----------       -----------
Comprehensive loss                $(1,043,702)      $(1,974,672)
                                  ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      Remedent USA, Inc. (the "Company") is a holding company. The Company was originally incorporated on September 30, 1996 in the state of Arizona, and has offices in Los Angeles, California and Ghent, Belgium.

      On October 2, 1998, Remedent USA ("Remedent") merged with Resort World Enterprises, Inc., a Nevada corporation ("RWE"). The surviving Company was RWE and immediately changed the name of the Corporation to Remedent USA, Inc. The exchange was a "reverse merger" and accounted for as a recapitalization of Remedent. As a result of the merger, RWE obtained all of the issued and outstanding stock of Remedent for approximately 79% of the new Remedent USA, Inc. stock. Financial statements for the pre-merger periods are the historical financial statements of Remedent.

      On July 1, 2001, the Company formed three subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent NV. The Company markets professional dental equipment through these subsidiaries. Remedent NV (a Belgian company) is based in Ghent, Belgium.

      Remedent Professional Holdings, Inc. and Remedent Professional, Inc. are incorporated in the state of Nevada in the United States.

      On December 31, 2001, the Company discontinued the distribution of its patented tooth & gumbrush in anticipation for the upcoming sale of this division. On March 14, 2002, the Company reached an agreement for the sale of this division.

2.    Summary of Significant Accounting Policies

   Basis for Presentation

      The Company's consolidated financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

   Principles of Consolidation

      The consolidated financial statements include the accounts of Remedent USA, Inc. and its subsidiaries, Remedent NV, Remedent Professional Holdings Inc. and Remedent Professional Inc.. All inter-company balances and transactions have been eliminated. Corporate administrative costs are not allocated to subsidiaries. Remedent NV was the only operating subsidiary in fiscal 2003. Remedent Professional Holdings, Inc. and Remedent Professional, Inc. had no operations in fiscal 2003 and 2002.

   Reclassifications

      These financial statements reflect certain reclassifications made to the prior period balances to conform with the current year presentation.

   Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. At March 31, 2003, three customers accounted for 31%, 21% and 18%, respectively, of the Company's trade receivables. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

   Revenue Recognition

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded.

      Impairment of Long-Lived Assets

      Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is annually evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement.

   Pervasiveness of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivable, inventories and estimated provision for returns. Actual results could differ from those estimates.

   Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less to be cash or cash equivalents.

   Accounts Receivable

      The Company sells professional dental equipment to various companies, primarily to distributors located throughout the world. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of March 31, 2003 and 2002, the allowance for doubtful accounts was $90,617 and $0, respectively. The Company uses the allowance method to account for uncollectable accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

   Customers Outside of the United States

      Sales to customers outside of the United States were 100% and 93% of total sales for the years ended March 31, 2003 and 2002, respectively. The sales were made to customers in countries that are members of the European Union ("EU").

   Research and Development Costs

      The Company expenses research and development costs as incurred.

   Advertising Costs

      Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. For the fiscal years ended March 31, 2003 and 2002, consolidated advertising expense amounted to $30,076 and $21,459, respectively.

   Income Taxes

      Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred taxes are recognized for temporary differences in the basis of assets and liabilities for financial statement and income tax reporting as well as for operating losses and credit carry forwards. A provision has been made for income taxes due on taxable income and for the deferred taxes on the temporary differences. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   Warranties

      The Company typically warrants its products against defects in material and workmanship for a period of 90 days from the date of shipment. A provision for estimated future warranty costs is recorded when products are shipped. Warranty costs were approximately $0 and $13,000 in fiscal 2003 and 2002, respectively
   Impact of New Accounting Standards

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

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, "Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these consolidated financial statements and accompanying footnotes.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this Statement on July 1, 2003. The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

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

      Common shares related to stock options and stock warrants that are antidilutive amounted to 6,844,000 and 6,819,000 for the fiscal years ended March 31, 2003 and 2002, respectively.

   Conversion of Foreign Currencies

      The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company's European subsidiary, Remedent N.V., is the Euro. The functional currency for Remedent Professional, Inc. is the U.S. Dollar. The Company translates foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' deficit. The Company has not tax-effected the cumulative translation adjustment as there is no intention to remit the earnings.

   Accounting for Stock Based Compensation

      Stock option grants are set at the closing price of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994.

3.    Inventories

      Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                 March 31, 2003                 March 31, 2002
                                 --------------                 --------------
Inventory-Supplies                  $      --                   $      --
Displays and Raw
   Materials                           88,717                       5,270
Finished Goods                         36,281                      96,638
Less: Inventory
   reserve                             (8,168)                     (4,362)
                                    ---------                   ---------
Inventories, net                    $ 116,830                   $  97,546
                                    =========                   =========

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    Due from Related Party

      On February 12, 2002, Remedent NV entered into a loan agreement for (euro) 125,000 (US$136,138 at March 31, 2003), with a company owned and operated by Guy De Vreese, the Company's Chairman. The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert ("BBL") for amounts up to (euro) 250,000 (US$272,275) (see Note 10). Due to the insufficient assets maintained by the Company as of inception date of the line of credit, the BBL imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guaranteed the line of credit, and (2) another company owned by Mr. De Vreese was required to repay its existing line of credit in full. As such, the loan received was utilized to repay the other company's existing line of credit. Repayment of the loan will occur upon the Company's ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

5.    Property and Equipment

      Property and equipment are summarized as follows:


                                 March 31, 2003            March 31, 2002
                                 --------------            --------------
Machinery and equipment            $     --                  $  3,548
Tooling                              49,782                    49,782
Furniture and fixtures               16,361                     9,919

Less accumulated depreciation       (22,097)                   (2,747)
                                   --------                  --------
Property and equipment, net        $ 44,046                  $ 60,502
                                   ========                  ========

                See Note 9 regarding property and equipment sold.

6.    Goodwill

      On January 15, 2002, Remedent NV acquired International Medical & Dental Support ("IMDS"), a dental practitioner outsourcing firm. The acquisition was for a total of 6,000,000 shares of common stock, valued at $330,000. The value of the common shares issued was determined based on the market price of the Company's common stock on the date of acquisition. As the firm was in the development stage, there were no assets and liabilities as of the acquisition date. As a result, the balance of the purchase price was allocated to goodwill.

      On January 1, 2002, the Company adopted SFAS 142 and has ceased amortization of goodwill, which is deemed to have an indefinite life. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment. SFAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142, as of March 31, 2002, management assessed the present value of the projected cash flows of the acquired business and the increased dental hardware sales attributable to outsourced dental practitioners, and believed there has been no impairment of the goodwill.

      For the year ended March 31, 2003, management deemed the IMDS Goodwill to be fully impaired, as the dental outsourcing company is now dormant.

7.    Due to Related Parties

      Due to related parties are summarized as follows:

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                             March 31, 2003      March 31, 2003
                                             --------------      --------------
Borrowings  from a former  director in
   the form of convertible debentures            $ 69,002           $ 69,002
Borrowings  from employees in the form
   of working capital loans                        51,296             84,713
Borrowings in the form of
    working capital loans                         163,479                 --
                                                 --------           --------
Due to related parties                           $283,777           $153,715
                                                 ========           ========

      The convertible debentures issued to the director are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder. The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of March 31, 2003 and 2002, $20,472 and $13,572, respectively, was accrued for unpaid interest.

8.    Accrued Liabilities

      Accrued liabilities are summarized as follows:

                                            March 31, 2003    March 31, 2003
                                            --------------    --------------
Accrued salaries and payroll taxes            $     --            $167,535
Accrued interest                                38,525              34,155
Accrued audit and tax fees                      77,500             106,022
Accrued consulting                              61,500              18,000
Accrued social taxes                            63,189
Accrued other                                   26,564              20,305
                                              --------            --------
Accrued liabilities                           $267,278            $346,017
                                              ========            ========

 9.    Net Liabilities to be Sold

      On March 27, 2002, the Board of Directors approved an Asset Purchase Agreement (the "Agreement") entered into by the Company on March 14, 2002 with Famcare 2000, LLC, ("Famcare") a Nevada limited liability company. The Agreement provides for the sale of the Company's Remedent Tooth & Gumbrush business (the "Toothbrush Business") which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      In accordance with Article 210.11-02(a) of Regulation S-X, the following narrative description of the pro-forma adjustments related to the sale of the Company's Toothbrush Business is made a part of the Annual Report on Form 10-KSB. Pro-forma five-year information required by Item 301 of Regulation S-K, in the opinion of management, is not applicable as prior to April 1, 2001, the Company sole business was the Toothbrush Business. Effective April 1, 2001, the Company began operating a professional high-technology dental equipment business and during the fourth fiscal quarter of 2002, entered into the dental employee leasing business. During the fiscal years ended March 31, 2001, 2000 and 1999, which represent the entirety of the fiscal years publicly reported by the Company, the sole operating business was the Toothbrush Business.

      The preparation of pro-forma financial disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and results of operations during the reporting period. Actual results could differ from those estimates. The sale of the Company's Toothbrush Business positions the Company to operate on a going-forward basis as a developer and marketer of high-technology dental equipment.

      The transaction sold all of the assets of the Tooth & Gumbrush division as well as obligated the Buyer to be responsible for the Company's liabilities relating to the division. The business accounted for approximately $50,000 in revenues, from unit sales, for the fiscal nine months ending December 31, 2001, and approximately $440,000 for the fiscal year ended March 31, 2001.

      The following table reports pro-forma adjusted balance sheet accounts and results of operations when compared to March 31, 2002.


                            03/31/02       Pro-Forma      03/31/02
                           As Reported     Adjustment     Pro-Forma
                           -----------     ----------     ---------
Total Sales                   733,853        50,270(a)      683,583
Cost of Sales                 502,013        99,152(b)      402,861
Gross Profit                  231,840       (48,882)(c)     280,722
Operating Expenses          2,126,049        76,128(d)    2,049,921
Operating Loss             (1,894,209)     (125,010)(e)  (1,769,199)
Current Assets                395,032        25,303(f)      369,729
Total Assets                  788,044        69,065(g)      718,979
Current Liabilities         1,516,336       404,778(h)    1,111,558
Total Liabilities           1,516,336       404,778(I)    1,111,558

---------------------------
a) Elimination of revenues reported for the nine months ended December 31, 2001, that related to Toothbrush Business revenue being sold
b) Elimination of the associated cost of sales related to the sale of Tooth & Gumbrush units
c)    Effect on gross profit on a pro-forma basis
d) Elimination of associated general and administrative expenses related to the sale.
e)    Net effect of the transaction on operating results
f)    Current assets being sold are primarily inventory and accounts receivable
g) Total assets being sold are primarily inventory, accounts receivable, furniture, fixtures and equipment, and patents.
h) Current liabilities being sold are primarily accounts payable and royalties payable.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


i) Total liabilities being sold are primarily accounts payable and royalties payable.

      Net liabilities to be sold, representing the assets and liabilities of the business upon its discontinuance on December 31, 2001, are summarized as follows:


Cash                                                 $       2,092
Accounts receivable                                          7,729
Due from related parties                                     9,952
Inventory                                                    5,530
Property & equipment, net                                   14,580
Patents, net                                                25,527
Other assets                                                 3,655
Accounts payable                                          (343,198)
Accrued liabilities                                        (61,580)
                                                     --------------
Net liabilities to be sold                           $   (335,713)
                                                     ==============

10.   Line of Credit

      On February 11, 2002, Remedent N.V. entered into a (euro)1,241,000 (US$1,351,573 at March 31, 2003) Line of Credit Facility (the "Facility") with the BBL, consisting of a (euro)991,000 (US$1,079,298) accounts receivable factoring line of credit and a (euro)250,000 (US$272,275) general line of credit. The factoring line of credit, to be secured by qualifying accounts receivable, will provide the Company 75% of the amount of qualifying invoices up to the maximum credit line. For each qualifying invoice, the BBL will assume all collection duties and charge a 0.47% fee on the invoice amount for these services. Advances on this line will bear interest at a rate of prime + 2.5%. As of March 31, 2003, no amounts were outstanding on this line of credit. The general line of credit is secured by the personal assets of Guy de Vreese, the Company's Chairman, and bears interest at a rate of prime + 2.5%. As of March 31, 2003, $261,572 was outstanding under this line of credit.

11.   Notes Payable

      Since the commencement of operations, the Company has borrowed various amounts from shareholders to provide working capital and fund operations. These borrowings are in the form of unsecured convertible debentures, due on demand and bearing an interest rate of 10%. In addition, at the sole discretion of the holder, the debenture is convertible into common stock at a percentage between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. As of March 31, 2003 and 2002, $17,853 and $10,583, respectively, was accrued for unpaid interest.

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

      On September 9, 2001, the Company entered into a short-term working capital loan in the amount of $20,000. The loan matured in November 2001, with the principal and interest of $30,000 to be repaid in either cash or stock, at the Company's discretion. In May 2002, the Company negotiated for the full repayment of the principal and interest, with the issuance of 375,000 shares of common stock.

      On September 21, 2001, the Company entered into a short-term working capital loan in the amount of $100,000. The loan matured in December 2001, with the principal and interest of $150,000 to be repaid in either cash or stock, at the Company's discretion. On December 21, 2001, the Company renegotiated the terms of the loan to provide for monthly principal repayments of $11,111 commencing April 1, 2002, and the issuance of 650,000 shares of common stock for the full repayment of the interest portion of the loan. Further, in May 2002, the Company negotiated for the full repayment of the remaining balance of the principal, $77,778, subsequent to the March and April principal payments as agreed to on December 21, 2001, with the issuance of 1,400,000 shares of common stock.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Notes payable are summarized as follows:


                                                   March 31, 2003          March 31, 2002
                                                   --------------          --------------
Promissory Note at 7.25% (Prime +
   2.5%), due on demand,  principal and
   interest payable in monthly
   installments of $1,099, final
   maturity April 2005                                $ 22,971              $ 32,862

Convertible  debentures  at 10%,  due on
   demand                                               78,576                80,000

Working capital loan, due on demand                         --                20,000
Working  capital  loan,  final  maturity

   December 2001                                            --               100,000
                                                      --------              --------
Notes payable                                         $101,547              $232,862
                                                      ========              ========


12.    Income Taxes

      A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                             2003           2002
Computed tax at the federal
   statutory rate of 34%                  $(342,167)      $(667,694)
Valuation allowance                       $ 342,167       $ 667,694
                                          ---------       ---------
Provision (benefit) for income taxes      $     800       $     800
                                          =========       =========
Change in Valuation Allowance             $ 229,970       $ 633,014
                                          =========       =========

      For the period ended March 31, 2003, the Company had available approximately $3.1 million of unused net operating loss carry-forwards for federal tax and approximately $1.5 million for the State of California. These loss carry-forwards begin to expire in the year 2013 if not previously utilized. The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company's loss carryforward that will ultimately be available to offset future taxable income may be subject to annual limitations resulting from changes in the ownership of the Company's common stock.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2003 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

13. Shareholders' Deficit

   Capital Transactions

      On December 31, 2002, The Company's Remedent NV subsidiary entered into an agreement with Lausha NV, a Belgium based company owned by Guy De Vreese, the Company's President and Chairman and also with Robin List, the Company's Chief Operating Officer. Under the agreement, Remedent NV issued the following shares of common stock:

      a) 7,171 shares of Remedent NV common stock to Lausha NV in exchange for extinguishment of a (euro)285,000 note payable;

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      b) 2,145 shares of Remedent NV common stock to Robin List in exchange for extinguishment of a (euro)25,000 note payable.

      After this transaction, the Company owned 21.45% of Remedent NV. Up to June 30, 2003, the Company had a unilateral right to repurchase the shares issued to Lausha NV and Robin List at the same price that the shares were sold to these parties. If the Company exercised the option to repurchase the shares, the Company will pay interest to Lausha and List, at a rate of 7% per annum based upon outstanding value of the shares. In addition, the Company would have been required to issue 919,355 shares of common stock of the Company's Remedent Professional Holdings Inc. subsidiary to Lausha NV and 80,645 shares of the same subsidiary to Robin List. The Company's unilateral right expired on June 30, 2003.

      On January 24, 2002, the Company entered into an agreement with Kenneth J. Hegemann, an officer, for the repayment of various related party debts, including accrued payroll, interest and advances, with the issuance of common stock. $472,550 of indebtedness was fully satisfied with the issuance of 945,100 shares of common stock.

      On January 15, 2002, the Company acquired a dental employee outsourcing firm for 6,000,000 shares of the Company's common stock.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Stock Options

      On May 29, 2001, the Board of Directors adopted an Incentive and Nonstatutory Stock Option Plan (the "Plan"), reserving 5,000,000 shares underlying options for issuance under this plan. There is a restriction that no more than 1,000,000 options may be granted to any one individual or entity in any one calendar year under the plan. As of March 31, 2003, 4,620,900 options were outstanding under the Plan.

      The Plan provides for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors and consultants of the Company with exercise prices greater than or equal to the fair market value of the Company's common stock on the date of grant. The options have vesting periods ranging from issuance date to five years, have maximum terms of five years and are subject to cancellation in the event of termination of employment.

      The following table summarizes stock option activity:


                                            Options       Weighted Avg.
                                          Outstanding    Exercise Price
                                          -----------    --------------
Balance at March 31, 2002                  4,595,900             0.07
Granted                                       25,000      $      0.06
Canceled or expired                               --               --
Exercised                                         --               --
Balance at March 31, 2003                  4,620,900      $      0.07
                                           =========      ===========
Options Exercisable at March 31, 2003      4,523,633      $      0.06
                                           =========      ===========

      The following table summarizes significant option groups outstanding as of March 31, 2003 and related weighted average exercise price and remaining contractual life information as follows:


                                  Options Outstanding                         Options Exercisable
---------------------------------------------------------------------    ----------------------------
  Range of                          Weighted Avg.      Weighted Avg.
  Exercise                          Remaining          Exercise          Number        Weighted Avg.
  Prices                  Shares    Contractual Life   Price             Exercisable   Exercise Price
  ------                  ------    ----------------   -----             -----------   --------------
$0.05-$0.09               3,825,000           10.00    $    0.05         3,825,000     $    0.05
$0.10-$0.19                 550,000            9.50    $    0.12           550,000     $    0.12
$0.20-$0.26                 245,900            9.35    $    0.24           148,633     $    0.20

      Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. Had compensation cost for these plans been determined based on the fair value of the grant dates, as prescribed by SFAS No. 123, net loss and net loss per share would have been as follows:

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss:
      As reported                   $   (1,006,374)
      Pro forma                     $   (1,008,466)
Loss per share:
      As reported                   $        (0.03)
      Pro forma                     $        (0.03)

      The fair value of each option granted during the periods reported was estimated on the date of grant using the Black-Scholes option pricing model based upon the weighted average assumptions of: risk-free interest rate of 4.00%; expected volatility of 50.0%; expected life of 10 years; and an expected dividend yield of zero.

14. Common Stock Subscribed

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Segment Information

      The Company's reportable operating segments consist of professional dental products and oral hygiene products. The "Other" segment column below includes centralized services including corporate consulting, legal, accounting, investor relations and unallocated corporate payroll and interest. The chief operating decision making group for the Company's reportable operating segments is comprised of the Company's Chief Executive Officer, Chief Financial Officer, and the lead executives of each of the Company's two primary operating segments. The operating segments are managed separately as each operating segment represents a business unit with a distinctive marketing strategy, distribution method and target customer. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

      The following are segment information for the fiscal years ended March 31:


                                     2003              2002
                                 -----------       -----------
Revenues:
      Professional Dental
         Products                $ 1,964,503       $   683,583
      Dental Employee
         Outsourcing                   4,641                --
      Oral Hygiene Products               --            50,270
                                 -----------       -----------
            Total                $ 1,969,144       $   733,853
                                 ===========       ===========
Net Loss:
      Professional Dental
         Products                $  (523,704)      $  (655,754)
      Dental Employee
         Outsourcing                (359,429)          (18,890
      Oral Hygiene Products               --          (125,010)
      Other                      $  (123,241)       (1,164,152)
                                 -----------       -----------
            Total                $(1,006,374)      $(1,963,806)
                                 ===========       ===========

      The Company ships products from its operations in the US and Europe. The following are sales by its US and European locations for the fiscal years ended March 31:

                                  2003            2002
                               ----------      ----------
Revenues--United States:
      Professional Dental
         Products              $       --      $       --
      Dental Employee
         Outsourcing                   --              --
      Oral Hygiene
         Products                      --          50,270
                               ----------      ----------
            Subtotal                   --          50,270
                               ----------      ----------
Revenues--Europe:
      Professional Dental
         Products               1,964,503         683,583
      Dental Employee
         Outsourcing                4,641              --
      Oral Hygiene
         Products                      --              --
                               ----------      ----------
            Subtotal            1,969,144              --
                               ----------      ----------
            Total              $1,969,144      $  733,853
                               ==========      ==========

      The following is long-lived asset information by geographic area as of March 31, 2003:

United States                $       33,188
Europe                               10,858
                             --------------
                             $       44,046
                             ==============

16. Going Concern

      The Company has incurred substantial net losses since inception, and as of March 31, 2003 and 2002 maintained a working capital and shareholders' deficit of ($870,307) and ($1,121,304), respectively, raising substantial doubt about the Company's ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

      The plan includes the acquisition of and expansion into diversified business ventures.
      On July 1, 2001, the Company began developing, manufacturing, marketing and distributing high-technology dental equipment. The Company retained 9 additional personnel, 2 engineers and 7 operations and finance, with strong backgrounds in the business of high-technology dental equipment, and will market dental curing and whitening lamps, interoral cameras and digital X-ray systems. The Company previewed its first offering within this market at dental shows around the world in October 2001, and initiated shipments of initial units during the first quarter of 2002.

      In connection with the Company's shift in focus to high technology professional dental equipment, the Company discontinued the operations of the Toothbrush Business on December 31, 2001, and on March 14, 2002, the Company entered into an agreement to sell the business to a third party distributor. The Company felt continued dedication to this business would not be in its shareholders' best interest. Additionally, with the business generating recurring net losses and raising deficits, Company resources can be more effectively utilized within these new markets. Throughout the fiscal year ended March 31, 2002, as the Company had been experiencing significant working capital shortages, the Company had been downsizing this business in anticipation of a sale or license of these operations. As such, the volume of the business, revenues and expenses, had been significantly reduced from previous fiscal years. For the fiscal year ended March 31, 2003, as a result of the implementation of this reorganization plan, gross profits have increased significantly and operating expenses, and the resulting operating losses, have decreased substantially.

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

17. Subsequent Events (Unaudited)

      In May 2003, the Company initiated a $900,000 private placement, seeking an aggregate of 900,000 shares of convertible preferred shares at $1.00 a share.