Form 10QSB
period 2003-06-30
REMEDENT USA INC/AZ
filed 2003-08-19
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 001-15975

                               REMEDENT USA, INC.
                               ------------------
           (Name of small business issuer as specified in its charter)

     NEVADA                                      86-0837251
     -------------------------------             -----------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification Number)


    XAVIER DE COCKLAAN 42, 9831 DEURLE, BELGIUM               N/A
    -------------------------------------------               -----------
    (Address of principal executive offices)                  (Zip code)

                                011-329-321-70-80
                                -----------------
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's  common  stock  outstanding  as of August 18, 2003:
32,036,558

Transitional Small Business Disclosure Format (check one).  Yes [ ]   No [X]

                               REMEDENT USA, INC.

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 2003

     PART I - FINANCIAL INFORMATION                                         PAGE
                                                                            ----

     Item 1.  Interim Consolidated Financial Statements (Unaudited)

      Consolidated Balance Sheets as of June 30, 2003.......................  2

      Consolidated Statements of Operations
      For the Three Month Periods Ended June 30, 2003 and 2002..............  3

      Consolidated Statements of Cash Flows
      For the Three Month Periods Ended June 30, 2003 and 2002..............  4

      Consolidated Statements of Comprehensive Loss
      For the Three Month Periods Ended June 30, 2003 and 2002..............  5

      Notes to Interim Consolidated Financial Statements....................  6

     Item 2.  Management's Discussion and Analysis or Plan of Operation..... 12

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                              17
     Item 2.  Changes in Securities and Use of Proceeds..................... 17
     Item 3.  Defaults upon Senior Securities............................... 17
     Item 4.  Submission of Matters to Vote of Security Holders............. 17
     Item 5.  Other Information............................................. 17
     Item 6.  Exhibits and Reports on Form 8-K.............................. 18

       (a)  Exhibits........................................................ 18
       (b)  Reports on Form 8-K                                              18

     Signatures............................................................. 19

PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               As at June 30, 2003
                                   (Unaudited)


           ASSETS

CURRENT ASSETS
    Accounts receivable, net                                       $  290,572
    Due from related party                                            147,613
    Inventories, net                                                  183,763
    Prepaid expense                                                    37,664
                                                                   -----------
         TOTAL CURRENT ASSETS                                         659,612

Property & equipment, net                                              40,399

Other assets                                                            1,309
                                                                   -----------

         TOTAL ASSETS                                              $  701,320
                                                                   ==========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

    Bank overdraft                                                 $       24
    Line of credit                                                    228,344
    Accounts payable                                                  469,552
    Due to related parties                                            317,797
    Accrued taxes                                                     141,148
    Accrued liabilities                                               246,780
    Note payable                                                       98,850
                                                                   -----------
         TOTAL CURRENT LIABILITIES                                  1,502,495
                                                                   -----------

Commitments and contingencies

SHAREHOLDERS' DEFICIT

    Common stock (50,000,000 shares authorized, $0.001 par value;
      32,057,524 shares issued and outstanding)                        32,058
    Additional paid in capital                                      4,357,302
    Accumulated deficit                                            (5,679,166)
    Common stock subscribed (6,104,166 shares)                        438,357
    Minority interest in Remedent NV                                   47,607
    Cumulative translation adjustment                                   2,667
                                                                   -----------
          TOTAL SHAREHOLDERS' DEFICIT                                (801,175)
                                                                   -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $  701,320
                                                                   ==========


    The accompanying notes are an integral part of the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                              For the three months ended
                                            June 30, 2003    June 30, 2002
                                            -------------    -------------

NET SALES                                   $  823,276       $  495,608

COST OF SALES                                  432,017          278,741
                                               -------          -------

            GROSS PROFIT                       391,259          216,867

OPERATING EXPENSES
    Research and development                     2,604           54,521
    Sales and marketing                         28,235           14,859
    General and administrative                 337,454          285,759
    Depreciation and amortization                5,215            5,106
                                                 -----            -----

           TOTAL OPERATING EXPENSES            373,508          360,245
                                               -------          -------

INCOME (LOSS) FROM OPERATIONS                   17,751         (143,378)

OTHER INCOME (EXPENSES)
    Interest/other income                        2,229            2,738
    Interest expense                           (22,166)         (18,905)
                                               --------         --------

           TOTAL OTHER INCOME (EXPENSES)       (19,937)         (16,167)
                                               --------         --------

LOSS BEFORE INCOME TAXES                        (2,186)        (159,545)

    Income tax benefit (expense)                     -                -
                                            -----------      -----------

           NET LOSS                         $   (2,186)      $ (159,545)
                                            ===========      ===========

NET LOSS PER SHARE                          $    (0.00)      $    (0.01)
                                            ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING         32,569,702       32,569,702
                                            ===========      ===========



    The accompanying notes are an integral part of the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                  For the three months ended
                                                                 June 30, 2003  June 30, 2002
                                                                 -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $  (2,186)   $(159,545)
Adjustments to reconcile net loss to net cash
provided by operating activities:
    Depreciation and amortization                                      5,214        5,106
    Stock for services and interest                                        -        6,225

Changes in operating assets and liabilities:

       Accounts receivable                                          (104,025)    (127,943)
       Notes receivable                                               (4,251)           -
       Inventories                                                   (61,153)      26,416
       Prepaid expenses                                                2,862       11,181
       Accounts payable                                                4,645       68,831
       Accrued liabilities                                           113,150      (73,280)
       Other assets                                                     (421)       1,000
                                                                   ---------    ---------
NET CASH USED FOR OPERATING ACTIVITIES                               (46,165)    (242,009)

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of equipment                                            (1,138)           -
    Notes to related parties                                         161,037            -
                                                                   ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            159,899            -

CASH FLOWS FROM FINANCING ACTIVITIES

       Note payments                                                 (69,333)     (26,343)
    Proceeds from line of credit                                     (42,709)      87,339
    Proceeds from note payable                                       336,133            -
    Net liabilities sold                                            (335,713)           -
    Proceeds from sale of common stock                                     -       30,000
    Subscription receivable                                                -       83,430
    Payments to related parties                                            -       (5,952)
    Notes to related parties                                               -       44,597
                                                                   ---------    ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                (111,622)     213,071
                                                                   ---------    ---------

    NET INCREASE IN CASH                                               2,112      (28,938)
    Effect of exchange rate changes on cash and cash equivalents      (2,112)      (2,844)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               -       31,940
                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $       -    $    $158
                                                                   =========    =========

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



Supplemental Information:
   Interest paid                      $22,166               $8,836
      Taxes paid                 $        -             $       -



    The accompanying notes are an integral part of the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                   Three months ended June 30,

                                                        2003           2002

     Net loss                                         $ (2,186)    $ (159,545)
     Other comprehensive income (loss):
        Foreign currency translation adjustment          50,861        21,420
                                                      ---------    ------------
     Comprehensive income (loss)                      $  48,675    $ (138,125)
                                                      =========    ===========


    The accompanying notes are an integral part of these interim consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General

The accompanying unaudited interim consolidated financial statements include the accounts of Remedent USA, Inc. (incorporated in Delaware) and it's two subsidiaries, Remedent NV (a Belgian corporation) located in Ghent, Belgium, and Remedent Professional, Inc. (incorporated in California)(collectively, the "Company"). Remedent USA, Inc. is a holding company. Remedent Professional, Inc. has been dormant since inception. At June 30, 2003, Remedent USA owned 22% of Remedent NV, a manufacturer of professional dental equipment for use by dentists. Since the other shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it has "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements", The Company has consolidated the financial position and results of operations of Remedent NV. Remedent Professional Inc., a wholly owned subsidiary of Remedent USA is the United States sales organization for equipment manufactured by Remedent NV. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003.

2.  Summary of Significant Accounting Policies

Basis for Presentation

The Company's financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

All   inter-company   balances  and   transactions   have  been   eliminated  in
consolidation. Corporate administrative costs are not allocated to subsidiaries.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded. The Company recognizes revenue in accordance with Staff Accounting Bulletin 101.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of June 30, 2003, management believes there was no impairment of the Company's long-lived assets. At March 31, 2003, the Company recorded a 100% impairment loss against the goodwill recorded as part of the IMOS Acquisition (SEE NOTE 6)

Pervasiveness of Estimates

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

Accounts Receivable

The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of June 30, 2003 and March 31, 2003, the allowance for doubtful accounts was $88,527 and $90,617, respectively. The Company uses the allowance method to account for uncollectable accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

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

Common shares related to stock options and stock warrants that are antidilutive amounted to 6,844,000 and 6,894,000 for the three months ending June 30, 2003 and 2002, respectively.

Impact of New Accounting Standards

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

In April 2003 the FASB issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS 4, Reporting Gains and Losses frojm Extinguishment of Debt, and an amendment of that Statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishment of debt. These gains or losses should now be reported before extraordinary items, unless the 2 requirements for extraordinary items are met. This Statement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

3.  Due from Related Parties

On February 12, 2002, Remedent NV entered into a loan agreement for (euro) 125,000 (US$141,500 at June 30, 2003), with a company owned and operated by Guy De Vreese, the Company's Chairman. The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert ("BBL") for amounts up to (euro) 250,000 (US$283,000 at June 30, 2003) (see Note 7). Due to the insufficient assets maintained by the Company as of inception date of the line of credit, the BBL imposed two requirements for the extension of credit;
(1) Mr. De Vreese personally guarantee the line of credit, and (2) another company owned by Mr. De Vreese was required to repay its existing line of credit in full. As such, the loan received was utilized to repay the other company's existing line of credit. Repayment of the loan will occur upon the Company's ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

4.  Inventories

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                                     June            March
                                                   30, 2003         31, 2003
                                                 -----------       ----------

         Raw Materials                           $  175,794        $  88,717
         Finished Goods                              16,459           36,281

         Less: Inventory reserve                     (8,490)          (8,168)
                                                 -----------       ----------
         Inventories, net                        $  183,763        $ 116,830
                                                 ==========        ==========

5.  Property and Equipment

Property and equipment are summarized as follows
                                                     June            March
                                                   30, 2003         31, 2003
                                                 -----------       ----------

Tooling                                          $   49,782        $  49,782
Furniture and fixtures                               18,166           16,361
Less accumulated depreciation                       (27,549)         (22,097)
                                                 -----------       ----------
Property and equipment, net                       $  40,399        $  44,046
                                                 ==========        ==========

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

On January 1, 2002, the Company adopted SFAS 142 and has ceased amortization of goodwill, which is deemed to have an indefinite life. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment. SFAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142, management annually assesses the present value of the projected cash flows of the acquired business.

As of the year ended March 31, 2003, management deemed the IMDS Goodwill to be fully impaired, as the dental outsourcing company is now dormant. The Company recorded a 100% impairment reserve at March 31, 2003.

7.  Line of Credit

On February 11, 2002, Remedent N.V. entered into a (euro)1,241,000 (US$1,404,812 at June 30, 2003) Line of Credit Facility (the "Facility") with the BBL, consisting of a (euro)991,000 (US$1,121,812) accounts receivable factoring line of credit and a (euro)250,000 (US$283,000) general line of credit. The factoring line of credit, to be secured by qualifying accounts receivable, will provide the Company 75% of the amount of qualifying invoices up to the maximum credit line. For each qualifying invoice, the BBL will assume all collection duties and charge a 0.47% fee on the invoice amount for these services. Advances on this line will bear interest at a rate of prime + 2.5% (6.5% at June 30, 2003). As of June 30, 2003, no amounts were outstanding on this line of credit. The general line of credit is secured by the personal assets of Guy de Vreese, the Company's Chairman. As of June 30, 2003, $228,344 was outstanding under this line of credit.

8.       Due to Related Parties

                                                    June              March
                                                  30, 2003          31, 2003
                                                  ----------       ----------
Borrowings from a former director in the form of
  convertible debentures.                         $   69,002       $   69,002
Borrowings from employees in the form
  of working capital loans.                           58,958           51,296
Borrowings in the form of working capital loans.     189,837          163,479
                                                  ----------       ----------

Due to related parties                            $  317,797       $  283,777
                                                  ==========       ==========


The convertible debentures issued to the former director are due on demand, bearing interest at 10% per annum, and are convertible into common stock at the sole discretion of the holder at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of June 30, 2003 and March 31, 2003, $22,197 and $20,472, respectively, were accrued for unpaid interest.

9.  Capital Transactions

On May 16, 2003, the Company completed the sale of the toothbrush division with the issuance of 750,000 shares of common stock.

Also on June 30, 2003, the Company issued 420,966 shares of common stock in settlement of consulting fees in the amount of $21,048.

10.  Segment Information

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


The following is segment information for the three months ended June 20, 2003 and 2002:

                                    2003          2002
                                  ---------    ---------
Revenues:
   Professional Dental Products   $ 823,276    $ 494,299
   Dental Employee Outsourcing            -        1,309
                                  ---------    ---------
   Total                          $ 823,276    $ 495,608
                                  =========    =========
Net Loss:
   Professional Dental Products   $  21,004    $ (43,046)
   Dental Employee Outsourcing            -      (32,761)
   Other                            (23,190)     (83,738)
                                  ---------    ---------
Total                             $  (2,186)   $(159,545)
                                  =========    =========

The Company ships products from its operations in Europe. The Company has generated no material revenue in the United States. The following are sales by its European locations for the three months ended June 30, 2003 and 2002:

                                    2003          2002
                                  ---------    ---------
Revenues - Europe:
   Professional Dental Products   $823,276     $494,299
   Dental Employee Outsourcing    $      -     $  1,309
                                  ---------    ---------
  Total                           $823,276     $495,608
                                  =========    =========

                                  $823,276     $495,608
                                  =========    =========

The following is long-lived asset information by geographic area as of June 30, 2003:

United States                                        $  29,040
Europe                                                  11,359
                                                     ---------

                                                     $  40,399
                                                     =========

11. Going Concern

The Company has incurred substantial net losses since inception, and as of June 30, 2003, maintained a working capital and shareholders' deficit of $(842,883) and $(801,175), respectively, raising substantial doubt about the Company's ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

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


In connection with the Company's shift in focus to high technology professional dental equipment, the Company discontinued the operations of the Toothbrush Business on December 31, 2001, and on March 14, 2002, the Company entered into an agreement to sell the business to a third party distributor. The Company felt continued dedication to this business would not be in its shareholders' best interest. Additionally, with the business generating recurring net losses and raising deficits, Company resources can be more effectively utilized within these new markets. Throughout the fiscal year ended March 31, 2002, as the Company had been experiencing significant working capital shortages, the Company had been downsizing this business in anticipation of a sale or license of these operations. As such, the volume of the business, revenues and expenses, had been significantly reduced from previous fiscal years. For the fiscal year ended
March 31, 2003, and for the quarter ended June 30, 2003, as a result of the implementation of this reorganization plan, gross profits increased significantly and operating expenses, and the resulting operating losses, have decreased substantially.

Upon the completion of its reorganization plan, the Company's objective is to become a leading developer and manufacturer of high-technology dental equipment.

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

12. Subsequent Events

    In May 2003, the Company initiated a $900,000 private placement, seeking an aggregate of 900,000 shares of convertible preferred shares at $1.00 a share. To date, no funds have yet been raised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion and financial statements contained herein are as of June 30, 2003 and for the fiscal quarters ended June 30, 2003 and 2002. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

The Company develops, markets and distributes high-technology dental equipment for sale within the professional dental market.

THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

For the fiscal quarter ended June 30, 2003, net sales increased by $327,668, or 66%, from $495,608 in 2002 to $823,276 in 2003. This increase is substantially the result of dental equipment sales in our European subsidiary. As the Company has broadened its presence within the professional dental equipment market, our European subsidiary has improved sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories, repair services, and whitening products used with the curing lights. This is consistent with our reorganization plan, as we reposition assets and resources to the European professional dental equipment market.

Cost of goods sold increased by $153,276, or 55%, for the fiscal quarter ended June 30, 2003 over the comparable quarter ended June 30, 2002. This represents a corresponding increase to the increase in sales during the current fiscal quarter. Cost of goods sold as a percentage of sales decreased 3%, from 56% for the quarter ended June 30, 2002 to 53% for the current quarter.

Gross profit increased by $174,392 for the fiscal quarter ended June 30, 2003 over the comparable quarter ended June 30, 2002. Gross profit as a percentage of sales increased 4% to 48% for the fiscal quarter ended June 30, 2003 from 44% for the comparable quarter ended June 30, 2002. The increase is the result of our focus on sales of the RemeCure curing light which is manufactured in-house at a lower cost than the previously outsourced product, coupled with a substantial increase in the sales of the higher-margin whitening products used with the curing lights.

Research and development expenses decreased $51,917, or 95%, for the quarter ended June 30, 2003 over the comparable fiscal quarter in the prior year, due primarily to the research and development costs incurred during the start-up phase of the Company's high-technology dental equipment segment in the prior fiscal period. The Company's focus during the current fiscal period has been on the sales of the RemeCure. We expect we will invest in research and development in future periods as we develop other products for the dental equipment markets.

Sales and marketing costs for the quarters ended June 30, 2003 and 2002 were $28,235 and $14,859, respectively, representing an increase of $13,376, or 90%. However, as a percentage of net sales, sales and marketing costs remained constant. We have shifted our business focus into the professional dental equipment market which allows for less capital-intensive sale of units to large distributors. This marketing and distribution method allows for significantly less marketing and provides more predictable revenue flow.

General and administrative costs for the first quarter of 2003 and 2002 were $337,454 and $285,759, respectively, representing an increase of $51,695 or 18%. As a percentage of net sales, general and administrative costs decreased from 58% to 41%. This decrease is a result of the Company's focused efforts to internally reorganize in order to use cash more effectively. The Encino, California office was closed, and the two employees of that office were laid off.

Net interest expense increased by $3,261, or 17%, during the fiscal quarter ended June 30, 2003 over the comparable quarter ended June 30, 2002. The increase in interest expense was largely due to the interest incurred on the increased balance of related party loans.

Inflation has not had a material effect on our revenue and income from continuing operations in the past two years. We do not expect inflation to have a material future effect.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2003, our current liabilities exceeded our current assets by $842,883. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued existence. In addition, cash flow and liquidity is contingent upon the success of our restructuring plan. The inability to continue to develop and market high-technology dental equipment will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

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

In February 2002, we entered into a line of credit facility with the Bank Brussels Lambert ("BBL") consisting of an accounts receivable factoring line for
(euro)991,000  (US$1,121,812  at June 30, 2003) and a general line of credit for
(euro)250,000  (US$283,000 at June 30, 2003).  As of June 30, 2003, we had drawn
US$228,344 from this facility.

During the fiscal year ended March 31, 2002, we received advances of $150,799 from officers and directors in the form of working capital loans. These loans bear no interest and are due upon demand. We repaid $11,314 of these advances with cash and settled $88,308 of these advances with the issuance of common stock valued at $0.50 a share.

On December 11, 1998, Remedent received a $50,000 line of credit from Union Bank of Arizona. We have drawn upon the full amount. The interest rate was 10.25% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,971 was converted to a five-year loan with an interest rate of prime + 2.5% (6.5% at June 30, 2003), monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest. As of June 30, 2003, the balance due on this loan was $20,273.

During the fiscal year ended March 31, 2001, the Company borrowed $149,002 from shareholders and a director in the form of convertible debentures. These debentures are unsecured, due on demand and bear interest at 10% per annum. In addition, at the sole discretion of the holder, they can be converted to stock at 37.5% of the average trading price 30 days prior to maturity.

We expect to continue to experience negative cash flow possibly through the end of the current calendar year, and may continue to do so thereafter while we attempt to increase development and marketing of our products. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of June 30, 2003, we had a working capital deficit totaling $842,883 and a shareholders deficit of $801,175.

For the quarter ending June 30, 2003, liabilities totaled $1,502,495 compared to $1,702,643 for the year ending March 31, 2003, which represents a decrease for the quarter of $200,148, or 12%. This decrease in liabilities is largely attributable to the liquidation of the net liabilities of the toothbrush business ($335,713) in exchange for the issuance of 750,000 shares of the Company's common stock, offset by increases in our trade accounts payable, related party debt and accrued liabilities.

Frequently we have been unable to make timely payments to our trade vendors and service suppliers. As of June 30, 2003, we had past due payables in the amount of $274,018. This is due primarily to our inability to generate sufficient revenue from operations to fund our ongoing operations. We continue to utilize funds raised from sales of equity instruments to fund current operations. Deferred payment terms have been negotiated with most vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.

For the quarters ended June 30, 2003 and 2002, net cash used for operating activities was $46,165 and $242,009, respectively. As of June 30, 2003, we had a working capital deficiency of $842,883, a marked improvement over the working capital deficiency of $1,231,809 at March 31, 2003.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "plan," "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this filing, for the reasons, among others, described within the various sections. You should read the filing carefully, and should not place undue reliance on any forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events.

QUARTERLY TRENDS

We do not anticipate significant "seasonal" changes in our operations. Our product is a high technology dental curing light that dental practitioners use in their daily practice for patient treatments and as such, we predict that although sales may increase over the year, sales will not be affected by quarterly trends.

ITEM 3.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2003, we issued 637,916 shares of common stock in repayment of $84,406 in accrued expenses, 1,810,000 shares of common stock for full settlement of $107,778 in notes payable and $10,000 in accrued interest, and 125,000 shares of common stock for the repayment of $10,000 in accounts payable indebtedness. These issuances were made by us in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

                                    REMEDENT USA, INC.


Dated: August 18, 2003               /S/ ROBIN LIST
                                   --------------------------------------------
                                   By:      Robin List
                                   Its:     Chief Executive Officer
                                            (Principal Executive Officer)

Dated: August 18, 2003               /S/ STEPHEN F. ROSS
                                   --------------------------------------------
                                   By:      Stephen F. Ross

                                   Its:     Chief  Financial  Officer
                                            (Principal Financial Officer
                                             and Principal Accounting Officer)