Form 10QSB
period 2003-09-30
REMEDENT USA INC/AZ
filed 2003-11-19
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 001-15975

                               REMEDENT USA, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

     NEVADA                                     86-0837251
     ------------------------------             ----------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification Number)


XAVIER DE COCKLAAN 42, 9831 DEURLE, BELGIUM     N/A
-------------------------------------------     --------------
(Address of principal executive offices)        (Zip code)

                                011-32475-47-0800
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's  common stock  outstanding as of November 18, 2003:
32,036,558.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                               REMEDENT USA, INC.

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2003

PART I - FINANCIAL INFORMATION PAGE

Item 1.  Interim Consolidated Financial Statements (Unaudited)

      Consolidated Balance Sheets as of September 30, 2003...........................................  1

      Consolidated Statements of Operations
      For the Six Month Periods Ended September 30, 2003 and 2002....................................  2

      Consolidated Statements of Cash Flows
      For the Six Month Periods Ended September 30, 2003 and 2002....................................  3

      Consolidated Statements of Comprehensive Loss
      For the Six Month Periods Ended September 30, 2003 and 2002....................................  5

      Notes to Interim Consolidated Financial Statements.............................................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation................................... 17

Item 3.  Controls and Procedures .................................................................... 21

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ..................................................................... 22
     Item 2.  Changes in Securities and Use of Proceeds.............................................. 22
     Item 3.  Defaults upon Senior Securities........................................................ 22
     Item 4.  Submission of Matters to Vote of Security Holders...................................... 22
     Item 5.  Other Information...................................................................... 22
     Item 6.  Exhibits and Reports on Form 8-K....................................................... 22

       (a)  Exhibits................................................................................. 22
       (b)  Reports on Form 8-K ..................................................................... 22

     Signatures...................................................................................... 23

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS
   Accounts receivable, net                                                     $       485,697
   Due from related party                                                               152,998
   Inventories, net                                                                     252,627
   Prepaid expense                                                                      268,585
                                                                                ---------------

          TOTAL CURRENT ASSETS                                                        1,159,907

PROPERTY AND EQUIPMENT, NET                                                              39,717

OTHER ASSETS                                                                                887
                                                                                ---------------
          TOTAL ASSETS                                                          $     1,200,511
                                                                                ===============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                               $            24
   Line of credit                                                                       255,757
   Accounts payable                                                                     617,996
   Due to related parties                                                               762,018
   Accrued liabilities                                                                  331,272
   Note payable                                                                          93,850
                                                                                ---------------

          TOTAL CURRENT LIABILITIES                                                   2,060,917
                                                                                ---------------

SHAREHOLDERS' DEFICIT
   Common stock (50,000,000 shares authorized, $0.001 par value;
     32,036,558 shares issued and outstanding)                                           32,037
   Additional paid-in capital                                                         4,855,555
   Accumulated deficit                                                              ( 5,746,296)
   Common stock subscribed (7,310,416 shares)                                             7,311
   Minority interest in Remedent NV                                                           0
   Cumulative translation adjustment                                                    ( 9,013)
                                                                                ---------------

          TOTAL SHAREHOLDERS' DEFICIT                                                 ( 860,406)
                                                                                ---------------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $     1,200,511
                                                                                ===============

    The Accompanying Notes Are an Integral Part of The Financial Statements.



                                              REMEDENT USA, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                          (UNAUDITED)


                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                      ----------------------------------    ----------------------------------
                                                            2003               2002              2003               2002
                                                      ----------------   ---------------    ---------------   ----------------
NET SALES                                             $        666,176   $      312,417     $     1,489,452   $        808,025

COST OF SALES                                                  325,290          164,039             757,307            442,780
                                                      ----------------   --------------     ---------------   ----------------

GROSS PROFIT                                                   340,886          148,378             732,145            365,245

OPERATING EXPENSES
   Research and development                                     14,152           18,843              16,756             73,364
   Sales and marketing                                          29,562           14,656              57,797             29,515
   General and administrative                                  332,201          356,217             669,655            641,976
   Depreciation and amortization                                 5,282            5,118              10,497             10,224
                                                      ----------------   --------------     ---------------   ----------------

         TOTAL OPERATING
             EXPENSES                                          381,197          394,834             754,705            755,079
                                                      ----------------   --------------     ---------------   ----------------

LOSS FROM OPERATIONS                                           (40,311)        (246,456)            (22,560)          (389,834)

OTHER INCOME (EXPENSES)
   Interest/other income                                             0           16,035               2,229             18,773
   Interest expense                                            (26,818)         (11,896)            (48,984)           (30,801)
                                                      ----------------   --------------     ---------------   ----------------

         TOTAL OTHER
          INCOME (EXPENSES)                                    (26,818)           4,139             (46,755)           (12,028)

LOSS BEFORE INCOME TAXES                                       (67,129)        (242,317)            (69,315)          (401,862)

INCOME TAX BENEFIT (EXPENSE)                                         0                0                   0                  0
                                                      ----------------   --------------     ---------------   ----------------
NET LOSS                                              $        (67,129)  $     (242,317)    $       (69,315)  $       (401,862)
                                                      ================   ==============     ===============   ================

LOSS PER SHARE                                        $          (0.00)  $       (0.01)     $        (0.00)   $        (0.01)
                                                      ================   =============      ==============    ================

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                            32,569,702       35,865,724          32,569,702         34,232,437
                                                      ================   ==============     ===============   ================



                           The Accompanying Notes Are an Integral Part of The Financial Statements.


                                              REMEDENT USA, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                     FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                          (UNAUDITED)


                                                                               2003                  2002
                                                                         ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                            $       (69,315)      $      (401,862)
   Adjustments to reconcile net cash provided
     by operating activities:
          Depreciation and amortization                                           10,518                10,224
          Stock for services and interest                                              0                 6,225
   Changes in operating assets and liabilities:
     Accounts receivable                                                       ( 283,493)               33,405
     Notes receivable                                                             (4,333)                    0
     Inventories                                                               ( 238,716)               (2,392)
     Prepaid expenses                                                          ( 102,004)               17,099
     Accounts payable                                                            135,384              (112,807)
     Accrued liabilities                                                          51,249                 5,005
     Other assets                                                                      1                 2,499
                                                                         ---------------       ---------------

        NET CASH (USED) BY
           OPERATING ACTIVITIES                                                 (500,709)             (442,604)
                                                                         ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                         (5,236)                    0
   Notes to related parties                                                      227,502                69,348
                                                                         ---------------       ---------------

        NET CASH PROVIDED BY
            INVESTING ACTIVITIES                                                 222,266                69,348
                                                                         ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                                     10                     0
   Note payments                                                                 282,725               (26,343)
   Proceeds from line of credit                                                  (25,130)               38,851
   Proceeds from note payable                                                    335,712                     0
   Net liabilities sold                                                         (335,713)                    0
   Proceeds from sale of common stock                                                  0               260,000
   Subscription receivable                                                             0                83,430
   Payments to related parties                                                         0                (5,952)
                                                                         ---------------       ---------------

        NET CASH PROVIDED BY
            FINANCING ACTIVITIES                                                 257,604               349,986
                                                                         ---------------       ---------------





                          The Accompanying Notes Are an Integral Part of The Financial Statements

                       REMEDENT USA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                              2003                   2002
                                         ---------------       ---------------
NET (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          (20,839)              (23,270)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                    20,839                (8,670)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                   0                31,940
                                         ---------------       ---------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                           $             0       $             0
                                         ===============       ===============


SUPPLEMENTAL NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

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

  Supplemental Information:
     Interest paid                      $     22,166         $    15,039
     Taxes                              $          0         $         0






     The Accompanying Notes Are an Integral Part of The Financial Statements



                                        REMEDENT USA, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                           FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                    (UNAUDITED)



                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                           -----------------------------------    ----------------------------------
                                                  2003               2002              2003               2002
                                           -----------------   ---------------    ---------------   ----------------
NET (LOSS)                                 $        (67,129)   $     (242,317)    $      (69,315)   $      (401,862)

OTHER COMPREHENSIVE
  INCOME (LOSS):
     Foreign currency translation
       adjustment                                   (11,680)           (6,374)            39,181             15,046
                                            ----------------  ---------------     ---------------  -----------------


COMPREHENSIVE LOSS                          $       (78,809)  $      (248,691)    $      (30,134)  $       (386,816)
                                            ================  ===============     ===============  =================





                      The Accompanying Notes Are an Integral Part of The Financial Statements


                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1   GENERAL

         The accompanying unaudited interim consolidated financial statements include the accounts of Remedent USA, Inc. (incorporated in Delaware) and its two subsidiaries, Remedent NV (a Belgian corporation) located in Ghent, Belgium, and Remedent Professional, Inc. (incorporated in California)(collectively, the "Company"). Remedent USA, Inc. is a holding company. Remedent Professional, Inc. has been dormant since inception. At September 30, 2003, Remedent USA owned 22% of Remedent NV, a manufacturer of professional dental equipment for use by dentists. Since the other shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it has "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements," The Company has consolidated the financial position and results of operations of Remedent NV. Remedent Professional Inc., a wholly owned subsidiary of Remedent USA, is the United States sales organization for equipment manufactured by Remedent NV. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of September 30, 2003, management believes there was no impairment of the Company's long-lived assets.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTS RECEIVABLE

         The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of September 30, 2003 and March 31, 2003, the allowance for doubtful accounts was $85,890 and $90,617, respectively. The Company uses the allowance method to account for uncollectable accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

         COMPUTATION OF EARNINGS PER SHARE

         Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share attributable to common stockholders assuming dilution is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive. Common shares related to stock options and stock warrants that are antidilutive amounted to 6,844,000 and 7,469,000 for the six months ending September 30, 2003 and 2002, respectively.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these consolidated financial statements and accompanying footnotes.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this Statement on July 1, 2003. The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

         In April 2003, the FASB issued 145  "Rescission of FASB  Statements No.
         4, 44, and 64, Amendment of FASB Statement NO. 13, and Technical Corrections." This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishment of debt. These gains or losses should now be reported before extraordinary items, unless the two requirements for extraordinary items are met. This statement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

         The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented t hat does not meet the criteria in Opinion 30 for classification as an extraordinary shall be reclassified. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

NOTE 3   DUE FROM RELATED PARTIES

         On February 12, 2002,  Remedent NV entered  into a loan  agreement  for
         (euro) 125,000 (US $144,963 at September 30, 2003), with a company owned and operated by Guy De Vreese, the Company's Chairman. The agreement was entered into in connection with a line of credit established with the Bank Brussels Lambert ("BBL") for amounts up to
         (euro) 250,000  (US$289,925 at September 30, 2003) (see Note 7). Due to
         the insufficient assets maintained by the Company as of inception date of the line of credit, the BBL imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) another company owned by Mr. De Vreese was required to repay its existing line of credit in full. As such, the loan received was utilized to repay the other company's existing line of credit. Repayment of the loan will occur upon the Company's ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

NOTE 4   INVENTORIES

         Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 4   INVENTORIES (CONTINUED)

                                               SEPTEMBER 30,       MARCH 31,
                                                   2003              2003
                                              -------------       -----------
         Raw materials                        $     241,107       $    88,717
         Finished goods                              20,320            36,281

         Less: Inventory reserve                     (8,800)           (8,168)
                                              -------------       -----------
         Inventories, net                     $     252,627       $   116,830
                                              =============       ===========

NOTE 5   PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                              SEPTEMBER 30,       MARCH   31,
                                                   2003               2003
                                              -------------       -----------
         Tooling                              $      49,782       $    49,782
         Furniture and fixtures                      23,057            16,361
         Less accumulated depreciation              (33,122)          (22,097)
                                              -------------       -----------
         Property and equipment, net          $      39,717       $    44,046
                                              =============       ===========

NOTE 6   GOODWILL

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



NOTE 6   GOODWILL (CONTINUED)

         As of the year ended March 31, 2003, management deemed the IMDS Goodwill to be fully impaired, as the dental outsourcing company is now dormant. The Company recorded a 100% impairment reserve at March 31, 2003.


NOTE 7   LINE OF CREDIT

         On February 11, 2002, Remedent N.V. entered into a (euro) 1,241,000 (US $1,439,188 at September 30, 2003) Line of Credit Facility (the "Facility") with the BBL, consisting of a (euro) 991,000 (US $1,149,263) accounts receivable factoring line of credit and a (euro) 250,000 (US $289,925) general line of credit. The factoring line of credit, to be secured by qualifying accounts receivable, will provide the Company 75% of the amount of qualifying invoices up to the maximum credit line. For each qualifying invoice, the BBL will assume all collection duties and charge a 0.47% fee on the invoice amount for these services. Advances on this line will bear interest at a rate of prime + 2.5% (7.75% at September 30, 2003). As of September 30, 2003, no amounts were outstanding on this line of credit. The general line of credit is secured by the personal assets of Guy de Vreese, the Company's Chairman. As of September 30, 2003, $255,757 was outstanding under this line of credit.

NOTE 8   DUE TO RELATED PARTIES

                                              SEPTEMBER 30,       MARCH 31,
                                                   2003              2003
                                              -------------       -----------

         Borrowings from a former
          director in the form of
          convertible debentures              $      69,002       $    69,002

         Borrowings from employees
          in the form of working
          capital loans                              58,958            51,296

         Borrowings in the form of
          working capital loans                     634,058           163,479
                                              -------------       -----------


         Due to related parties               $     762,018       $   283,777
                                              =============       ===========

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 8   DUE TO RELATED PARTIES (CONTINUED)

         The convertible debentures issued to the former director are due on demand, bearing interest at 10% per annum, and are convertible into common stock at the sole discretion of the holder at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of September 30, 2003 and March 31, 2003, $46,785 and $20,472, respectively, were accrued for unpaid interest.

NOTE 9   CAPITAL TRANSACTIONS

         On May 16, 2003, the Company completed the sale of the toothbrush division with the issuance of 750,000 shares of common stock.

         Also on June 30, 2003, the Company issued 420,966 shares of common stock in settlement of consulting fees in the amount of $21,048.

NOTE 10  SEGMENT INFORMATION

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 10  SEGMENT INFORMATION (CONTINUED)

         The following is segment information for the six months ended September 30, 2003 and 2002:



                                                   2003               2002
                                              -------------       -----------
         Revenues:
            Professional dental products      $   1,479,438       $   803,384
            Dental employee outsourcing                   0             4,641
            Other                                    10,014                 0
                                              -------------       -----------

                     Total                    $   1,489,452       $   808,025
                                              =============       ===========
               Net Loss:
            Professional dental products      $     (12,293)      $  (194,192)
            Dental employee outsourcing                   0           (29,429)
            Other                                   (57,022)         (178,241)
                                              -------------       -----------

                     Total                    $    ( 69,315)      $ ( 401,862)
                                              =============       ===========

         The Company ships products from its operations in Europe. The Company has generated no material revenue in the United States. The following are sales by its European locations for the six months ended September 30, 2003 and 2002:

                                                   2003               2002
                                              -------------       -----------
         Revenues - Europe:
           Professional dental products       $   1,479,438       $   803,384
           Dental employee outsourcing                    0             4,641
           Others                                    10,014                 0
                                              -------------       -----------

                              Total           $   1,489,452       $   808,025
                                              =============       ===========

         The following is long-lived asset information by geographic area as of September 30, 2003:

           United States                      $      24,891
           Europe                                    14,826
                                              -------------

                                              $      39,717
                                              =============

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 11  GOING CONCERN

         The Company has incurred substantial net losses since inception, and as of September 30, 2003, maintained a working capital and shareholders' deficit of $(901,010) and $(860,406), respectively, raising substantial doubt about the Company's ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 11  GOING CONCERN (CONTINUED)

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


NOTE 12  SALE OF PREFERRED STOCK

         In May 2003, the Company initiated a $900,000 private placement, seeking to sell an aggregate of 900,000 shares of convertible preferred shares at $1.00 a share. To date, no funds have yet been raised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are as of September 30, 2003 and for the six months and three months fiscal quarters ended September 30, 2003 and 2002. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

The Company develops, markets and distributes high-technology dental equipment for sale within the professional dental market.

SIX MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

For the six months ended September 30, 2003, net sales increased by $681,427, or 84%, from $808,025 in 2002 to $1,489,452 in 2003. This increase is substantially the result of dental equipment sales in our European subsidiary. As the Company has broadened its presence within the professional dental equipment market, our European subsidiary has improved sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories, repair services, whitening products used with the curing lights, and home whitening products. This is consistent with our reorganization plan, as we reposition assets and resources to the European professional dental equipment market.

Cost of goods sold increased by $314,527, or 71%, for the six months ended September 30, 2003 over the comparable six month period ended September 30, 2002. This represents a corresponding increase to the increase in sales during the current fiscal period. Cost of goods sold as a percentage of sales decreased 4%, from 55% for the six months ended September 30, 2002 to 51% for the six month period ended September 30, 2003.

Gross profit increased by $366,900 for the six months ended September 30, 2003 over the comparable period ended September 30, 2002. Gross profit as a percentage of sales increased 4% to 49% for the six months ended September 30, 2003 from 45% for the comparable period ended September 30, 2002. The increase is the result of our focus on sales of the RemeCure curing light which is manufactured in-house at a lower cost than the previously outsourced product, coupled with a substantial increase in the sales of the higher-margin whitening products used with the curing lights.

Research and development expenses decreased $56,608, or 77%, for the six months ended September 30, 2003 over the comparable period in the prior year, due primarily to the research and development costs incurred during the start-up phase of the Company's high-technology dental equipment segment in the prior fiscal period. The Company's focus during the current fiscal period has been on the sales of the RemeCure. We expect we will invest in research and development in future periods as we develop other products for the dental equipment markets.

Sales and marketing costs for the six months ended September 30, 2003 and 2002 were $57,797 and $29,515, respectively, representing an increase of $28,282, or 96%. However, as a percentage of net sales, sales and marketing costs remained constant. We have shifted our business focus into the professional dental equipment market which allows for less capital-intensive sale of units to large distributors. This marketing and distribution method allows for significantly less marketing and provides more predictable revenue flow.

General and administrative costs for the six months ended September 30, 2003 and 2002 were $669,655 and $641,976, respectively, representing an increase of $27,679 or 4%. As a percentage of net sales, general and administrative costs decreased from 79% to 45%. This decrease is a result of the Company's focused efforts to internally reorganize in order to use cash more effectively. The Encino, California office was closed, and the two employees of that office were laid off.

Net interest expense increased by $18,183, or 59%, during the six months ended September 30, 2003 over the comparable period ended September 30, 2002. The increase in interest expense was largely due to the interest incurred on the increased balance of related party loans.

Inflation has not had a material effect on our revenue and income from continuing operations in the past two years. We do not expect inflation to have a material future effect.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

For the three months ended September 30, 2003, net sales increased by $353,759, or 113%, from $312,417 in 2002 to $666,176 in 2003. This increase is substantially the result of dental equipment sales in our European subsidiary. As the Company has broadened its presence within the professional dental equipment market, our European subsidiary has improved sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories, repair services, whitening products used with the curing lights, and home whitening products. This is consistent with our reorganization plan, as we reposition assets and resources to the European professional dental equipment market.

Cost of goods sold increased by $161,251, or 98%, for the three months ended September 30, 2003 over the comparable three month period ended September 30, 2002. This represents a corresponding increase to the increase in sales during the current fiscal period. Cost of goods sold as a percentage of sales decreased 4%, from 55% for the three months ended September 30, 2002 to 49% for the three month period ended September 30, 2003.

Gross profit increased by $192,508 for the three months ended September 30, 2003 over the comparable period ended September 30, 2002. Gross profit as a percentage of sales increased 4% to 51% for the three months ended September 30, 2003 from 47% for the comparable period ended September 30, 2002. The increase is the result of our focus on sales of the RemeCure curing light which is manufactured in-house at a lower cost than the previously outsourced product, coupled with a substantial increase in the sales of the higher-margin whitening products used with the curing lights.

Research and development expenses decreased $4,691, or 25%, for the three months ended September 30, 2003 over the comparable period in the prior year, due primarily to the research and development costs incurred during the start-up phase of the Company's high-technology dental equipment segment in the prior fiscal period. The Company's focus during the current fiscal period has been on the sales of the RemeCure. We expect we will invest in research and development in future periods as we develop other products for the dental equipment markets.

Sales and marketing costs for the three months ended September 30, 2003 and 2002 were $29,562 and $14,656, respectively, representing an increase of $14,906, or 108%. However, as a percentage of net sales, sales and marketing costs remained constant. We have shifted our business focus into the professional dental equipment market which allows for less capital-intensive sale of units to large distributors. This marketing and distribution method allows for significantly less marketing and provides more predictable revenue flow.

General and administrative costs for the three months ended September 30, 2003 and 2002 were $332,201 and $356,217, respectively, representing a decrease of $24,016 or 7%. As a percentage of net sales, general and administrative costs decreased from 114% to 50%. This decrease is a result of the Company's focused efforts to internally reorganize in order to use cash more effectively. The Encino, California office was closed, and the two employees of that office were laid off.

Net interest expense increased by $14,922, or 125%, during the three months ended September 30, 2003 over the comparable period ended September 30, 2002. The increase in interest expense was largely due to the interest incurred on the increased balance of related party loans.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2003, our current liabilities exceeded our current assets by $901,010. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued existence. In addition, cash flow and liquidity is contingent upon the success of our restructuring plan. The inability to continue to develop and market high-technology dental equipment will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

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

In February 2002, we entered into a line of credit facility with the Bank Brussels Lambert ("BBL") consisting of an accounts receivable factoring line for
(euro)350,000 (US$410,655 at September 30, 2003) and a general line of credit for (euro)250,000 (US$293,325 at September 30, 2003). As of September 30, 2003,
we had drawn US$255,757 from this facility.

During the fiscal year ended March 31, 2002, we received advances of $150,799 from officers and directors in the form of working capital loans. These loans bear no interest and are due upon demand. We repaid $11,314 of these advances with cash and settled $88,308 of these advances with the issuance of common stock valued at $0.50 a share.

On December 11, 1998, Remedent received a $50,000 line of credit from Union Bank of Arizona. We have drawn upon the full amount. The interest rate was 10.25% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,971 was converted to a five-year loan with an interest rate of prime + 2.5% (6.5% at September 30, 2003), monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest. As of September 30, 2003, the balance due on this loan was $20,273.

During the fiscal year ended March 31, 2001, the Company borrowed $149,002 from shareholders and a director in the form of convertible debentures. These debentures are unsecured, due on demand and bear interest at 10% per annum. In addition, at the sole discretion of the holder, they can be converted to stock at 37.5% of the average trading price 30 days prior to maturity.

We expect to continue to experience negative cash flow possibly through the end of the current calendar year, and may continue to do so thereafter while we attempt to increase development and marketing of our products. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of September 30, 2003, we had a working capital deficit totaling $901,010 and a shareholders deficit of $860,406.

For the six months ending September 30, 2003, liabilities totaled $2,060,893 compared to $1,702,643 for the year ending March 31, 2003 which represents an increase for the period of $358,250, or 21%. This increase in liabilities is largely attributable to the liquidation of the net liabilities of the toothbrush business ($335,713) in exchange for the issuance of 750,000 shares of the Company's common stock, offset by increases in our trade accounts payable, related party debt and accrued liabilities.

Frequently we have been unable to make timely payments to our trade vendors and service suppliers. As of September 30, 2003, we had past due payables in the amount of $257,433. This is due primarily to our inability to generate sufficient revenue from operations to fund our ongoing operations. We continue to utilize funds raised from sales of equity instruments to fund current operations. Deferred payment terms have been negotiated with most vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.

For the six months ended September 30, 2003 and 2002, net cash used for operating activities was $500,709 and $442,604, respectively. As of September 30, 2003, we had a working capital deficiency of $901,010, a marked improvement over the working capital deficiency of $1,231,809 at March 31, 2003.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the six months ended September 30, 2003, we issued 1,150,000 shares of common stock: 750,000 shares for the sale of the toothbrush division which occurred in March 2002; 100,000 shares in a partial settlement of a convertible debenture and 300,000 shares as a settlement for consulting services rendered. These issuances were made by us in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1.     The following Exhibits are filed herein:

         No.      Title
         ---      -----

         31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.     Reports on Form 8-K: None.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REMEDENT USA, INC.


Dated: November 18, 2003              /s/ Robin List
                                      ---------------------------------------
                                      By:  Robin List
                                      Its: Chief Executive Officer (Principal
                                           Executive Officer)

Dated: November 18, 2003              /s/ Stephen F. Ross
                                      ---------------------------------------
                                      By:  Stephen F. Ross
                                      Its: Chief Financial Officer (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)