Form 10QSB
period 2003-12-31
REMEDENT USA INC/AZ
filed 2004-02-17
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2003

                                       or

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                        Commission File Number 001-15975

                               REMEDENT USA, INC.
                          -----------------------------
           (Name of small business issuer as specified in its charter)

    NEVADA                                          86-0837251
    -------------------------------                 ---------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification Number)


XAVIER DE COCKLAAN 42, 9831 DEURLE, BELGIUM          N/A
----------------------------------------------       ----------------------
 (Address of principal executive offices)            (Zip code)

                                011-329-321-70-80
                                -----------------
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of January 21, 2004:
32,411,558.

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

                               REMEDENT USA, INC.

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                December 31, 2003

     PART I - FINANCIAL INFORMATION                                                                             PAGE
     ------------------------------                                                                             ----
     Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

      Consolidated Balance Sheet as of December 31, 2003.............................................             1

      Consolidated Statements of Income

      For the Three and Nine Months Ended December 31, 2003 and 2002.................................             3

      Consolidated Statement of Cash Flows

      For the Nine Months Ended December 31, 2003 and 2002...........................................             4

      Consolidated Statements of Comprehensive Income (Loss)

      For the Three and Nine Months Ended December 31, 2003 and 2002.................................             6

      Notes to Interim Condensed Consolidated Financial Statements...................................             7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..            18

     Item 3.  Controls and Procedures   .............................................................            23

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                  24
     Item 2.  Changes in Securities and Use of Proceeds..............................................            24
     Item 3.  Defaults upon Senior Securities........................................................            24
     Item 4.  Submission of Matters to a Vote of Security Holders....................................            24
     Item 5.  Other Information......................................................................            24
     Item 6.  Exhibits and Reports on Form 8-K.......................................................            24

       (a)  Exhibits.................................................................................            24
       (b)  Reports on Form 8-K                                                                                  25

     Signatures......................................................................................            26

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS

   Accounts receivable, net of reserve of $22,356                                               $      1,133,023
   Due from related party                                                                                134,930
   Inventories, net                                                                                      390,725
   Prepaid expense                                                                                        31,841
                                                                                                 ---------------
          TOTAL CURRENT ASSETS                                                                         1,690,519

PROPERTY AND EQUIPMENT, NET                                                                               43,046

OTHER ASSETS                                                                                                 887
                                                                                                 ---------------
          TOTAL ASSETS                                                                          $      1,734,452
                                                                                                 ===============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Bank overdraft                                                                               $             24
   Bank lines of credit                                                                                  521,434
   Accounts payable                                                                                      824,755
   Due to related parties                                                                                154,595
   Accrued Belgian payroll taxes                                                                         231,556
   Accrued Belgian VAT payable                                                                            97,596
   Accrued liabilities - other                                                                           130,866
   Convertible Notes Payable                                                                             177,636
   Notes payable                                                                                          87,556
                                                                                                 ---------------
          TOTAL CURRENT LIABILITIES                                                                    2,226,018
                                                                                                 ---------------
STOCKHOLDERS' DEFICIT

   Common stock (50,000,000 shares authorized, $0.001 par value;
     32,411,558 shares issued and outstanding)                                                            32,412
   Additional paid-in capital                                                                          4,855,555

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)

Accumulated deficit                                                                             (5,350,127)
   Common stock subscribed (6,935,516 shares)                                                        6,936
   Minority interest in Remedent NV                                                                      0
   Cumulative translation adjustment                                                               (36,342)
                                                                                             -------------
          TOTAL STOCKHOLDERS' DEFICIT                                                             (491,566)
                                                                                             -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $   1,734,452
                                                                                             =============

    The Accompanying Notes Are an Integral Part of The Financial Statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                DECEMBER 31,                         DECEMBER 31,
                                        -----------------------------        -------------------------------
                                              2003             2002               2003              2002
                                        --------------    -----------       --------------     -------------
NET SALES                               $    1,804,686    $   562,213       $    3,294,138     $   1,370,238

COST OF SALES                                  819,336        315,511            1,576,643           758,291
                                        --------------    -----------       --------------     -------------
GROSS PROFIT                                   985,350        246,702            1,717,495           611,947
                                        --------------    -----------       --------------     -------------
OPERATING EXPENSES

   Research and development                     48,963         24,005               65,719            97,369
   Sales and marketing                          62,242         21,116              120,039            50,631
   General and administrative                  480,472        308,401            1,150,127           950,377
   Depreciation and amortization                 6,547          4,841               17,044            15,065
                                        --------------    -----------       --------------     -------------
         TOTAL OPERATING

             EXPENSES                          598,224        358,363            1,352,929         1,113,442
                                        --------------    -----------       --------------     -------------
INCOME (LOSS) FROM OPERATIONS                  387,126       (111,661)             364,566          (501,495)
                                        --------------    -----------       --------------     -------------
OTHER INCOME (EXPENSES)

   Interest expense                            (34,338)       (20,296)             (83,322)          (51,097)
   Interest/other income                        14,226          2,422               16,455            21,195
                                        --------------    -----------       --------------     -------------
         TOTAL OTHER

          INCOME (EXPENSES)                    (20,112)       (17,874)             (66,867)          (29,902)
                                        --------------    -----------       --------------     -------------
INCOME (LOSS) BEFORE

  INCOME TAXES                                 367,014       (129,535)             297,699          (531,397)

INCOME TAX BENEFIT (EXPENSE)                         0              0                    0                 0
                                        --------------    -----------       --------------     -------------
NET INCOME (LOSS)                       $      367,014    $  (129,535)      $      297,699     $    (531,397)

INCOME (LOSS) PER SHARE

       Basic and diluted                $         0.01    $     (0.00)      $         0.01     $       (0.01)
                                        ==============    ===========       ==============     =============
WEIGHTED AVERAGE SHARES
     OUTSTANDING

       Basic and diluted                    31,986,557     36,990,724           31,819,890        35,155,209
                                        ==============    ===========       ==============     =============

     The Accompanying Notes Are an Integral Part of The Financial Statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                    2003             2002
                                                               --------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income (Loss)                                           $      297,699    $  (531,397)
   Adjustments to reconcile net cash provided
     (used) by operating activities:

          Depreciation and amortization                                14,844         15,357
          Stock for services and interest                                   0          6,225
          Inventory reserve                                           (26,233)             0
   Changes in operating assets and liabilities:

     Accounts receivable                                             (643,257)      (146,576)
     Notes receivable                                                  17,955              0
     Inventories                                                        8,990         20,564
     Prepaid expenses                                                 115,268          3,298
     Accounts payable                                                 244,056         73,297
     Accrued liabilities                                              103,320        (12,719)
     Other assets                                                           1          2,499
                                                               --------------    -----------
        NET CASH PROVIDED (USED) BY

           OPERATING ACTIVITIES                                       132,643       (569,452)
                                                               --------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of equipment                                              (9,830)             0
   Notes to related parties                                           (62,960)        41,411
                                                               --------------    -----------
        NET CASH PROVIDED (USED) BY

            INVESTING ACTIVITIES                                      (72,790)        41,411
                                                               --------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Bank overdraft                                                          10              0
   Note payments                                                       75,101        (30,839)
   Proceeds from line of credit                                      (189,211)        97,291
   Proceeds from note payable                                         355,712              0
   Net liabilities sold                                              (335,713)             0
   Proceeds from sale of common stock                                       0        443,936
   Payments to related parties                                              0         (5,952)
                                                               --------------    -----------
        NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                                      (94,101)       504,436
                                                               --------------    -----------

     The Accompanying Notes Are an Integral Part of The Financial Statements

                       REMEDENT USA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                    2003             2002
                                                               --------------    -----------
NET (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        $      (34,248)   $   (23,605)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                         34,248         (8,324)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                        0        31,940
                                                               --------------    -----------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                 $            0    $       11
                                                               ==============    ===========

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

         Supplemental Information:

            Interest paid                                      $          83,322 $   32,669
            Taxes                                              $               0 $        0




     The Accompanying Notes Are an Integral Part of The Financial Statements

                       REMEDENT USA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)


                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                DECEMBER 31,                         DECEMBER 31,
                                        -----------------------------        -------------------------------
                                              2003             2002               2003              2002
                                        --------------    -----------       --------------     -------------

NET INCOME (LOSS)                       $      367,014    $  (129,535)      $      297,699     $    (531,397)

OTHER COMPREHENSIVE
  INCOME (LOSS):

     Foreign currency translation

       adjustment                              (27,329)       (56,448)              11,852           (30,536)
                                        --------------    -----------       --------------     -------------

COMPREHENSIVE INCOME (LOSS)             $      339,685    $  (185,983)      $      309,551     $    (561,933)
                                        ==============    ===========       ==============     =============





     The Accompanying Notes Are an Integral Part of The Financial Statements

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 1   GENERAL

         The accompanying unaudited interim condensed consolidated financial statements include the accounts of Remedent USA, Inc. (incorporated in Delaware) and its two subsidiaries, Remedent NV (Belgian corporation) located in Ghent, Belgium, and Remedent Professional, Inc. (incorporated in California)(collectively, the "Company"). Remedent USA, Inc. is a holding company. Remedent Professional, Inc. has been dormant since inception. At December 31, 2003, Remedent USA owned 22% of Remedent NV, a manufacturer of professional dental equipment for use by dentists. Since the other shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it has "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements." The Company has consolidated the financial position and results of operations of Remedent NV. Remedent Professional Inc., a wholly owned subsidiary of Remedent USA is the United States of America sales organization for equipment manufactured by Remedent NV. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS FOR PRESENTATION

         The Company's financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

         estimates. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         REVENUE RECOGNITION

         Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded. The Company recognizes revenue in accordance with Staff Accounting Bulletin 101.

         IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2003, management believes there was no impairment of the Company's long-lived assets.

         PERVASIVENESS OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivable, inventories and estimated provision for returns. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less to be cash or cash equivalents.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTS RECEIVABLE

         The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of December 31, 2003 and March 31, 2003, the allowance for doubtful accounts was $22,356 and $90,617, respectively. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

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

         IMPACT OF NEW ACCOUNTING STANDARDS

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted the provisions of SFAS 146 effective January 1, 2003.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         In April 2003, the FASB issued 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement NO. 13, and Technical Corrections." This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. and an amendment of that statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishment of debt. These gains or losses should now be reported before extraordinary items, unless the two requirements for extraordinary items are met. This statement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         In December 2003, the FASB issued SFAS 132R. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers'Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company will adopt the provisions of SFAS 132R on January 1, 2004.

NOTE 3   DUE FROM RELATED PARTIES

         On February 12, 2002, Remedent NV entered into a loan agreement for
         (euro) 125,000 (US $156,963 at December 31, 2003), with a company owned and operated by Guy De Vreese, the Company's Chairman. The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert ("BBL") for amounts up to (euro) 250,000 (US $313,925 at December 31, 2003) (see Note 7). Due to the insufficient assets maintained by the Company as of inception date of the line of credit, the BBL imposed two requirements for the extension of credit;
         (1) Mr. De Vreese personally guarantee the line of credit, and (2) another company owned by Mr. De Vreese was required to repay its existing line of credit in full. As such, the loan received was utilized to repay the other company's existing line of credit. Repayment of the loan will occur upon the Company's ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 4   INVENTORIES

         Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                                                 DECEMBER 31, 2003          MARCH 31, 2003
                                                                -------------------        -----------------
                   Raw materials                                $            72,253        $          88,717
                   Finished goods                                           353,671                   36,281

                   Less: Inventory reserve                                  (35,199)                  (8,168)
                                                                -------------------        -----------------
                   Inventories, net                             $           390,725        $         116,830
                                                                ===================        =================

NOTE 5   PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                                 DECEMBER 31, 2003          MARCH 31, 2003
                                                                -------------------        -----------------

                     Tooling                                    $            49,782       $           49,782
                    Furniture and fixtures                                   32,949                   16,361
                    Less accumulated depreciation                           (39,685)                 (22,097)
                                                                -------------------        -----------------
                    Property and equipment, net                 $            43,046       $           44,046
                                                                ===================        =================

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

         annually assesses the present value of the projected cash flows of the acquired business.

NOTE 6   GOODWILL (CONTINUED)

         As of the year ended March 31, 2003, management deemed the IMDS Goodwill to be fully impaired, as the dental outsourcing company is now dormant. The Company recorded a 100% impairment reserve at March 31, 2003.

NOTE 7   LINE OF CREDIT

         On April 14, 2003, Remedent N.V. entered into a (euro) 600,000 (US $753,484 at December 31, 2003) Line of Credit Facility (the "Facility") with the Bank Brussel Lambert, a Belgian based bank, consisting of a
         (euro) 350,000 (US $439,532) accounts receivable factoring line of credit, a (euro) 250,000 (US $313,925) general line of credit and a
         (euro) 500,000 documentary bills of exchange factoring line. The factoring line of credit, to be secured by qualifying accounts receivable, will provide the Company 75% of the amount of qualifying invoices up to the maximum credit line. For each qualifying invoice, the BBL will assume all collection duties and charge a 0.47% fee on the invoice amount for these services. Advances on this line will bear interest at a rate of prime + 2.5% (7.75% at December 31, 2003). At December 31, 2003, (euro) 59,518 (US$ 69,832) were outstanding under the factoring line of credit. The general line of credit is secured by the personal assets of Guy de Vreese, the Company's Chairman. As of December 31, 2003, $65,349 outstanding under the general line of credit and $456,085 was outstanding under the documentary bills of exchange credit facility.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


NOTE 8   DUE TO RELATED PARTIES

                                                       DECEMBER 31, 2003
                                                     --------------------
         Borrowings from a former
         director in the form of
         convertible debentures                      $            69,002

         Borrowings from employees
         in the form of working

         capital loans                                            58,958

         Borrowings in the form of
         working capital loans                                    26,635
                                                     --------------------
         Due to related parties                      $           154,595
                                                     ====================

         The convertible debentures issued to the former director are due on demand, bearing interest at 10% per annum, and are convertible into common stock at the sole discretion of the holder at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of December 31, 2003 and March 31, 2003, $49,215 and $20,472, respectively, were accrued for unpaid interest.

         The working capital loans bear interest at 10% per annum which is payable annually.

         The principal amount is payable in full in April 2007.

NOTE 9   CONVERTIBLE NOTES PAYABLE

         In April 2003, Remedent NV issued a total of 147 convertible bonds at
         (euro) 1,000 per bond, bearing interest at 10 % per annum, maturing in April 2006. Interest is payable annually in April of each year. If the Company fails to repay the bond in April 2006, each bond-holder has the unilateral right to convert each bond into one share of Remedent NV. As at December 31, 2003, (euro) 147,000 (US $ 177,636) was outstanding.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 10  CAPITAL TRANSACTIONS

         On May 16, 2003, the Company completed the sale of the toothbrush division with the issuance of 750,000 shares of common stock.

         On June 30, 2003, the Company issued 420,966 shares of common stock in settlement of consulting fees in the amount of $21,048.

         On October 30, 2003, the Company issued 375,000 shares of common stock in a private placement for $0.08 each for a total of $30,000.00.

NOTE 11  SEGMENT INFORMATION

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

         The following is segment information for the nine months ended December 31, 2003 and 2002:


-------------------------------------------------------------------------------

                                                     2003              2002
                                               -------------     -------------
         Revenues:
           Professional dental products        $  3,294,138      $  1,365,597
                                                                 +-----------+
           Dental employee outsourcing                    0      |      4,641|
                                                                 +-----------+
                  Total                        $  3,294,138      $  1,370,238
                                               =============     =============

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

         Net Income (Loss)
            Professional dental products       $    297,699      $   (378,727)
            Dental employee outsourcing                   0           (29,429)
            Other                                         0          (123,241)
                                               -------------     -------------
                    Total                      $   (297,699)     $   (531,397)

         The Company ships products from its operations in Europe. The Company has generated no material revenue in the United States of America. The following are sales by its European locations for the nine months ended December 31, 2003 and 2002:

                                                     2003              2002
                                               -------------     -------------
         Revenues - Europe:
            Professional dental products       $   3,253,089     $   1,365,597
            Dental employee outsourcing                    0             4,641
            Others                                    41,049                 0
                                               -------------     -------------
                    Total                      $   3,294,138     $   1,370,238
                                               =============     =============

         The following is long-lived asset information by geographic area as of December 31, 2003:

            United States of America           $      20,743
            Europe                                    22,303
                                               -------------
                                               $      43,046
                                               =============

NOTE 12  GOING CONCERN

         The Company has incurred substantial net losses since inception, and as of December 31, 2003, maintained a working capital and shareholders' deficit of $535,499 and $491,566, respectively, raising uncertainty about the Company's ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.


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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

         dental curing and whitening lamps, interoral cameras and digital X-ray systems. The Company previewed its first offering within this market at dental shows around the world in October 2001, and initiated shipments of initial units during the first quarter of 2002.

         In connection with the Company's shift in focus to high technology professional dental equipment, the Company discontinued the operations of the Toothbrush Business on December 31, 2001, and on March 14, 2002, the Company entered into an agreement to sell the business to a third party distributor. The Company felt continued dedication to this business would not be in its shareholders' best interest. Additionally, with the business generating recurring net losses and raising deficits, Company resources can be more effectively utilized within these new markets. Throughout the fiscal year ended March 31, 2002, as the Company had been experiencing significant working capital shortages, the Company had been downsizing this business in anticipation of a sale or license of these operations. As such, the volume of the business, revenues and expenses, had been significantly reduced from previous fiscal years. For the fiscal year ended March 31, 2003, and for the quarter ended December 31, 2003, as a result of the implementation of this reorganization plan, gross profits increased significantly and operating expenses, and the resulting operating losses, have decreased substantially.

         Management believes that if the Company can continue to make sales of its products and satisfy delinquent accounts payable, the Company can generate sufficient revenues and cash flows to sustain operations. There can be no assurance that the Company will be successful in its efforts and if unsuccessful in its efforts, it may be necessary to undertake other actions to preserve asset value. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are as of December 31, 2003 and for the nine months and three months ended December 31, 2003 and 2002. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

OVERVIEW

We develop, market and distribute high-technology dental equipment for sale within the professional dental market and consumable products for sale within both the professional and consumer markets, primarily to distributors located in Europe.

NINE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002

For the nine months ended December 31, 2003, net sales were $3,294,138 as compared to $1,370,238 in 2002, an increase of 140%. This increase is substantially the result of new consumable sales and improved sales of professional dental equipment from our European subsidiary. As we have broadened our presence within the professional dental equipment market in Europe, our European subsidiary has improved sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories, repair services, whitening products used with the curing lights, and a new home whitening product, which was launched during August 2003 using a specific professional distribution channel. This newly launched whitening product was well received in the market and is the primary reason for our substantial sales increase.

Cost of goods sold for the nine months ended December 31, 2003 was $1,576,643 compared to $758,291 for the comparable nine month period ended December 31, 2002, an increase of 108%. This represents a corresponding increase to the increase in sales during the current fiscal period. Cost of goods sold as a percentage of sales decreased 8%, from 55% for the nine months ended December 31, 2002 to 47% for the nine month period ended December 31, 2003, due to better margins on the newly launched whitening product.

Gross profit was $1,717,495 for the nine months ended December 31, 2003 compared to $611,947 for the comparable period ended December 31, 2002, an increase of 181%. Gross profit as a percentage of sales increased 7% to 52% for the nine months ended December 31, 2003 from 45% for the comparable period ended December 31, 2002. The increase is the result of our focus on sales of the RemeCure curing light which is now completely manufactured in-house at a lower cost than the previously outsourced product, coupled with a substantial increase in the sales of the new home whitening product with higher margins.

Research and development expenses for the nine months ended December 31, 2003 were $65,719 as compared to $97,369 for the comparable period in 2002, a decrease of 33%. The decrease is due primarily to the research and development costs incurred during the start-up phase of our high-technology dental equipment segment in the prior fiscal period. Our focus during the current fiscal period has mainly been on the sales of our already existing products. We expect we will invest in research and development in future periods as we develop other products for the dental equipment markets.

Sales and marketing costs for the nine months ended December 31, 2003 and 2002 were $120,039 and $50,631, respectively, representing an increase of $69,408, or 137%. However, as a percentage of net sales, sales and marketing costs remained constant. We have shifted our business focus into the professional dental equipment market which allows for less capital-intensive sale of units to large distributors. A similar strategy is used to sell the new home whitening product, using the distributors' channels to sell the product with similar results.

General and administrative costs for the nine months ended December 31, 2003 and 2002 were $1,150,126, and $950,377, respectively, representing an increase of $199,749 or 18%. As a percentage of net sales, general and administrative costs decreased from 69% to 35%. This decrease is a result of our improved sales, previous efforts to internally reorganize in order to use cash more effectively and our continued efforts to optimize our operating expenses.

Net interest expense was $66,868 for the nine months ended December 31, 2003 compared to $51,097 for the comparable period ended December 31, 2002, an increase of 31%. The increase in interest expense was largely due to the interest incurred on the increased balance of related party loans.

Inflation has not had a material effect on our revenue and income from continuing operations in the past two years. We do not expect inflation to have a material future effect.

THREE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

For the three months ended December 31, 2003, net sales were $1,804,686 as compared to $562,213 in 2002, an increase of 221%. As described above, the increase is substantially the result of the launch of a home whitening kit for the consumable market. Launched in August, 2003, the first substantial orders for this product were received and delivered during the current quarter. It is management's belief that the current sales volume should continue over the next year as positive reactions are being noted and received from the market.

Cost of goods sold was $819,336 compared to $315,511 for the comparable three month period ended December 31, 2002, an increase of 160%. This represents a corresponding increase to the increase in sales during the current fiscal period. Cost of goods sold as a percentage of sales decreased 11%, from 56% for the three months ended December 31, 2002 to 45% for the three month period ended December 31, 2003. This improvement is due to the higher margins on the new whitening product.

Gross profit was $985,350 for the three months ended December 31, 2003 compared to $246,702 for the comparable period ended December 31, 2002, an increase of 299%. Gross profit as a percentage of sales increased 11% to 55% for the three months ended December 31, 2003 from 44% for the comparable period ended December 31, 2002. The increase is the result of our focus on sales of the RemeCure curing light which is manufactured in-house at a lower cost than the previously outsourced product, coupled with an increase in the sales of the higher-margin whitening products. Additionally, our European subsidiary was still in its start-up phase last year and a great amount of effort and expense was spent on its general organization, whereas this year more efforts were made to improve the production process and its related costs.

Research and development expenses for the three months ended December 31, 2003 were $48,963 as compared to $24,005 for the comparable period in 2002, an increase of 104%. The increase is due to our ongoing efforts to invest in and develop possible new products. The cycle of research and development can be seen as first, investment into the research and development; second, launching of the new product into the market; and third, once sales are launched, reinvestment in the development of new products. We expect we will invest in research and development in future periods as we develop other products for the dental equipment and consumer dental markets.

Sales and marketing costs for the three months ended December 31, 2003 and 2002 were $62,242 and $21,116, respectively, representing an increase of $41,126, or 195 %. However, as a percentage of net sales, sales and marketing costs remained constant.

General and administrative costs for the three months ended December 31, 2003 and 2002 were $480,463 and $308,401, respectively, representing an increase of $172,062 or 56%. As a percentage of net sales, general and administrative costs decreased from 55% to 26%. This decrease is a result of our efforts to internally reorganize in order to use cash more effectively and the important increase of the sales in general this year. Whereas our European subsidiary was still in its start-up phase last year, characterized by implementing and optimizing its internal organization with lower sales as a consequence, this year's result is mostly due to a change of concentration of the majority of management's efforts being sales rather than organization.

Net interest expense was $20,113 for the three months ended December 31, 2003 compared to $20,296 for the comparable period ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2003, our current liabilities exceeded our current assets by $491,566. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued existence. However, cash flow and liquidity have improved due to the ongoing process to optimize our organization and cash situation in general. It is management's belief that due to the launch of the new home whitening product, our cash situation should improve during the next quarters.

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

On February 12, 2002, Remedent NV entered into a loan agreement for
(euro)125,000 (US $156,963 at December 31, 2003), with a company owned and operated by Guy De Vreese, our Chairman.

The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert ("BBL") for amounts up to (euro) 250,000 (US $313,925 at December 31, 2003) (see paragraph immediately following). Due to the insufficient assets we maintained as of inception date of the line of credit, the BBL imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) another company owned by Mr. De Vreese was required to repay its existing line of credit in full. As such, the loan received was utilized to repay the other company's existing line of credit. Repayment of the loan will occur upon our ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

On April 14, 2003, Remedent N.V. entered into a (euro)600,000 (US $753,484 at December 31, 2003) Line of Credit Facility (the "Facility") with the BBL, consisting of a (euro)350,000 (US $439,532) accounts receivable factoring line of credit and a (euro) 250,000 (US $313,925) general line of credit. The factoring line of credit, to be secured by qualifying accounts receivable, will provide us 75% of the amount of qualifying invoices up to the maximum credit line. For each qualifying invoice, the BBL will assume all collection duties and charge a 0.47% fee on the invoice amount for these services. Advances on this line will bear interest at a rate of prime + 2.5% (7.75% at December 31, 2003). At December 31, 2003, (euro)59,518 (US$ 69,832) was outstanding under the factoring line of credit. The general line of credit is secured by the personal assets of Guy de Vreese, our Chairman. As of December 31, 2003, $65,349 was outstanding under this line of credit.

During the fiscal year ended March 31, 2002, we received advances of $64,910 from officers and directors in the form of working capital loans. These loans bear no interest and are due upon demand. As of December 31, 2003, we have repaid $5,952 of these advances with cash.

On December 11, 1998, we received a $50,000 line of credit from Union Bank of Arizona. We have drawn upon the full amount. The interest rate was 10.25% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,971 was converted to a five-year loan with an interest rate of prime + 2.5% (6.5% at December 31, 2003), monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest. As of December 31, 2003, the balance due on this loan was $13,979.

During the fiscal year ended March 31, 2001, the Company borrowed $149,002 from shareholders and a director in the form of convertible debentures. These debentures are unsecured, due on demand and bear interest at 10% per annum. In addition, at the sole discretion of the holder, they can be converted to stock at 37.5% of the average trading price 30 days prior to maturity.

We expect to continue to experience negative cash flow possibly through the next quarter and may continue to do so thereafter while we attempt to increase development and marketing of our products. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of December 31, 2003, we had a working capital deficit totaling $901,010 and a shareholders deficit of $491,565. However, our management believes that, due to the launch of the new whitening product and the sales of our already existing products, we will be able to generate sufficient revenue to cover our present and ongoing operation costs and liabilities, which will enable us to continue as a going concern.

For the nine months ending December 31, 2003, liabilities totaled $2,225,993 compared to $1,702,643 for the year ending March 31, 2003 which represents an increase for the period of $523,350, or 31%. This increase in liabilities is largely attributable to the liquidation of the net liabilities of the toothbrush business of $335,713 in exchange for the issuance of 750,000 shares of the Company's common stock.

Frequently we have been unable to make timely payments to our trade vendors and service suppliers. As of December 31, 2003, we had past due payables in the amount of $451,151. This is primarily due to the initial investments needed to be able to supply the new home whitening products. Deferred payment terms have been negotiated with most vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date. It is management's belief that improvement will be seen in the next quarter as a result of the substantial increased sales of this quarter.

For the nine months ended December 31, 2003 and 2002, net cash provided by or (used for) operating activities was $132,643 and $(569,452), respectively. As of December 31, 2003, we had a working capital deficiency of $535,499, a marked improvement over the working capital deficiency of $1,231,809 at March 31, 2003.

Our business operations will require substantial capital financing on a continuing basis. Based upon our cash flow projections, significant capital infusion is necessary to meet our operating expenses and pay existing delinquent payables. We plan to finance such through loans, equity investments and other transactions. We reasonably believe that the net proceeds from our efforts plus revenues generated from operations will be sufficient to fund our operations and pay existing delinquent payables. However, there can be no assurance that we will be able secure the necessary financing. In the event that we are unsuccessful in completing financing arrangements, we would have difficulty meeting our operation expenses and satisfying our existing or future debt obligations. Without sufficient cash flow, we are unable to satisfy our debt obligations, our ongoing growth and operations are, and will continue to be, restricted and there is substantial doubt as to our ability to continue as a going concern.

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

QUARTERLY TRENDS

We do not anticipate significant "seasonal" changes in our operations. Our products are used on a year-round basis and as such, we predict that although sales may increase over the year, sales will not be affected by quarterly trends.

ITEM 3. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by of this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 29, 2003, The Printing Connection made a written claim against us, alleging open book account, breach of written contract, fraud by intentional misrepresentation, and fraud by negligent misrepresentation, for non-payment of invoices, seeking $21,705. No formal action has been filed in this regard.

On July 30, 2003, RR Donnelley & Sons Company (the "Plaintiff") filed a complaint against us in the Superior Court of Los Angeles County, California, Case Number 03002217, for open book account and goods sold and delivered, alleging non-payment of invoices, and seeking damages in the amount of $4,410. On October 31, 2003, we settled this matter with the Plaintiff for the payment of $2,050 and the complaint was dismissed.

On December 11, 2003, Jonathan Marine alleged a breach of the Release and Settlement Agreement, dated December 2, 2002, between us and Jonathan Marine, however no formal action has been filed in this regard and we believe that we have not breached the Release and Settlement Agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2003, we issued 375,000 shares of our common stock in a private sale to three accredited investors for gross proceeds of $30,000. We made this issuance in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS IN SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1.   The following Exhibits are filed herein:

     No.       Title
     ---       -----
    31.1       Certification of Chief Executive Officer Pursuant to the
               Securities Exchange Act of

     No.       Title
     ---       -----

    31.1       1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002

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

                                               REMEDENT USA, INC.

Dated: February 13, 2004                    /s/ Robin List
                                            -----------------------------------
                                       By:  Robin List

                                       Its: Chief Executive Officer
                                            (Principal Executive Officer)

Dated: February 13, 2004                    /s/ Stephen F. Ross
                                            -----------------------------------
                                       By:  Stephen F. Ross
                                       Its: Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)