Form 10KSB
period 2004-03-31
REMEDENT USA INC/AZ
filed 2004-07-14
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004
                                       or
[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 001-15975

                               REMEDENT USA, INC.
                               ------------------
           (Name of small business issuer as specified in its charter)

         Nevada                                           86-0837251
         ------                                           ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)



 Xavier de Cocklaan 42, 9831 Deurle, Belgium                        NA
 -----------------------------------------------                    --
(Address of principal executive offices)                         (Zip code)

                                011-329-321-70-80
                                -----------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's  common  stock  outstanding  as of March 31,  2004:
39,579,158.

Transitional Small Business Disclosure Format (check one).  Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1   Description of Business...............................................1

Item 2   Properties............................................................7

Item 3   Legal Proceedings.....................................................7

Item 4   Submission of Matters to a Vote of Security Holders...................8

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters...................................................9

Item 6   Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................12

Item 7   Financial Statements.................................................21

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................21

Item 8A  Controls and Procedures..............................................22

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................22

Item 10  Executive Compensation...............................................24

Item 11  Security Ownership of Certain Beneficial Owners and
         Management...........................................................25

Item 12  Certain Relationships and Related Transactions.......................27

Item 13  Exhibits and Reports on Form 8-K.....................................30

Item 14  Controls and Procedures..............................................31

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

As a result of these substantial net losses, at the beginning of the fiscal year ended March 31, 2002, we reassessed our operations and business structure and implemented a complete corporate reorganization plan. This plan included the sale of the Remedent Toothbrush division and expansion into diversified business ventures, including the development of high-technology dental equipment for marketing within the professional dental market and the acquisition of a dental employee leasing concept. On March 14, 2002, we entered into an Asset Purchase Agreement selling our Remedent Toothbrush division to Famcare 2000, LLC (See "Certain Relationships and Related Transactions") although this transaction was not consummated until September 2002, 20 days following the mailing to our shareholders of a Definitive Information Statement on Schedule 14C for this transaction.

On July 1, 2001, in connection with this diversification, we formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc. ("RPH"), Remedent Professional, Inc. ("Remedent Professional") and Remedent N.V., and began developing high-technology dental equipment. Remedent N.V. is a Belgian company established to serve as a manufacturer of the dental equipment. Remedent Professional was formed to serve as a sales organization for products manufactured by Remedent N.V. RPH was formed as a holding company.

The Company retained Robin List, Guy De Vreese and New Bitsnap N.V. (now named Lident N.V), a company controlled by Mr. De Vreese, as consultants to establish and run Remedent N.V. in Belgium.

On January 15, 2002, Remedent NV acquired International Medical & Dental Support ("IMDS") from a company controlled by Guy De Vreese, Lident N.V. (formerly New Bitsnap, NV.) (See "Certain Relationships and Related Transactions.") IMDS was a business concept and related assets for dental practitioner outsourcing business. The idea behind IMDS was to exploit a shortage of dentists in Holland and a surplus of dentists in Belgium by placing Belgian dentists in Dutch dental offices. IMDS had no operations or facilities. The assets we acquired consisted of the following: a business plan for the concept with supporting market data, a software package, two staff members who had experience in telemarketing, a list of Belgium dentists, a list of Dutch dentists, forms of contracts, and a website domain name. The consideration we paid for IMDS was for a total of 6,000,000 shares of our common stock, valued at $330,000. The value of the common shares issued was determined based on the market price of the Company's common stock on the date of acquisition.

All of our operations are currently conducted through Remedent N.V., of which we now own approximately 22%. Remedent N.V. is located in Deurle, Belgium. Remedent Professional, Inc., and Remedent Professional Holdings, Inc., both wholly-owned subsidiaries of the Remedent USA, Inc., are both inactive.

Remedent USA, Inc. is now headquartered in Deurle, Belgium and has no offices, or assets in the United States. Remedent USA, Inc.'s only employee in the United States is Stephen Ross, the Company's Chief Financial Officer.

Our Business

All of our operations are conducted through our subsidiary, Remedent N.V. Remedent N.V., a Belgian company, sells professional dental equipment and over-the-counter dental products.

We currently own 22% of Remedent, N.V. with the other 78% being owned by Robin List, and Lausha, NV, a company controlled by Guy De Vreese. Since the other shareholders of Remedent NV are officers of Remedent USA Inc. or companies controlled by officers of Remedent NV, we believe that we have control of Remedent NV, as defined by Accounting Research Bulletin 51 "Consolidated Financial Statements." Our Board of Directors and a majority of our shareholders have approved the acquisition of the 78% not owned by Remedent, USA, Inc. such that Remedent, N.V. will become our wholly-owned subsidiary. The consideration for this 78% will be the issuance of shares of our common stock equal to 78% of our issued and outstanding shares of common stock following the transaction. (See "Certain Relationships and Related Transactions."

Products

We currently sell the following products:

o MegaPixel Diagnostic Digital X-Ray. This digital x-ray system is a digital radiography system that captures dental x-ray images in real-time, directly onto a computer system. This system allows X-rays to be taken as digital photos without the use of film and X-rays are immediately available for viewing without the delays inherent in developing film.

o RemeCure. RemeCure is a plasma curing and whitening unit designed for two applications: quickly curing dental composite materials within seconds and for single appointment, in-office whitening in less than forty minutes

o RemeWhite Pro Whitening. RemeWhite Pro Whitening is a light-activated dental bleaching treatment that enables the dentist to whiten patients' teeth in only 60 minutes without the need for any gingival protection of any kind.

o Remedent Hydrabrush. The Remedent Hydrabrush is a toothbrush with six brushes and four water jets that all work simultaneously. This product is for home users and is being marketed through dentists.

o Remedent CleverWhite. Remedent CleverWhite, our newest product, is a tooth-whitening kit for home users that is being sold through pharmacies in Europe.

The RemeCure, RemeWhite Pro-Whitening and CleverWhite are proprietary to Remedent. We are non-exclusive distributor of the MegaPixel Diagnostic Digital X-Ray system and are exclusive European distributor for the Remedent Hydrabrush.

We currently sell all of our professional dental equipment products in Europe (Norway, Sweden, Denmark, Netherlands, Belgium, France, Spain, Italy, Portugal, Austria, Switzerland, Germany, Slovakia, United Kingdom, Hungary, Latvia, Russia) and the RemeCure product in Asia (Hong Kong, Japan) and the United States.

Competition

The dental products market is intensely competitive. Within this market, there are at least 10 companies which offer dental products that compete with our products. Our competitors have greater financial and other resources, and, consequently, are better able to market and generate consumer awareness of their product.

Within the dental products market, we will be competing with other companies primarily on the basis of price, technology, customer service and value-added services, with our principal competitors being Discuss Dental, Denmat, Dentsply, Ultradent, Air Techniques, Vivadent, American Dental Technologies, LumaArch and BriteSmile. All these competitors market their products on a world-wide scale.

Our latest product, CleverWhite, is being sold through pharmacies in Europe. In this market there are at least 5 competitors, such as Proctor & Gamble, Colgate, GlaxoSmithKlein, Unilever and Gillette (Rembrandt).

Business Strategy

We compete within the high-technology dental equipment market and in the Over The Counter market (pharmacies), both highly competitive markets. To compete within these markets, our business strategy is to:

     o Strengthen and broaden core brands through marketing and advertising, product development and manufacturing;

     o Continue to develop and license innovative new dental products to sell in our existing and new markets.

     o    Emerge with cutting-edge technology.

     o Expand our presence in all markets in which we compete and enter new markets where there are opportunities for growth; and

     o Continue to reduce costs and manage working capital, and improve operating efficiencies, customer service and product quality.

Marketing Strategies

Both within the dental equipment and in the pharmacy market, we market our technology through distributors, sharing the marketing efforts with these distributors through attendance at dental and pharmacy conferences and a combination of direct mail solicitations, professional publications and website-based advertising.

In connection with our entrance into the dental equipment and pharmacy market, we continue to analyze the most cost-effective manufacturing and distribution methods. The current method entails both turn-key manufacturing by third-party manufacturers with distribution occurring through both drop shipments from the manufacturer and shipments from our own facility. Remecure and RemeWhite Pro Whitening are being produced in-house to obtain better cost-prices and quality control.

Distribution Methods
We currently distribute our dental equipment through shipments from our own facility located in Deurle, Belgium, to our dental distributors.

We distribute our over-the-counter products directly from the facilities of third party fulfillment companies to the OTC distributors. However, minor shipments are distributed from the facilities located in Deurle, Belgium to the OTC distributors. This structure gives Remedent the flexibility to handle larger quantities in a shorter term.

In general, it is the policy of Remedent to use the indirect distribution method, which means that Remedent sell to a local distributor that sells it to the end-customer, for both dental and OTC products. However, Remedent does distribute directly to dentists in it's home market Belgium.

Principal Suppliers

Remedent is procuring materials from a number of suppliers for in-house and outsourced production.

The company relies primarily on the following six suppliers for its products:

Company                             Product                   Payment conditions
------------------------------      --------------------      ------------------
1. Diamond Wipes International      Remedent CleverWhite      Cash on Delivery

2. DucajuPrinting Remedent          CleverWhite               30 days net

3. Carsan Engineering               Remecure                  30 days net

4. Oralbotic Research               Remedent Hydrabrush       Cash On delivery

5. Suni                             Remedent X-Ray            Cash On delivery

6. Plas Pak                         Remedent Pro Whitening    30 days net

While we believe that our principal suppliers of assembled components will enable us to meet our current and anticipated operational requirements, we can provide no assurance that such availability will continue or that the terms will remain commercially reasonable.

Major Customers

For the fiscal year ended March 31, 2004, the company's most significant customers were: Omega Pharma, Terpager Dental and Hakusui Trading Company. These customers accounted for 45%, 6% and 5% respectively, of consolidated revenue.

Intellectual Property

We do not believe that any of our products infringe upon any valid existing proprietary rights of third parties, although we can provide no assurance third parties will not assert infringement claims against us. Defending such claims can be both expensive and time-consuming, and there can be no assurance that we will be able to successfully defend against an infringement claim. If we were unsuccessful in countering an infringement claim, it would have a materially adverse effect on our business, financial condition, and results of operations.

While none of our current products qualify for patent protection, we are developing a new dental tray system for teeth whitening that we believe may qualify for patent protection in the future. We can provide no assurance that we will successfully develop this technology, that it will qualify for patent protection. Additionally, we can offer no assurances that the steps taken to protect intellectual property will be adequate to prevent its misappropriation, or that our competitors will not independently develop products substantially equivalent or superior to it.

Governmental Approval
We have received approval from the United States Food and Drug Administration ("FDA") to market our Remecure dental curing lamp in the United States. We submitted our application for approval on FDA Form 510(k) on October 30, 2002 and received FDA approval for this product on January 9, 2003. None of our other products have FDA approval for marketing in the United States.

As we market dental products which are legally defined to be medical devices, we are considered to be a medical device manufacturer and as such we are subject to the regulations of, among other governmental entities, the FDA and the corresponding agencies of the U.S. states and foreign countries in which we sell our products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters. A failure to comply with such regulations could have material adverse effects on our business.

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

Before most medical devices can be marketed in the United States, they are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a "510(k) Clearance") or approval of a PMA. Obtaining approval of a PMA application can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. In general, approval of a 510(k) Clearance may be obtained if a manufacturer or seller of medical devices can establish that a new device is "substantially equivalent" to a predicate device other than one that has an approved PMA. The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device. The 510(k) Clearance is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) Notification submission may take 3 to 12 months or longer. If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA application. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device's approved or cleared application.

Generally, if we are in compliance with FDA regulations, we may market our products throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE Mark, a mark that indicates conformance with European Union laws and regulations. before it can be sold in that market. The regulatory international review process varies from country to country. We rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure we comply with the regulatory laws of such countries. Failure to comply with the laws of such country could have a material adverse effect on our operations and, at the very least, could prevent us from continuing to sell products in such countries. Exports of most medical devices are also subject to certain limited FDA regulatory controls.

Costs and Effects of Compliance with Environmental Laws and Regulations

We are not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property, which would lead to liability as a landowner. Therefore, we do not anticipate that there will be any substantial costs associated with the compliance of environmental laws and regulations.

Employees

We currently retain fourteen full-time employees and one part-time employees in Belgium, all of which were hired in connection with our entrance into the dental equipment market. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. Long term, we will attempt to hire additional employees as needed based on our growth rate.

Research and Development

Research and Development (R&D) were $90,700 and $93,186 for the fiscal years ended March 31, 2004 and 2003, respectively.

ITEM 2 - DESCRIPTION OF PROPERTY

In Deurle, Belgium, we lease approximately 26,915 square feet of office and warehouse space on a month-to-month lease, for approximately (euro)6,437 ($8,017 as of March 31, 2004 per month).

ITEM 3 - LEGAL PROCEEDINGS

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

To the best knowledge of management, there are no other legal proceedings pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March  2004,  a majority  of our  shareholders  executed  a Majority  Written
Consent of the Shareholders. We will not be able to act in reliance on this majority written consent until 20 days following the latter of (i) the filing of a Definitive Information Statement on Schedule 14C with the SEC and (ii) the mailing this Definitive Information Statement to our shareholders. In order to file this Definitive Information Statement, we will first need to file a Preliminary Information Statement and either (i) not receive any SEC comments on the Preliminary Information Statement or (ii) satisfactorily address any SEC comments received. Therefore, we can offer no assurances that the resolutions contained in the majority written consent will ever be implemented and have not retroactively revised our financial statements in accordance with SEC Staff Accounting Bulletin Topic 4C to reflect the effect of the possible reverse stock split.

Although none of these actions have been consummated prior to the filing of this Annual Report on Form 10-KSB, the majority written consent authorizes us to do the following:

     o Acquire the remaining 78% of our subsidiary, Remedent N.V that we do not now own. We currently own 22% of Remedent, N.V. with the other 78% being owned by Robin List, and Lausha, N.V., a company controlled by Guy De Vreese. The consideration for this 78% will be the issuance of shares of our common stock equal to 78% of our issued and outstanding shares of common stock following the transaction. (See "Certain Relationships and Related Transactions."). Following this acquisition, Remedent N.V. would be our wholly-owned subsidiary.

     o Amend our Articles of Incorporation to (i) increase the number of our authorized shares of Common Stock from 50,000,000 shares to 200,000,000 shares, (ii) implement a one for twenty reverse stock split, and (iii) change our name from Remedent USA, Inc. to Remedent, Inc.

     o    Work-out past-due obligations using cash and/or common stock.

     o Following the implementation of the reverse stock split (so as not to be affected by the reverse stock split) implement a 2004 Incentive and Nonstatutory Stock Option Plan, pursuant to which 800,000 shares of Common Stock would be preserved for issuance to employees, directors and consultants of the Company or any subsidiaries.

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

The following is the range of high and low bid prices for our common stock for the periods indicated:

                                                      Bid Prices
         ------------------------------------- ----------------------
                                                 High          Low
         ------------------------------------- ---------- -----------
         Quarter ended June 30, 2002               $0.04       $0.04
         ------------------------------------- ---------- -----------
         Quarter ended September 30, 2002          $0.09       $0.09
         ------------------------------------- ---------- -----------
         Quarter ended December 31, 2002           $0.03       $0.03
         ------------------------------------- ---------- -----------
         Quarter ended March 31, 2003              $0.10       $0.07
         ------------------------------------- ---------- -----------
         Quarter ended June 30, 2003               $0.03       $0.03
         ------------------------------------- ---------- -----------
         Quarter ended September 30, 2003          $0.12       $0.12
         ------------------------------------- ---------- -----------
         Quarter ended December 31, 2003           $0.08       $0.08
         ------------------------------------- ---------- -----------
         Quarter ended March 31, 2004              $0.10       $0.10
         ------------------------------------- ---------- -----------

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of March 31, 2004, the number of stockholders of record was 443, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 2,400 stockholders in total.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2004, we had one equity compensation plan in place, our Incentive and Nonstatutory Stock Option Plan enacted in 2001. The following table contains information regarding this stock option plan as of March 31, 2004:

                        (a)              (b)                      (c)
                -----------------  -------------------  -----------------------
                        Number of                           Number of securities
                 securities to be                        remaining available for
                      issued upon                          future issuance under
                      exercise of     Weighted-average       equity compensation
                   of outstanding    exercise price of          plans (excluding
                options, warrants  outstanding options      securities reflected
Plan Category          and rights  warrants and rights            in column (a))
-------------  ------------------  -------------------  ------------------------
Equity
Compensation
Plans approved
by security
holders                 4,200,000            $    0.06                   800,000

Equity
Compensation
plans not
approved by
security holders                -            $       -                         -
               ------------------  -------------------  ------------------------
                        4,200,000            $    0.06                   800,000

Recent Sales of Unregistered Securities

In January 2002, the Company sold 1,125,000 units to two European investors not affiliated with the Company. Each unit was sold for $0.08 and consisted of one share of Company common stock and a warrant to purchase 0.2 shares of common stock for five years at an exercise price of $0.50 per share. The Company received proceeds of $90,000. These issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

In August 2002, the Company sold 3,375,000 units to nine European investors not affiliated with the Company. Each unit was sold for $0.08 and consisted of one share of Company common stock and a warrant to purchase 0.2 shares of common stock for five years at an exercise price of $0.50 per share. The Company received proceeds of $270,000. The issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On October 30, 2003, the Company sold 375,000 shares of common stock to one accredited U.S. investor not affiliated with the Company for $0.08 per share for total proceeds of $30,000. The issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

Pursuant to a Development Agreement, dated March 24, 2004, an individual unaffiliated with the Company is entitled to receive a warrant to purchase 1,000,000 shares of Company common stock for an exercise price of $0.15 per share in partial consideration for product design services. The shares underlying the warrant are restricted securities pursuant to Rule 144 and are exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004, the Company issued 410,000 shares of its Common Stock to A. Rubin and 145,184 shares of Common Stock to J. Siegel to settle an outstanding debt in the amount of approximately $61,602 owed to Messrs. Rubin And Siegel owed for accounting services provided to the Company by their now defunct accounting firm, Rubin & Siegel. The issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004, the Company issued 2,000,000 shares of common stock to Lident N.V., a Belgium corporation partly owned and controlled by Mr. Guy De Vreese, our Chairman of the Board, and 1,000,000 shares of common stock to Robin List, the Company's CEO. These shares were issued pursuant to an agreement dated March 20, 2002 for New BitSnap, N.V., a predecessor company of Lident N.V., to receive 3,000,000 shares of Company common stock in repayment of a debt of $240,000 owed to New BitSnap, N.V. for $201,000 in consulting services and $39,000 in advanced expenses from March 1, 2001 through March 31, 2002. The consulting services consisted of the set-up and implementation of Remedent N.V. and were provided pursuant to an oral agreement . At the request of Lident N.V. the 1,000,000 of the shares due Lident N.V. were issued to Robin List to satisfy debts between Lident N.V. and Robin List. These issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004, pursuant to an agreement dated March 20, 2002, the Company issued 712,500 shares of common stock to Robin List, its CEO, in repayment of $57,000 in accrued fees for consulting services by Robin List from March 1, 2001 to March 31, 2002. The consulting services were provided pursuant to an oral agreement and consisted of the set-up and implementation of Remedent N.V. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004, the Company also issued 500,000 shares of Common Stock to Robin List pursuant to an oral agreement for consulting services valued at $22,700 related to developing the IMDS business concept. The consulting services consisted of supplying Dutch dentists to serve as customers of IMDS and Belgium dentists to work in the Netherlands. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

Also pursuant to the March 20, 2002 agreement, on March 23, 2004, the Company issued 60,000 shares of common stock to Guy De Vreese, its Chairman of the Board, in repayment of $30,000 in accrued fees for consulting services by Guy De Vreese from March 1,2001 to March 31, 2002. The consulting services were provided pursuant to an oral agreement and consisted of the set-up and implementation of Remedent N.V. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004, the Company issued 1,250,000 shares of common stock to Lausha N.V., a Belgian company controlled by Guy De Vreese, our Chairman of the Board. Lausha N.V. purchased these shares for $0.08 per share for a total price of $100,000 on January 11, 2002.

The company invested $100.000 in Remedent at $0.08 per share. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of
Section 4(2).

On March 23, 2004, the Company issued 39,916 shares of common stock to Stephen Ross, the Company's CFO, in payment of a debt consisting of $19,959 accrued as of March 31, 2003 for his services as CFO. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004,  the Company issued 945,000 shares of common stock to Kenneth
J. Hegemann, a former director, in repayment of $472,500 of debts owed to Mr. Hegemann and parties affiliated with him. These debts consisted of $195,975 owed to Mr. Hegemann in unpaid salary, $179,473 owed to his wife and former CEO of the Company, Rebecca Inzunza, in unpaid salary, $8,914 owed to his son, Robert Hegemann in unpaid salary, $23,353 owed to Mr. Hegemann in interest on these debts, $26,010 owed to CRA Labs, a company controlled by Mr. Hegemann, for expenses advanced by CRA Labs on behalf of the Company, and $26,245 owed to Famcare 2000, a company affiliated with Mr. Hegemann, in connection with the sale of the toothbrush division. The issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004, the Company issued 35,000 shares of its common stock to three individuals unaffiliated with the Company residing in the Netherlands. These issuances were pursuant to agreements dated October 17, 2003 for the purchase of each individual's 4.95% ownership interest in Pure White International BV, a Dutch company. In these transactions, the Company purchased an aggregate of 14.85% of Pure White International BV for issuances totalling 105,000 shares of Company common stock. Pure White International BV is the former distributor for the CleverWhite tooth whitening kits for the Dutch market. The Pure White International, BV shares acquired by the Company were valued at $3,282. These issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the fiscal years ended March 31, 2004 and 2003. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview

The Company develops, markets and distributes high-technology dental equipment for sale within the professional dental market and tooth whitening products for the over-the-counter market.

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

Concentration of Risk

Financial Instruments - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas. At March 31, 2004, one customer accounted for 76% of the Company's trade accounts receivable. This number represents the collective receivable on the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases - The Company relies primarily on two suppliers for its products (Diamond Wipes International, and Eurosep). The loss of a supplier would have a material impact on the Company's operations in that the Company would have to establish new relationships with similar suppliers or produce the product in house. Purchases from these suppliers for the year ended March 31, 2004 totaled 35% and 18% of gross purchases.

Revenues - for the year ended March 31, 2004, the Company had one group of customers (represented by Omega Pharma NV) who's sales were 45% of total revenues. This number represents the collective sales to the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded. The Company recognizes revenue in accordance with Staff Accounting Bulletin 101.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2004, management believes there was no impairment of the Company's long-lived assets. During the year ended March 31, 2003, management recorded an 100% impairment reserve of $330,000 against goodwill recorded in connection with the acquisition of International Medical & Dental Support ("IMDS").

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

Investments, Available for Sale

The Company accounts for investments, available for sale, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of all marketable securities as held-to-maturity, available for sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At March 31, 2004 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers' methods of determining the cost basis in computing realized gains and losses on the sale of its available for sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of March 31, 2004 and 2003, the allowance for doubtful accounts was $27,353 and $90,617, respectively. The Company uses the allowance method to account for un-collectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Prepaid Expense

The Company's prepaid expense consists of prepayments to suppliers for inventory purchases and to the Belgium customs department, to obtain an exemption of direct VAT payments for imported goods out of the European Union ("EU"). This prepayment serves as a guarantee to obtain the facility to pay VAT at the moment of sale and not at the moment of importing goods at the border.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

            Tooling                          3 Years
            Furniture and fixtures           4 Years

Customers Outside of the United States

Sales to customers outside of the United States were 99% of total sales for the year ended March 31, 2004 and 100 % of total sales for the year ended 2003. The sales were made mostly to customers in countries that are members of the European Union ("EU").

------------------------------- ------------------------
  March 31, 2004                     March 31, 2003
------------------------------- ------------------------
   Local sales     $    48,704     $         0
------------------------------- ------------------------
  Foreign sales    $ 5,186,151     $  1,969,144
------------------------------- ------------------------
    Total sales    $ 5,234,855     $  1,969,144
------------------------------- ------------------------


Research and Development Costs

The Company expenses research and development costs as incurred.

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included selling, general and administrative expenses. For the years ended March 31, 2004 and 2003, consolidated advertising expense amounted to $160,636 and 30,076, respectively.

Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred taxes are recognized for temporary differences in the bases of assets and liabilities for financial statement and income tax reporting as well as for operating losses and credit carry forwards. A provision has been made for income taxes due on taxable income and for the deferred taxes on the temporary differences. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company's suppliers and sub-contractors, the Company has made no provision for potential future warranty costs.

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

Selected Financial Information

                                                 For the Years Ended
                                             --------------------------
                                             03/31/2004      03/31/2003
                                               (Audited)       (Audited)
                                             -----------  -------------
Consolidated Statements of Income Data:
        Net sales                             $5,234,855     $1,969,144
        Operating income (loss)                  718,589       (957,213)
        Net income (loss) after tax              (31,791)    (1,006,374)
        Net income (loss) per share                 0.00          (0.03)

Balance Sheet Data:
        Total assets                          $2,165,254       $516,670
        Total liabilities                      2,319,301      1,702,643
        Minority interest in Remedent N.V.       704,074         64,816
        Total stockholders' deficit            (858,121)    (1,250,789)

Results of Operations

Comparative details of results of operations for the years ending March 31, 2004 and 2003.


                                                 For the Years Ended       Increase (Decrease)
                                            -------------------------  --------------------------
                                            03/31/2004     03/31/2003       Amount     Percentage
                                            ----------    -----------  -----------    -----------
                                              (Audited)     (Audited)
Net sales:
        Professional dental products        $5,234,855     $1,964,503   $3,270,352            167%
        Dental employee outsourcing                  0          4,641       (4,641)          (100%)
                                            ----------    -----------  -----------    -----------
Total net sales                             $5,234,855     $1,969,144   $3,265,711            166%


Net sales - net sales increased by approximately 166% to $5,234,855 in the year ended March 31, 2004 as compared to $1,969,144 in the year ended March 31, 2003.
The increase was due to continuous sales efforts in the dental market and the introduction of a new product in December 2003.

                                               For the Years Ended            Increase (Decrease)
                                            -------------------------  --------------------------
                                            03/31/2004     03/31/2003       Amount     Percentage
                                            ----------    -----------  -----------    -----------
                                             (Audited)      (Audited)
Cost of sales:
        Professional dental products        $2,413,920     $1,058,040   $1,355,880            128%
        Dental employee outsourcing                  0          4,641       (4,641)          (100%)
                                            ----------    -----------  -----------    -----------
Total net sales                             $2,413,920     $1,062,681   $1,351,239            127%


Cost of sales - the cost of sales increased approximately 127% to $2,413,920 in the year ended March 31, 2004 as compared to $1,062,681 in the year ended March 31, 2003. This represents a corresponding increase to the increase in sales during the current fiscal year end. Cost of goods sold as a percentage of sales decreased 8%, from 54% of sales in 2003 to 46% of sales in 2004. This decrease is a result of optimizing relationships with suppliers and the in-house production of the RemeCure.

Gross profit was $2,820,935 in 2004 as compared to $906,463 in 2003, an increase of $1,914,472 or 211% over the comparable period. Gross profit as a percentage of sales increased 8%, from 46% of sales in 2003 to 54% of sales in 2004. This increase is the result of our shift in sales to the higher-margin professional dental equipment market during the current fiscal year.


                                                 For the Years Ended       Increase (Decrease)
                                            -------------------------  --------------------------
                                            03/31/2004     03/31/2003       Amount     Percentage
                                            ----------    -----------  -----------    -----------
                                              (Audited)     (Audited)
Operating expenses:
        Research and development               $90,700        $93,186      $(2,486)            (3%)
        Sales and marketing                    159,723         64,132       95,591            149%
        General and administrative           1,828,383      1,354,554      473,829             35%
        Depreciation and amortization           23,540         21,804        1,736              8%
        Impairment loss for IMDS Goodwill            0        330,000     (330,000)          (100%)
Total operating expenses                    $2,102,346     $1,863,676     $238,670             13%


Research and development expenses were $90,700 for 2004 as compared to $93,186 for 2003, a decrease of $2,486, or 3%, over the prior fiscal year, due primarily to a decrease in the research and development cost of the RemeCure and an increase on the research and development cost of CleverWhite.

On March 24, 2004, we entered into a Development Agreement with an individual unaffiliated with the Company for product design services. In consideration of his services, the individual received $85,000 and is also entitled to a warrant to purchase 1,000,000 shares of Company common stock for an exercise price of $0.15 per share, and royalties in the event this person's services result in the Company marketing the new product.

Sales and marketing costs as of March 31, 2004 and 2003 were $159,723 and $64,132 respectively, which represents an increase of $95,591 or 149%. As a percentage of sales, sales and marketing expenses remained constant at 3% for the years ended March 31, 2004 and March 31, 2003.

General and administrative costs for 2004 and 2003 were $1,828,383 and $1,354,554 respectively, an increase of $473,829 or 35%. As a percentage of sales, general and administrative expenses decreased from 69% of sales in 2003, to 35% of sales in 2004. This decrease is a result of the increased net sales compared to last year and ongoing effort to optimize the company's organization.

At March 31, 2003 the Company recorded a full impairment reserve of $330,000 against the goodwill recorded in fiscal 2002 in connection with the acquisition of the dental outsourcing business known as IMDS. The Company no longer operates this business.

Net interest expense was $111,122 for 2004 as compared to $49,161 for 2003, an increase of $61,961, or 126%, over the comparable period. The increase in net interest expense was due to the expansion of the credit line with the ING bank.

Inflation has not had a material effect on our revenue and income from continuing operations in the past two years. We do not expect inflation to have a material future effect.

Liquidity and Capital Resources


                                                 For the Years Ended       Increase (Decrease)
                                            -------------------------  --------------------------
                                            03/31/2004     03/31/2003       Amount     Percentage
                                            ----------    -----------  -----------    -----------
                                              (Audited)     (Audited)
Working Capital:
        Current assets                      $2,120,938       $470,834   $1,650,104            350%
        Current liabilities                  2,319,301      1,702,643      616,658             36%
Total working capital deficit                 $198,363     $1,231,809  $(1,033,446)            84%


On March 31, 2004, our current liabilities exceeded our current assets by $198,363. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. The inability to continue to develop and market high-technology dental equipment or products for the over-the-counter market will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

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

On February 16, 2004, Remedent N.V. entered into a (euro) 1,050,000 (US $1,289,715 at March 31, 2004) Line of Credit Facility (the "Facility") with the ING bank (Formerly BBL), consisting of a (euro) 800,000 (US $982,640) credit line based on the company's receivable on the specific customer Omega Pharma
N.V. and a (euro) 250,000 (US $307,075) general line of credit. Advances are approved by the bank based upon bonds issued and approved by Omega Pharma N.V. as settlement for Remedent's accounts receivable. Advances on this line will bear costs at a draw rate of 7.55%. As of March 31, 2004, $546,683 (Euro 445,073) was received as advances under this line of credit against documents. The general line of credit is secured by the personal assets of Guy de Vreese, the Company's Chairman. As of March 31, 2004, $245,660 is outstanding under this line of credit.

On December 11, 1998, Remedent received a $50,000 line of credit from Union Bank of Arizona. We have drawn upon the full amount. The interest rate was 10.25% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,971 was converted to a five-year loan with an interest rate of prime + 2.5% (7.5% at March 31, 2004), monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest. As of March 31, 2004, the balance due on this loan was $11,279.

During the fiscal year ended March 31, 2001, the Company borrowed $149,002 from shareholders and a director in the form of convertible debentures. These debentures are unsecured, due on demand and bear interest at 10% per annum. In addition, at the sole discretion of the holder, can be converted to stock at percentages between 30% and 37.5% of the average trading price 30 days prior to maturity.

We expect to continue to experience negative cash flow possibly through the end of the current calendar year, and may continue to do so thereafter while we attempt to increase development and marketing of our products. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of March 31, 2004, we had a working capital deficit totaling $198,363 and a shareholders deficit of $154,047.

For the year ending March 31, 2004, liabilities totaled $2,319,301 and $1,702,643 for the year ending March 31, 2003, which represents an increase of $616,658. This was largely due to increases in our trade accounts payable, advances under the credit line of the bank and accrued liabilities.

Frequently we have been unable to make timely payments to our trade and service vendors. As of March 31, 2004, we had past due payables in the amount of $346,773, representing a 116% increase from the prior fiscal year. This increase is due primarily to our inability to generate sufficient revenue from operations to fund our ongoing operations. We continue to utilize funds raised from sales of equity instruments to fund current operations. Deferred payment terms have been negotiated with most vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.

For the years ending March 31, 2004 and 2003, net cash used for operating activities was $536,471 and $581,134, respectively. As of March 31, 2004 we had a working capital deficiency of $198,363 as compared to a working capital deficiency of $1,231,809 at March 31, 2003.

Our business operations will require substantial capital financing on a continuing basis. . We reasonably believe that the net proceeds from our efforts, assuming the maximum amount is raised and loans are obtained, plus revenues generated from operations, will be sufficient to fund our operations.
However,  there can be no  assurance  that we will be able secure the  necessary financing.  In the  event  that  we are  unsuccessful  in  completing  financing arrangements, we would have difficulty meeting our operation expenses, satisfying our existing or future debt obligations, or succeeding in implementing our restructuring plan. Without sufficient cash flow we are unable to satisfy our debt obligations, our ongoing growth and operations are, and will continue to be, restricted and there is substantial doubt as to our ability to continue as a going concern.

On March 23, 2004, we borrowed $100,000 from the Christopher T. Marlett Living Trust pursuant to the terms of a Convertible Promissory Note and Security Agreement with the Christopher T. Marlett Living Trust. Interest accrues on the loan balance at the rate of 10% per annum, compounding annually. The Note matures on September 30, 2004 and is secured by a Financing Statement on Form UCC-1 on all of our assets. On the maturity date, the note holder, in its discretion, elect to have the debt converted into two percent of our outstanding shares immediately following our planned restructuring. This planned restructuring is detailed in above in "Submission Of Matters To A Vote Of Security Holders" and, if implemented, would consist of an acquisition of the remaining 78% of Remedent NV not owned by us, a 1:20 reverse stock split, the working-out of past due obligations for stock and/or cash and the implementation of a stock option plan. We are using the proceeds of this loan for the development expenses of the tray-based teeth whitening system and legal expenses.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 1, 2002, the Board of Directors of the Company dismissed Siegel Smith LLP ("Siegel Smith") as its independent auditors for the fiscal year ended March 31, 2002 and approved the engagement of Farber & Hass LLP ("Farber & Hass") as Siegel Smith's replacement. Siegel Smith had previously been the Company's independent auditors

Since the date of their engagement on November 5, 1999, there have been no disagreements with Siegel Smith on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Siegel Smith would have caused Siegel Smith to make reference to the matter in their report.

ITEM 8A. CONTROLS AND PROCEDURES


As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
 Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

---------------- ------------- --------------------------------------------
Person               Age       Position
---------------- ------------- --------------------------------------------
Guy De Vreese         49       Chairman
---------------- ------------- --------------------------------------------
Robin List            33       Director, Chief Executive Officer
---------------- ------------- --------------------------------------------
Stephen Ross          43       Director, Chief Financial Officer, Secretary
---------------- ------------- --------------------------------------------
Fred Kolsteeg         60       Director
---------------- ------------- --------------------------------------------

Guy De Vreese, Chairman- From April 1, 2002, Mr. De Vreese has served as our Chairman of the Board. From June 2001 Mr. De Vreese has also served as President of Remedent N.V. Mr. De Vreese served as President of DMDS, Ltd., a European subsidiary of Dental & Medical Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment. In August 1996, Mr. De Vreese founded DMD N.V., a Belgian company that was the independent European distributor for DMDS products and was its Chief Executive Officer until DMD purchased its distribution rights in April 1998. Mr. De Vreese also worked for Lident, N.V., a Belgian company specializing in digital photography and developer of imaging software, as CEO from 1996 through February 1999 and as a consultant providing services to DMDS, Ltd. from February 1999 to June 2001.

Robin List, Chief Executive Officer - From April 1, 2002, Mr. List has served as our CEO and as a director. From April 2001, Mr. List has served a director of Remedent N.V. From January 1998 through April 2001, Mr. List was a director of New BitSnap N.V., a Belgian company. In this position Mr. List consulted for DMDS Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment. From August 1995 to January 1998 Mr. List served as commercial director for WAVE Imaging B.V. a Dutch based company that provided digital services. Mr. List resides in Belgium.

Stephen Ross, Director, CFO, Secretary - Mr. Ross has served as a director and Chief Financial Officer of the Company since August 2001 and as our Secretary since April 2002. From February 1998 through January 2001, Mr. Ross was CFO of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment and declared bankruptcy in July 2001. Commencing in 1996 and terminating February 1998, Mr. Ross served as a senior management consultant with Kibel and Green, a corporate restructuring and management firm. Prior to working for Kibel and Green, Mr. Ross served as CFO and co-founder of a personal care company, and as tax manager with an accounting firm. Mr. Ross resides in Los Angeles, California.

Fred Kolsteeg, Director - Mr. Kolsteeg has served as a director of the Company since April 2002. Since 1996, Mr. Kolsteeg has served as the president of WAVE Communications, a Dutch based advertising agency. Prior to founding WAVE in 1996, he founded several other advertising agencies such as ARA, Team and Team Saatchi. Mr. Kolsteeg has also worked at Phillips and Intermarco Publicis. Mr. Kolsteeg resides in Holland.

On approximately March 20, 2004, Kenneth J. Hegemann resigned as a director of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Due to filing difficulties, the Annual Reports of Beneficial Ownership on Form 5 for our officers, directors, and greater than 10% beneficial owners were not timely filed for our fiscal year ending March 31, 2004. We intend to use all reasonable efforts to ensure that reports of beneficial ownership are filed on timely basis in the future.

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


                                                     Summary Compensation Table

                                          Annual Compensation                                  Long Term Compensation
                     --------------------------------------------------     ------------------------------------------------------
                                                                                       Awards                     Payouts
                                                                            -------------------------   --------------------------
                                                                                           Securities
 Name and Principal                                           Other          Restricted    Underlying                   All other
      Position                                               Annual            stock        Options/         LTIP      compensation
                       Year    Salary ($)   Bonus ($)   compensation ($)    award(s) ($)    SARs (#)     pay-outs ($)        ($)
--------------------  -----    ----------   ---------  -----------------    ------------  -----------   -------------  ------------
Guy DeVreese(1),      2004     $-0-         $-0-       $-0-                 $-0-          -0-            $-0-         $214,000(2)
Chairman,             2003     $-0-         $-0-       $-0-                 $-0-          -0-            $-0-         $132,000(2)
CEO of Remedent NV
Robin List,(3) CEO    2004     $169,000     $-0-       $-0-                 $-0-          -0-            $-0-          $-0-
                      2003     $110,000     $-0-       $-0-                 $-0-          -0-            $-0-          $-0-

Stephen F. Ross,      2004     $0           $-0-       $-0-                 $-0-          -0-            $-0-          $-0-
CFO, Secretary        2003     $60,000      $-0-       $-0-                 $-0-          -0-            $-0-          $-0-
                      2002     $28,951      $                                             1,000,0004



Employment Agreements

---------
1 In March 2002, prior to Mr. De Vreese becoming an officer or director of the Company, the Company issued to Mr. De Vreese 1,000,000 shares of Common Stock underlying options, which vested on March 29, 2002 and have an exercise price of $0.05 (fair market value at date of grant) per share.

2 These amounts are consulting fees paid by Remedent N.V. to Lausha, N.V. and Lident N.V., both companies controlled by Mr. De. Vreese, pursuant to an oral consulting agreement between these companies and Remedent N.V.

3 In March 2002, prior to Mr. List becoming an officer or director of the Company, the Company issued to Mr. List 1,000,000 shares of Common Stock underlying options which vested on March 29, 2002 and have an exercise price of $0.05 (fair market value at date of grant) per share, however Mr. List was not an officer of the Company during fiscal year 2002.

4    In March 2002 the  Company  issued to Mr. Ross  1,000,000  shares of Common
     Stock underlying options which vested on March 29, 2002 and have an exercise price of $0.05 (fair market value at date of grant) per share.

While we do not currently have any employment agreements, we anticipate having employment contracts with executive officers and key personnel as necessary, in the future.

Compensation of Directors

Our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings. However, at the discretion of the Board, we may periodically issue stock options to under our stock option plan to directors.

Stock Option Plan

On May 29, 2001, the Board of Directors adopted an Incentive and Nonstatutory Stock Option Plan, reserving 5,000,000 shares underlying options for issuance under this stock option plan. There is a restriction that no more than 1,000,000 options may be granted to any one individual or entity in any one calendar year under the stock option plan. As of March 31, 2004, 4,200,000 options were outstanding.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Remedent USA, Inc.

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


------------------------------------------ ---------------------- ----------------------
Name and address of beneficial owner          Number of Shares(1)   Percent of class
------------------------------------------ ---------------------- ----------------------
Guy De Vreese (2)                                  7,094,971             17.40%
(Chairman)
Xavier de Cocklaan 42
9831 Deurle, Belgium
------------------------------------------ ---------------------- ----------------------
Robin List (3)
(Director, CEO)
Xavier de Cocklaan 42                              3,212,500              7.92%
9831 Deurle, Belgium
------------------------------------------ ---------------------- ----------------------
Stephen Ross (4)
(Director, CFO)
1921 Malcolm #101                                  1,289,916              3.16%
Los Angeles, CA 90025
------------------------------------------ ---------------------- ----------------------
Fred Kolsteeg (5)
(Director)
Managelaantje 10                                   2,200,000              5.52%
3062 CV Rotterdan
The Netherlands
------------------------------------------ ---------------------- ----------------------


------------------------------------------ ---------------------- ----------------------
Name and address of beneficial owner          Number of Shares(1)   Percent of class
------------------------------------------ ---------------------- ----------------------
All Officers and Directors as a group              13,797,387            31.84%
(4 persons)
------------------------------------------ ---------------------- ----------------------
Kenneth Hegemann and Rebecca Inzunza (6)
1220 Birch Way                                     7,112,495             17.93%
Escondido, CA 92097
------------------------------------------ ---------------------- ----------------------
Jonathan J. Marine (7)
448 21st Street                                    2,400,000              6.03%
Manhattan Beach, CA 90266
------------------------------------------ ---------------------- ----------------------

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

(2) Guy De Vreese holds 1,060,000 shares in his own name, including 1,000,000 shares of Common Stock underlying options which vested on March 29, 2002 and have an exercise price of $0.05 per share; 2,784,971 shares of Common Stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese, including 26,400 shares of Common Stock underlying warrants which vested on 06/15/02and have an exercise price of $0.50 per share; 1,250,000 shares held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese, including 173,600 shares of Common Stock underlying warrants which became exercisable on August 21, 2002; and 2,000,000 shares of Common Stock in the name of Lident, N.V., a Belgian company of which Guy De Vreese is the principal.

(3) Includes 1,000,000 shares of Common Stock underlying options which vested on March 29, 2002 and have an exercise price of $0.05 per share.

(4) Includes 1,000,000 shares of Common Stock underlying options which vested on March 29, 2002 and have an exercise price of $0.05 per share and 250,000 shares of Common Stock underlying options which vested on April 8, 2004 and have an exercise price of $0.10 per share.

(5) Consists of 1,000,000 shares held in his own name, including 100,000 shares of Common Stock underlying options which vested on March 29, 2002 and have an exercise price of $0.05 per share, 1,000,000 shares of Common Stock held by Kolsteeg Beleggingsmaatschappij B.V., a Dutch company of which Fred Kolsteeg is the principal, and 200,000 shares of Common Stock underlying warrants held by Kolsteeg Beleggingsmaalschappij B.V. with an exercise price of $0.50 per share.

(6) Consists of 1,045,000 shares in the name of Kenneth Hegemann, including 100,000 shares of Common Stock underlying options which vested on March 29, 2002 and have an exercise price of $0.05 per share; 2,679,495 shares in the name of Rebecca Inzunza; and 3,388,000 shares in the name of Dental Advisors, Inc., of which Kenneth Hegemann and Rebecca Inzunza are principals. Kenneth Hegemann and Rebecca Inzunza are married.

(7) Includes 250,000 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of June 21, 2002.

Remedent N.V.

The following table sets forth as of March 31, 2003 certain information relating to the ownership of the common stock of our operating subsidiary, Remedent N.V., by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of Remedent N.V.'s Directors, (iii) each of Remedent N.V's executive officers, and (iv) all of Remedent N.V.'s executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.


-------------------------------------------------- --------------------------- ----------------------
Name and address of beneficial owner                    Number of Shares(1)        Percent of class
-------------------------------------------------- --------------------------- ----------------------
Guy De Vreese (2)                                            7,171                    71.71%
(CEO, Director)
Xavier de Cocklaan 42
9831 Deurle, Belgium
-------------------------------------------------- --------------------------- ----------------------
Robin List
(Managing Director, Director)
Xavier de Cocklaan 42                                         629                      6.29%
9831 Deurle, Belgium
-------------------------------------------------- --------------------------- ----------------------
All Officers and Directors as a group                        7,800                      78%
(2 persons)
-------------------------------------------------- --------------------------- ----------------------
Remedent USA                                                 2,200                     22.0%
-------------------------------------------------- --------------------------- ----------------------
Lausha N.V. (3)                                              7,171                    71.71%
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

(2) Guy De Vreese is a beneficial owner 7,171 shares of Remedent N.V. stock in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese.

(3)      Lausha N.V. is a Belgian company controlled by Guy De Vreese.


ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 14, 2002, we entered into an Asset Purchase Agreement with Famcare 2000, LLC, a Nevada limited liability company, owned and operated by Rob Hegemann, the son of Ken Hegemann, who a director of the Company. On March 14, 2002, we entered into an Asset Purchase Agreement selling our Remedent Toothbrush division to Famcare 2000, LLC,. (See "Certain Relationships and Related Transactions.") The Agreement provided for the sale of the old Remedent Toothbrush business, which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002. The business, which engages in the worldwide distribution of the Remedent Toothbrush, had been our sole activity since 1996. As a condition of the sale, Famcare 2000 agreed to assume responsibility for the liabilities relating to the toothbrush business, which liabilities exceeded the value of the toothbrush business by approximately $310,000. Therefore the terms of the agreement provided for Company to issue 750,000 shares of common stock to Famcare 2000 in consideration of Famecare 2000 taking over the toothbrush business and assuming responsibility for the related liabilities. Famcare 2000 received an effective price of $0.41 per share, representing an approximate 400% premium over the Company's market value at the time. This transaction was not consummated until September 2002, 20 days following the mailing to our shareholders of a Definitive Information Statement on Schedule 14C for this transaction.

On February 11, 2002 Guy De Vreese, our Chairman of the Board, loaned approximately $250,000 to our subsidiary, Remedent NV. In connection with Guy De Vreese's loan, on February 11, 2002 the Company established a line of credit with ING (formerly Bank Brussel Lambert) for (euro)250,000 ($218,100 at March 31, 2002) in order to secure repayment of the loan. In connection with the line of credit, on February 12, 2002, Remedent NV entered into a loan agreement for
(euro)125,000  ($109,050 at March 31, 2002),  with Dental Marketing  Development
N.V ("DMD"), company owned and operated by Guy De Vreese. Due to the insufficient assets maintained by Remedent NV as of the date of the line of credit, ING imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Remedent NV use the line of credit repay in full the125,000 outstanding balance on BBL's existing line of credit to Dental Marketing Development N.V ("DMD"). Therefore, Guy De Vreese personally guaranteed the (euro)250,000 BBL line of credit and Remedent NV drew
(euro)125,000 from this line of credit to repay DMD and booked this amount as an interest-free loan to DMD. DMD must repay this loan (i) if the line of credit is cancelled by BBL due to insufficient security, (ii) if Remedent NV finds other facilities to secure payment of Guy De Vreese's funds and no longer needs the line of credit, or (iii) Remedent NV is still using the line of credit but has found other facilities to secure payment of Guy De Vreese's funds. Remedent NV did not take any procedural steps to insure fairness in the terms of this transaction to the Company or to Remedent NV. The terms of this arrangement were documented in an agreement dated December 2, 2002, entered into by Remedent NV, Guy De Vreese and DMD.

On March 23, 2004, the Company issued 2,000,000 shares of common stock to Lident N.V., a Belgium corporation partly owned and controlled by Mr. Guy De Vreese, our Chairman of the Board, and 1,000,000 shares of common stock to Robin List, the Company's CEO. These shares were issued pursuant to an agreement dated March 20, 2002 for New BitSnap, N.V., a predecessor company of Lident N.V., to receive 3,000,000 shares of Company common stock in repayment of a debt of $240,000 owed to New BitSnap, N.V. for $201,000 in consulting services and $39,000 in advanced expenses from March 1, 2001 through March 31, 2002. The consulting services consisted of the set-up and implementation of the Remedent N.V. and were provided pursuant to an oral agreement, prior to Mr. De Vreese becoming an officer and director of Remedent USA, Inc. At the request of Lident N.V. the 1,000,000 of the shares due to Lident N.V. were issued to Robin List to satisfy debts between Lident N.V. and Robin List.

On March 23, 2004, pursuant to an agreement dated March 20, 2002, the Company issued 712,500 shares of common stock to Robin List, its CEO, in repayment of $57,000 in accrued fees for consulting services by Robin List from March 1, 2001 to March 31, 2002. The consulting services consisted of the set-up and implementation of the Remedent N.V. and were provided pursuant to an oral agreement, prior to Mr. List becoming an officer and director of Remedent USA, Inc.

On March 23, 2004, the Company also issued 500,000 shares of Common Stock to Robin List pursuant to an oral agreement for consulting services valued at $22,700 related to developing the IMDS business concept. The consulting services consisted of supplying Dutch dentists to serve as customers of IMDS and Belgium dentists to work in the Netherlands.

Also pursuant to the March 20, 2002 agreement, on March 23, 2004, the Company issued 60,000 shares of common stock to Guy De Vreese, its Chairman of the Board, in repayment of $30,000 in accrued fees for consulting services by Guy De Vreese from March 1,2001 to March 31, 2002. The consulting services were provided prior to Mr. De Vreese becoming an officer and director of Remedent USA, Inc. and pursuant to an oral agreement and consisted of the set-up and implementation of Remedent N.V.

On March 23, 2004, the Company issued 1,250,000 shares of common stock to Lausha N.V., a Belgian company controlled by Guy De Vreese, our Chairman of the Board. Lausha N.V. purchased these shares for $0.08 per share for a total price of $100,000 on January 11, 2002. The company invested $100.000 in Remedent at $0.08 per share.

On March 23, 2004, the Company issued 39,916 shares of common stock to Stephen Ross, the Company's CFO, in payment of a debt consisting of $19,959 accrued as of March 31, 2003 for his services as CFO.

On March 23, 2004,  the Company issued 945,000 shares of common stock to Kenneth
J. Hegemann, a former director, in repayment of $472,500 of debts owed to Mr. Hegemann and parties affiliated with him. These debts consisted of $195,975 owed to Mr. Hegemann in unpaid salary, $179,473 owed to his wife and former CEO of the Company, Rebecca Inzunza, in unpaid salary, $8,914 owed to his son, Robert Hegemann in unpaid salary, $23,353 owed to Mr. Hegemann in interest on these debts, $26,010 owed to CRA Labs, a company controlled by Mr. Hegemann, for expenses advanced by CRA Labs on behalf of the Company, and $26,245 owed to Famcare 2000, a company affiliated with Mr. Hegemann, in connection with the sale of the toothbrush division.

Guy De Vreese, our Chairman of the Board, is the managing director of our subsidiary, Remedent N.V. Mr. De Vreese provides his services as Remedent N.V.'s Managing Director through two companies, Lausha, N.V. and Lident N.V. Lausha, N.V. and Lident N.V. have consulting arrangements with Remedent N.V. to provides Mr. De Vreese's services and are both companies controlled by Mr. De Vreese. Lausha N.V. and Lident N.V. received a combined total of $214,000 paid in cash and stock as compensation for these services. The Company expects to pay these companies an aggregate of approximately $ 214,000 in consulting fees for services in fiscal year 2005.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

None.

Exhibits

2.1      Stock Exchange Agreement with Resort World Enterprises, Inc.(1)

3.1 Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986(1)

3.2 Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986(1)

3.3      Amendment  to  Articles  of  Incorporation  changing  name  from  Cliff
         Typographers,   Inc.,   a  Nevada   corporation,   to  Cliff   Graphics
         International, Inc., a Nevada corporation, dated January 9, 1987(1)

3.4 Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995(1)

3.5 Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997(1)

3.6      Amendment  to  Articles  of  Incorporation   changing  name  from  Dino
         Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998(1)

3.7 Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent USA, Inc., dated October 5, 1998(1)

3.8      By-laws1

10.1     Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001(1)

10.6     Loan Agreement, dated September 9, 2001(1)

10.7 Investment Banking Agreement with Lincoln Equity Research, LLC, dated September 13, 2001(1)

10.8     Stock Purchase  Agreement  with Dental  Advisors,  dated  September 14,
         2001(1)

10.9     Loan Agreement, dated September 21, 2001(1)

10.10    Renegotiated Loan Agreement, dated December 21, 2001(1)

10.11    Asset Purchase Agreement for IMDS, dated January 15, 2001(1)

10.12    Line of Credit Agreement, dated February 11, 2002(1)

10.13    Loan Agreement, dated February 12, 2002(1)

10.14    Repayment Agreement, dated March 20, 2002(1)

10.15    Repayment Agreement, dated January 24, 2002(1)

10.16    Stock Purchase Agreement, dated January 11, 2002.(1)

10.17    Repayment Agreement, dated April 26, 2002(1)

10.18    Repayment Agreement, dated May 1, 2002(1)


---------
1 Incorporated by reference from Registration Statement on Form SB-2 filed by the Company on July 24, 2002.

10.19    Repayment Agreement, dated May 1, 2002(1)

10.20    Repayment Agreement, dated May 1, 2002(1)

10.21    Stock Purchase Agreement, dated May 1, 2002(1)

10.22    Code of Ethics, adopted March 25, 2003

10.23    Convertible Promissory Note dated March 23, 2004

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

Reports on Form 8-K:

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


Farber & Hass LLP is the Company's independent auditor. Farber & Hass LLP performed the services listed below and was paid the fees listed below.

Audit Fees

Farber & Hass LLP billed aggregate fees of approximately $42,050 for year ended March 31, 2004 and approximately $42,699 for year ended March 31, 2003 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB.

Tax Fees

Farber & Hass LLP did provide and billed for professional services during the two years ended March 31, 2004 in connection with tax advise, tax compliance for the total amount of $ 2500

All Other Fees

Farber & Hass LLP did not provide or bill for any other professional services during the two years ended March 31, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REMEDENT USA, INC.


Dated: July 13, 2004                     /s/  Robin List
                                         ---------------------------------------
                                         By:  Robin List
                                         Its: Chief Executive Officer (Principal
                                              Executive Officer) and Director


Dated: July 13, 2004                     /s/  Stephen F. Ross
                                         ---------------------------------------
                                         By:  Stephen F. Ross
                                         Its: Chief Financial Officer (Principal
                                              Financial Officer and Principal
                                              Accounting Officer) and Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Remedent USA Inc.:

We have audited the accompanying consolidated balance sheet of Remedent USA, Inc. (the "Company") as of March 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.



/s/ Farber & Hass LLP
May 28, 2004
Camarillo, California

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004




                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                        $       564
   Investments, available for sale                                      171,818
   Accounts receivable, net                                           1,347,613
   Due from related party                                               147,887
   Inventories, net                                                     431,314
   Prepaid expense                                                       21,742
                                                                    -----------

          TOTAL CURRENT ASSETS                                        2,120,938

PROPERTY AND EQUIPMENT, NET                                              44,316
                                                                    -----------

          TOTAL ASSETS                                              $ 2,165,254
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Line of credit                                                   $   245,660
   Accounts payable                                                     667,961
   Due to related parties                                               127,960
   Due to non related parties                                           744,372
   Accrued liabilities                                                  348,491
   Notes payable                                                        184,857
                                                                    -----------

          TOTAL CURRENT LIABILITIES                                   2,319,301
                                                                    -----------

Minority interest in Remedent N.V.                                      704,074

STOCKHOLDERS' DEFICIT
   Common stock (50,000,000 shares authorized,
   $0.001 par value; 39,579,158 shares issued and outstanding)           39,579
   Additional paid-in capital                                         4,880,932
   Accumulated deficit                                               (5,708,761)
   Common stock subscribed (372,816 shares)                                 373
   Accumulated other comprehensive (loss)
     (foreign currency translation adjustment)                          (70,244)
                                                                    -----------

          TOTAL STOCKHOLDERS' DEFICIT                                  (858,121)
                                                                    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $ 2,165,254
                                                                    ===========

                       REMEDENT USA, INC. AND SUBSIDIARES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                              Year Ended
                                               March 31,
                                       --------------------------
                                           2004           2003
                                       -----------    -----------

NET SALES                              $ 5,234,855    $ 1,969,144

COST OF SALES                            2,413,920      1,062,681
                                       -----------    -----------

GROSS PROFIT                             2,820,935        906,463
                                       -----------    -----------

OPERATING EXPENSES
   Research and development                 90,700         93,186
   Sales and marketing                     159,723         64,132
   General and administrative            1,828,383      1,354,554
   Depreciation and amortization            23,540         21,804
   Impairment loss for IMDS Goodwill             0        330,000
                                       -----------    -----------

         TOTAL OPERATING
             EXPENSES                    2,102,346      1,863,676
                                       -----------    -----------

INCOME (LOSS) FROM OPERATIONS              718,589       (957,213)
                                       -----------    -----------

OTHER INCOME (EXPENSES)
   Interest expense                       (130,422)       (70,356)
   Interest/other income                    19,300         21,195
                                       -----------    -----------

         TOTAL OTHER
          INCOME (EXPENSES)               (111,122)       (49,161)
                                       -----------    -----------

INCOME (LOSS) BEFORE
  INCOME TAXES                             607,467     (1,006,374)

MINORITY INTEREST IN
   REMEDENT N.V                           (639,258)             0

INCOME TAX BENEFIT (EXPENSE)                     0              0
                                       -----------    -----------
NET INCOME (LOSS)                      $   (31,791)   $(1,006,374)
                                       ===========    ===========

                       REMEDENT USA, INC. AND SUBSIDIARES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003



INCOME (LOSS) PER SHARE
       Basic                           $        (0.00)   $       ( 0.03)
                                       ===============   ==============
       Diluted                         $        (0.00)   $       ( 0.03)
                                       ===============   ==============

WEIGHTED AVERAGE SHARES
     OUTSTANDING
       Basic                                31,742,276       30,855,308
                                       ===============   ==============
       Diluted                              33,819,890       30,855,308
                                       ===============   ==============


                                                 REMEDENT USA, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                             FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                                                         Accumulated
                                                                   Additional                  Common          Other
                                                                      Paid-in Accumulated       Stock  Comprehensive
                                                   Shares  Amounts    Capital     Deficit  Subscribed          (loss)      Total
                                               ---------- -------- ---------- -----------  ----------  -------------   ---------
Balance, March 31, 2002                        30,824,058   30,824  4,000,194  (4,670,596)          0        (88,714)   (728,292)
                                                                                                                               0
Common stock issued under private placements       62,500       63      4,937           0           0              0       5,000
Subscription receivable                                 0        0          0           0           0         77,848      77,848
Common stock subscribed                                 0        0          0           0     438,357              0     438,357
Minority interest in Remedent N.V.                      0        0          0           0           0              0           0
Cumulative translation adjustment                       0        0          0           0           0        (37,328)    (37,328)
Net loss                                                0        0          0  (1,006,374)          0              0  (1,006,374)
                                                                                                                               0
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                        30,886,558   30,887  4,005,131  (5,676,970)    438,357        (48,194) (1,250,789
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                               0
Common stock issued under private placements      375,000      375     29,625           0     (30,000)             0           0
Common stock issued for:                                                                                                       0
   Sale of toothbrush division                    750,000      750    334,964           0           0              0     335,714
   Consulting services                          4,172,500    4,172    280,391           0    (284,563)             0           0
   Repayment of working capital loans, accrued    595,100      595     60,389           0     (60,984)             0           0
   expenses and accrued payroll
   Purchase of shares in PureWhite International  105,000      105      3,177           0           0              0       3,282
   Settlement of consulting services              500,000      500     22,200           0     (15,187)             0       7,513
   Payment of related parties debts and payroll   945,000      945     46,305           0     (47,250)             0           0
   Private placement                            1,250,000    1,250     98,750           0           0              0     100,000
Cumulative translation adjustment                       0        0          0           0           0        (22,050)    (22,050)
Net loss                                                0        0          0     (31,791)          0              0     (31,791)
                                                                                                                               0
                                                                                                                               0
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                        39,579,158   39,579  4,880,932  (5,708,761)        373        (70,244)   (858,121
================================================================================================================================

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003



                                                       2004           2003
                                                   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                      $   (31,791)   $(1,006,374)
   Adjustments to reconcile net cash
     (used) by operating activities:
          Depreciation                                   8,043          1,749
        Amortization                                    16,594         16,594
          Stock for services and interest                    0          6,225
          Impairment loss on IMDS Goodwill                   0        330,000
          Allowance for doubtful accounts              (63,264)             0
          Reserve for obsolescence                      28,681              0
   Minority Interest                                   639,258              0
   Changes in operating assets and liabilities:
     Accounts receivable                            (1,106,336)       (19,941)
     Notes receivable                                        0         (1,615)
     Inventories                                      (343,165)         2,953
     Prepaid expenses                                   17,301          1,198
     Accounts payable                                  215,205         87,593
     Accrued liabilities                                81,213         (1,127)
     Other assets                                        1,790          1,611
                                                   -----------    -----------
        NET CASH (USED) BY
           OPERATING ACTIVITIES                       (536,471)      (581,134)
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                              (24,907)             0
   Investments                                        (171,818)             0
   Notes from related parties                          (10,939)             0
                                                   -----------    -----------

        NET CASH PROVIDED (USED) BY
            INVESTING ACTIVITIES                      (207,664)             0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments and proceeds from notes payable         85,414        (33,537)
   Net payments and proceeds from line of credit       (15,912)        76,353
   Proceeds from sale of common stock                  100,000        607,743
   Subscription receivable                                   0       (145,319)
   Payments to related parties                               0         (5,952)
   Notes to related parties                            588,555         56,825
                                                   -----------    -----------
        NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                       766,749        556,113
                                                   -----------    -----------

                       REMEDENT USA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003



                                                       2004           2003
                                                   -----------    -----------
NET (DECREASE) IN CASH
   AND CASH EQUIVALANTS                            $    22,051    $   (25,021)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                         (21,870)        (6,919)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                         0         31,940
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                     $       564    $         0
                                                   ===========    ===========


SUPPLEMENTAL NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

During the quarter ended June 30, 2003, the Company issued 637,916 shares of common stock for the repayment of $84,406 in accrued expenses.

During the quarter ended June 30, 2003, the Company issued 1,810,000 shares of common stock for the full settlement of $107,778 in notes payable and $10,000 in accrued interest.

During the quarter ended June 30, 2003, the Company issued 125,000 shares of common stock for the repayment of $10,000 in accounts payable indebtedness.

During March 2004, the Company issued 3,000,000 shares of common stock in payment of services.

During March 2004, the Company issued 772,500 shares of common stock in payment of consulting fees for a total of $87,000.

During March 2004, the Company issued 945,000 shares of common stock in repayment of related party debts and payroll for a total of $472,550.

During March 2004, the Company issued 500,000 shares of common stock for the settlement of consulting fees for a total of $22,700.


Supplemental Information:
 Interest paid                   $ 111,118         $  70,603
 Taxes                           $       0         $     800

                       REMEDENT USA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003




                                                           Year Ended
                                                            March 31,
                                                   --------------------------
                                                       2004          2003
                                                   -----------    -----------

NET (LOSS)                                         $   (31,791)   $(1,006,374)

OTHER COMPREHENSIVE
  INCOME (LOSS):
     Foreign currency translation
       adjustment                                      (21,870)       (37,328)
                                                   -----------    -----------
COMPREHENSIVE (LOSS)                               $   (53,661)   $(1,043,702)
                                                   ===========    ===========

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1   GENERAL

         The accompanying audited consolidated financial statements include the accounts of Remedent USA, Inc. (Incorporated in Delaware) and it's two subsidiaries, Remedent NV (Belgian corporation) located in Deurle,
         Belgium, and Remedent Professional, Inc. (Incorporated in California)(Collectively, the "Company"). Remedent USA, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. has been dormant since inception. At March 31, 2004, Remedent USA owned 22% of Remedent NV, a manufacturer of professional dental equipment for use by dentists. Since the other shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it has "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements", The Company has consolidated the financial position and results of operations of Remedent NV. Remedent Professional Inc., a wholly owned subsidiary of Remedent USA is the United States of America sales organization for equipment manufactured by Remedent NV. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

         Concentration of Risk

         Financial  Instruments  -  Financial  instruments,   which  potentially
         subject  the  Company  to  concentrations   of  credit  risk,   consist
         principally of trade accounts receivable.

         Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the
         Company's customer base and their dispersion across different geographic areas. At March 31, 2004, one customer accounted for 76% of the Company's trade accounts receivable. This number represents the collective receivable on the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

         Purchases - The Company relies primarily on two suppliers for its products (Diamond Wipes International, and Eurosep). The loss of a supplier would have a material impact on the Company's operations in that the Company would have to establish new relationships with similar suppliers or produce the product in house. Purchases from these suppliers for the year ended March 31, 2004 totaled 35% and 18% of gross purchases.

         Revenues - for the year ended March 31, 2004, the Company had one group of customers (represented by Omega Pharma NV) who's sales were 45% of total revenues.

         Revenue Recognition

         Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded. The Company recognizes revenue in accordance with Staff Accounting Bulletin 101.

         Impairment of Long-Lived Assets

         Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2004, management believes there was no impairment of the Company's long-lived assets.

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

         Investments, Available for Sale

         The Company accounts for investments, available for sale, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of all marketable securities as held-to-maturity, available for sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At March 31, 2004 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers' methods of determining the cost basis in computing realized gains and losses on the sale of its available for sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

         Accounts Receivable and Allowance for Doubtful Accounts

         The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of March 31, 2004 and 2003, the allowance for doubtful accounts was $27,353 and $90,617, respectively. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

         Prepaid Expense

         The Company's prepaid expense consists of prepayments to suppliers for inventory purchases and to the Belgium customs department, to obtain an exemption of direct VAT payments for imported goods out of the European Union ("EU"). This prepayment serves as a guarantee to obtain the facility to pay VAT at the moment of sale and not at the moment of importing goods at the border.

         Property and Equipment

         Property  and  equipment  are  stated  at  cost.   Major  renewals  and
         improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

         The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

             Tooling                            3 Years
             Furniture and fixtures             4 Years

         Customers Outside of the United States

         Sales to customers outside of the United States were 99% of total sales for the year ended March 31, 2004 and 100 % of total sales for the year ended 2003. The sales were made mostly to customers in countries that are members of the European Union ("EU").

                                                 March 31,    March 31,
                                                   2004         2003
                                                ----------   ----------
         Local sales                            $   48,704   $        0
         Foreign sales                          $5,186,151   $1,969,144
                                                ----------   ----------

           Total sales                          $5,234,855   $1,969,144
                                                ==========   ==========


         Research and Development Costs

         The Company expenses research and development costs as incurred.

         Advertising

         Costs incurred for producing and communicating advertising are expensed when incurred and included selling, general and administrative expenses. For the years ended March 31, 2004 and 2003, consolidated advertising expense amounted to $160,636 and 30,076, respectively.

         Income taxes

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred taxes are recognized for temporary differences in the bases of assets and liabilities for financial statement and income tax reporting as well as for operating losses and credit carry forwards. A provision has been made for income taxes due on taxable income and for the deferred taxes on the temporary differences. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Warranties

         The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company's suppliers and sub-contractors, the Company has made no provision for warranty costs.


         Impact of New Accounting Standards

         In June of 2003, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after March 31, 2003 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted the provisions of SFAS 146 effective January 1, 2004.

         In March 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, "Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The alternative methods of transition of SFAS 148 are effective for fiscal years ending after March 15, 2003. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after March 15, 2003 and has been incorporated into these consolidated financial statements and accompanying footnotes.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2004, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2004. The Company will adopt this Statement on July 1, 2004. The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

         In April 2003, the FASB issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement NO. 13, and Technical Corrections." This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. and an amendment of that statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishment of debt. These gains or losses should now be reported before extraordinary items, unless the two requirements for extraordinary items are met. This statement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

         The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2003. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary shall be reclassified. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2003.


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


         Conversion of Foreign Currencies

         The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company's European subsidiary, Remedent N.V. is the Euro. The functional currency for Remedent Professional, Inc. is the U.S. dollar. The Company translates foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' deficit.


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

NOTE 3   INVESTMENTS, AVAILABLE FOR SALE

         The following is a summary of the Company's investments, available for sale as of March 31, 2004:

         Private bonds                             $    15,464
         Fixed income mutual funds                     156,354
                                                   -----------
           Total                                   $   171,818
                                                   ===========


NOTE 4   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         A summary of accounts receivable and allowance for doubtful accounts is as follows:


         Accounts receivable                       $ 1,374,966
         Allowance for doubtful accounts                27,353
                                                   -----------

         Net accounts receivable                   $ 1,347,613
                                                   ===========

         Allowance for doubtful accounts:

         Balance, April 1, 2003                    $    90,617
         Decrease in estimate of provision
           for doubtful accounts                       (63,264)
                                                   -----------
         Balance, March 31, 2004                   $    27,353
                                                   ===========


NOTE 5   DUE FROM RELATED PARTIES

         On February 12, 2003,  Remedent NV entered  into a loan  agreement  for
         (euro) 125,000 (US $152,225 at March 31, 2004), with a company owned and operated by Guy De Vreese, the Company's Chairman. The agreement was entered into in connection with a line of credit established with the bank ING (Formerly Bank Brussel Lambert ("BBL")) for amounts up to
         (euro) 250,000 (US $304,450 at March 31, 2004) (see Note 7). Due to the
         insufficient assets maintained by the Company as of inception date of the line of credit, the ING (Formerly BBL) imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) another company owned by Mr. De Vreese was required to repay its existing line of credit in full. As such, the loan received was utilized to repay the other company's existing line of credit. Repayment of the loan will occur upon the Company's ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.


NOTE 6   INVENTORIES

         Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                                     March 31,    March 31,
                                                       2004          2003
                                                   -----------    -----------
 Raw materials                                     $     5,839    $    88,717
 Finished goods                                        462,324         36,281

 Less: Inventory reserve                               (36,849)        (8,168)
                                                   -----------    -----------
Inventories, net                                   $   431,314    $   116,830
                                                   ===========    ===========


NOTE 7   PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:


                                                     March 31,    March 31,
                                                       2004          2003
                                                   -----------    -----------
Tooling                                            $    49,782    $    49,782
 Furniture and fixtures                                 41,268         16,361
 Less accumulated depreciation                         (46,734)       (22,097)
                                                   -----------    -----------
 Property and equipment, net                       $    44,316    $    44,046
                                                   ===========    ===========


NOTE 8   GOODWILL

         On January 15, 2003, Remedent NV acquired a concept and related assets named, International Medical & Dental Support ("IMDS") for dental practitioner outsourcing. At the time of the acquisition, there was a shortage of dentists in Holland and a surplus of dentists in Belgium. The idea behind IMDS was to place Belgium dentists in Dutch dental offices. The acquisition was for a total of 6,000,000 shares of common stock, valued at $330,000. The value of the common shares issued was determined based on the market price of the Company's common stock on the date of acquisition. The assets the Company acquired consisted of the following: a business plan for the concept with supporting market data, a software package, two staff members who had experience in telemarketing, a list of Belgium dentists, a list of Dutch dentists, forms of contracts, and a website domain name. IMDS had no physical facilities or operations.

         On January 1, 2003, the Company adopted SFAS 142 and has ceased amortization of goodwill, which is deemed to have an indefinite life. Under the new rules, the Company is no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment. SFAS 142 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142, management annually assesses the present value of the projected cash flows of the acquired business.

         As of the year ended March 31, 2003, management deemed the IMDS Goodwill to be fully impaired, as the dental outsourcing concept is now dormant. The Company recorded a 100% impairment reserve at March 31, 2003.


NOTE 9   LINE OF CREDIT

         On February 16, 2004, Remedent N.V. entered into a (euro) 1,050,000 (US $1,289,715 at March 31, 2004) Line of Credit Facility (the "Facility") with the ING bank (Formerly BBL), consisting of a (euro) 800,000 (US $982,640) credit line based on the companies receivable on the specific customer Omega Pharma N.V. and a (euro) 250,000 (US $307,075) general line of credit. Advances are approved by the bank based upon bonds issued and approved by Omega Pharma N.V. as settlement for Remedent's accounts receivable. Advances on this line will bear costs at a drawee rate of 7.55%. As of March 31, 2004, $546,683 (Euro 445,073) was
         received as advances under this line of credit against documents. The general line of credit is secured by the personal assets of Guy de Vreese, the Company's Chairman. As of March 31, 2004, $245,660 is outstanding under this line of credit.


NOTE 10  DUE TO RELATED PARTIES

                                                    March 31,       March 31,
                                                       2004           2003
                                                   -----------    -----------
  Borrowings from a former
  director in the form of
  convertible debentures                           $    69,002    $    69,002

Borrowings from employees
  in the form of working
  capital loans                                         58,958         58,958

 Borrowings in the form of
   working capital loans from
   entities controlled by officers
    of the Company                                     744,372        155,817
                                                   -----------    -----------
 Due to related parties                            $   872,332    $   283,777
                                                   ===========    ===========


         The convertible debentures issued to the former director are due on demand, bearing interest at 10% per annum, and are convertible into common stock at the sole discretion of the holder at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of March 31, 2004 and 2003, $27,372 and $20,472, respectively, were accrued for unpaid interest.

         Borrowings from employees and entities controlled by officers of the Company are due upon demand and bear no interest.

NOTE 11  ACCRUED LIABILITIES

         Accrued liabilities are summarized as follows:

                                                     March 31,      March 31,
                                                       2004           2003
                                                   -----------    -----------

Accrued interest                                   $    56,380    $    38,525
Accrued audit and tax fees                              32,883         77,500
Accrued consulting                                       4,500         61,500
Accrued social taxes                                   119,484         63,189
Accrued VAT                                             44,398              0
Accrued other                                           90,846         26,564
                                                   -----------    -----------
Accrued liabilities                                $   348,491    $   267,278
                                                   ===========    ===========


NOTE 12  NOTES PAYABLE

         Notes payable are summarized as follows:

                                                     March 31,      March 31,
                                                       2004           2003
                                                   -----------    -----------
Convertible Debentures:
  Maturity Dates: September 1, 2001 thru February 8, 2002
  Interest rate: 10% per annum
  Optional conversion rate: 30% of the average trading price (average of bid and ask) for the 30 days immediately prior to the maturity date.
  Debentures are unsecured.

  Unpaid principal balance                         $    73,578    $    78,576

Union Bank Debt:
  Maturity Dates: April 26, 2005
  Interest rate: 7,5% per annum
  Security All of the assets of the company

  Unpaid principal balance                              11,279         22,971

Convertible Promissory Note:
  Maturity Date: September 30, 2004
  Interest rate: 10% per annum
  Conversion rate: Balance of note shall be converted into the number of shares necessary to provide the note holder with two percent of the Company's outstanding shares of common stock, calculated on a fully diluted basis. Promissory note is secured by a first security interest in assets of the Company pursuant to the terms of the Security Agreement.

  Unpaid principal balance                             100,000              0
                                                   -----------    -----------

Notes payable                                      $   184,857    $   101,547
                                                   ===========    ===========

NOTE 13  INCOME TAXES

         Deferred taxes - United States

         The components of the deferred tax assets are as follows:

         Net operating loss carryforwards                         $ 1,229,000
         Accrued expenses and miscellaneous                            20,000
                                                                  -----------
                                                                    1,249,000
         Less valuation allowance                                  (1,249,000)
                                                                  -----------
         Net deferred tax assets                                  $         0
                                                                  ===========

         A reconciliation of valuation allowance is as follows:

         Balance, April 1, 2003                                   $ 1,074,000
         Addition for the period                                      175,000
                                                                  -----------
         Balance, March 31, 2004                                  $ 1,249,000
                                                                  ===========

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

         Tax Carryforwards in Belgium

         For the period ended March 31, 2004, Remedent N.V. has available approximately (euro) 496,452 (US $407,663 at March 31, 2004) of unused net operating loss carryforwards for Belgian income tax. These carryforwards have no expiration date.


         Tax Carryforwards in the United States

         For the period ended March 31, 2004, the Company had available approximately $1.2 million of unused net operating loss carryforwards for United States Federal Tax and approximately $0.5 million for the State of California Franchise Tax. These loss carryforwards begin to expire in the year 2013 if not previously utilized. The tax laws related to the utilization of the loss carryforwards are complex and the amount of the Company's loss carryforward that will ultimately be available to offset future taxable income may be subject to annual limitations resulting from changes in the ownership of the Company's common stock.

NOTE 14  CAPITAL TRANSACTIONS

         During May 2003, the Company completed the sale of the toothbrush division with the issuance of 750,000 shares of common stock to an entity controlled by Ken Hegemann, a former member of the Company's Board of Directors.

         During June 2003, the Company issued 400,000 shares of common stock in settlement of consulting fees in the amount of $20,000.

         During October 2003, the Company issued 375,000 shares of common stock in a private placement for $0.08 each for a total of $30,000.00.

         During December 2003, the Company issued 595,100 shares of common stock in payment of working capital loans, accrued expenses and accrued payroll for a total of $81,561.

         During December 2003, the Company issued 105,000 shares of common stock
         to  three   individuals  as  purchase  of  14.85%  share  in  PureWhite
         International BV for a total of $3,282.

         During March 2004, the Company issued 3,000,000 shares of common stock in payment of services to Robin List, the Company CEO and to Lident NV, a related party, (formerly known as New BitSnap NV), an entity controlled by Guy De Vreese, the Company's Chairman.

         During March 2004, the Company issued 772,500 shares of common stock to Robin List, the Company's CEO and Guy De Vreese, the Company's Chairman in payment of consulting fees for a total of $87,000.

         During March 2004, the Company issued 945,000 shares of common stock to Ken Hegemann, a former member of the Company's Board of Directors, and to Rebecca Inzunza, for Company CEO and the spouse of Mr. Hegemann, in repayment of related party debts and payroll for a total of $472,550.

         During March 2004, the Company issued 500,000 shares of common stock to Robin List, the Company's CEO, for the settlement of consulting fees for a total of $22,700.

         During March 2004, the Company issued 1,250,000 shares of common stock to Lausha NV, a related party entity controlled by Guy De Vreese, the Company's Chairman, in a private placement for $0,08 each for a total of $100.000

NOTE 15  STOCK OPTIONS

         The Board of Directors and stockholders approved the Nonstatutory Stock Option Plan (the "Plan") and adopted it on May 29, 2001. The Company has reserved 5,000,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors.

         Vesting terms of the options range from immediate to five years.

         The Company has elected to continue to account for stock-based compensation under the "Intrinsic Value" method of APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

         Asummary of the option activity for the year ended March 31, 2004, pursuant to the terms of the plan is as follows:

                                                                    Weighted
                                                      Shares        Average
                                                       Under       Exercise
                                                      Option         Price
                                                   -----------    -----------
         Options outstanding at April 1, 2003        4,620,900    $       .07
            Granted                                          0            .00
            Exercised                                        0            .00
            Cancelled and expired                     (420,900)           .26
                                                   -----------
         Options outstanding at March 31, 2004       4,200,000            .06
                                                   ===========

         3,340,000 shares are exercisable at March 31, 2004

         Information regarding stock options outstanding as of March 31, 2004 is as follows:


            Price range                            $       .05 -  $       .20
            Weighted average exercise price        $       .06
            Weighted average remaining
              contractual life                           7 years, 11 months

         The weighted average fair value of options granted for the year ended March 31, 2004 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

            Dividend yield                                                  0
            Expected volatility                                            50%
            Risk free interest rate                                     3.127%
            Expected life                                            10 years

         For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

         Net loss:
            As reported                                           $   (31,791)
            Proforma                                              $   (37,859)

         Income per share attributable to common stock:

         Basic
            As reported                                           $      (.00)
            Proforma                                              $      (.00)

         Diluted
            As reported                                           $      (.00)
            Proforma                                              $     (.00)


NOTE 16  COMMON STOCK PURCHASE WARRANTS

         The following is a summary of the stock purchase warrants outstanding as of March 31, 2004:

            Number of shares                                        3,206,300
            Price per share                        $       .10 -  $       .50
            Expiration date                January 11, 2007 - August 19, 2007


NOTE 17  COMMITMENTS AND CONTINGENCIES

         REAL ESTATE LEASE

         The Company leases its office and warehouse facilities in Deurle from a related party under the following terms and conditions:

         1. Term - Month to month
         2. Size of  facility - 26,915  square feet
         3. Base rent - $ 8,017/month

         Rent expense for the years ended March 31, 2004 and 2003 was $96,200 and $79,106 respectively.

         AGREEMENT WITH OMEGA PHARMA NV

         On September 9, 2003 the Company entered into a five year distribution agreement with Omega Pharma NV ("Omega"). Omega has agreed to sell and distribute the trademark product "CleverWhite" in Belgium, Luxemburg, Spain, Portugal, the Netherlands and the United Kingdom as the Company's sole and exclusive distributor. During the year ended March 31, 2004, the Company had one group of customers (represented by entities related to Omega Pharma NV) whose sales were 45% of total revenues.

NOTE 18  SEGMENT INFORMATION

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


         The following is segment information for the years ended March 31, 2004 and 2003:





                                            European Operations


                           Professional        Dental         Total       United
                                 Dental      Employee      European       States
                               Products   Outsourcing    Operations   Operations        Total
                           ------------   -----------    ----------   ----------   ----------
         2004
         Net sales           $5,234,855            $0    $5,234,855           $0   $5,234,855
         Income (loss)
         from operations        893,119             0       893,119     (174,530)     718,589
         Total assets         2,165,254             0     2,165,254            0    2,165,254
         Depreciation and
         amortization            23,540             0        23,540            0       23,540
         Capital
         expenditures            24,907             0        24,907            0       24,907

         2003
         Net sales           $1,964,503        $4,641    $1,969,144           $0   $1,969,144
         Income (loss)
         from operations      (461,482)                   (461,482)     (495,731)    (957,213)
         Total assets           516,670             0       516,670            0      516,670
         Depreciation and
         amortization            21,804             0        21,804            0       21,804
         Capital
         expenditures                 0             0             0            0            0


NOTE 19  SUBSEQUENT EVENTS (Unaudited)

         In March 2004, a majority of the Company's shareholders executed a Majority Written Consent that authorizes of the following:

         o Acquire the remaining 78% of our subsidiary, Remedent N.V., that the Company does not now own. The consideration for this 78% will be the issuance of shares of our common stock. Following this acquisition, Remedent N.V. would be a wholly-owned subsidiary.

         o Amend the Company's Articles of Incorporation to (i) increase the number of authorized shares of Common Stock from 50,000,000 shares to 200,000,000 shares, (ii) implement a one for twenty reverse stock split, and (iii) change the Company's name from Remedent USA, Inc. to Remedent, Inc.

         o Following the Implementation of the reverse stock split, implement a 2004 Incentive and Nonstatutory Stock Option Plan, in which 800,000 shares of Common Stock would be reserved for issuance to employees, directors and consultants of the Company or any subsidiaries.

         The Company will not be able to act upon this majority written consent until 20 days following the latter of (i) the filing of a Definitive Information Statement on Schedule 14C with the SEC and (ii) the mailing of this Definitive Information Statement to our shareholders. In order to file this Definitive Information Statement, the Company will first need to file a Preliminary Information Statement and either (i) not receive any SEC comments on the Preliminary Information Statement or
         (ii) satisfactorily address any SEC comments received. Therefore, the Company could not act upon the majority written consent until all these actions are consummated. Therefore the Company has not retroactively revised the consolidated financial statements in accordance with SEC Staff Accounting Bulletin Topic 4C to reflect the effect of the possible reverse stock split.