Form 10QSB
period 2004-06-30
REMEDENT USA INC/AZ
filed 2004-08-16
CIK 1078037

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


XAVIER DE COCKLAAN 42, 9831 DEURLE, BELGIUM                      N/A
 (Address of principal executive offices)                     (Zip code)

                               011 32 9 321 70 80
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of July 27, 2004: 39,579,150

Transitional Small Business Disclosure Format (check one).  Yes [ ]   No [X]

                               REMEDENT USA, INC.

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                  June 30, 2004

     PART I - FINANCIAL INFORMATION                                                   PAGE
                                                                                      ----

     Item 1.  Interim Consolidated Financial Statements (Unaudited).........            1

      Consolidated Balance Sheet as of June 30, 2004........................            1

      Consolidated Statements of Income
      For the Three Month Periods Ended June 30, 2004 and 2003..............            2

      Consolidated Statements of changes in Stockholders' Deficits..........            3

      Consolidated Statements of Cash Flows
      For the Three Month Periods Ended June 30, 2004 and 2003..............            4

      Consolidated Statements of Comprehensive Loss
      For the Three Month Periods Ended June 30, 2004 and 2003..............            6

      Notes to Interim Consolidated Financial Statements....................            7

     Item 2.  Management's Discussion and Analysis or Plan of Operation.....           23

     Item 3.  Controls and Procedures   ....................................           32

     PART II - OTHER INFORMATION        ....................................           33

     Item 1.  Legal Proceedings  ...........................................           33
     Item 2.  Changes in Securities and Use of Proceeds.....................           33
     Item 3.  Defaults upon Senior Securities...............................           33
     Item 4.  Submission of Matters to Vote of Security Holders.............           33
     Item 5.  Other Information.............................................           33
     Item 6.  Exhibits and Reports on Form 8-K..............................           33

       (a)  Exhibits........................................................           33
       (b)  Reports on Form 8-K                                                        33

     Signatures.............................................................           34

                         PART I - FINANCIAL INFORMATION

    Item 1 - Interim Condensed Consolidated Financial Statements (Unaudited)

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                      $   211,825
Accounts receivable, net                       $   755,898
Due from related party                         $   146,370
Inventories, net                               $   332,348
Prepaid expense                                $    36,373
                                               -----------
Total current assets                             1,482,814
                                               -----------

PROPERTY AND EQUIPMENT, NET                         43,790
                                               -----------

TOTAL ASSETS
                                               $ 1,526,604

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Line of Credit                                 $   151,963
Accounts payable                                   445,221
Due to related parties                             127,960
Due to non-related parties                         238,798
Accrued liabilities                                248,529
Notes payable                                      184,857
                                               -----------
Total current liabilities                        1,397,328
                                               -----------

MINORITY INTEREST IN REMEDENT N.V                  942,812

STOCKHOLDERS' DEFICIT:
Common stock (50,000,000 shares authorized,
  $0.001 par value; 39,579,158 shares issued
  and outstanding)                                  39,579
Additional paid-in capital                       4,880,932
Accumulated deficit                             (5,657,379)
Common stock subscribed (372,816 shares)               373
Accumulated other comprehensive (loss)
  (foreign currency translation adjustment)        (77,041)
                                               -----------
Total stockholders' deficit                       (813,536)
                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $ 1,526,604
                                               ===========

                       REMEDENT USA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                           2004            2003
                                       ------------    ------------
NET SALES                              $  1,756,641    $    823,276

COST OF SALES                               810,849         432,017
                                       ------------    ------------

GROSS PROFIT                                945,792         391,259
                                       ------------    ------------

OPERATING EXPENSES:
Research and development                     29,502           2,604
Sales and marketing                          77,205          28,235
General and administrative                  519,986         337,454
Depreciation and amortization                 6,922           5,215
                                       ------------    ------------
Total operating expenses                    633,615         373,508
                                       ------------    ------------

INCOME FROM OPERATIONS                      312,177          17,751
                                       ------------    ------------

OTHER INCOME (EXPENSE):
Interest expense                            (22,057)        (22,166)
Interest and other income                         0           2,229
                                       ------------    ------------
Total other income (expense)                (22,057)        (19,937)
                                       ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES           290,120          (2,186)

MINORITY INTEREST IN REMEDENT N.V          (238,738)              0

INCOME TAXES                                      0               0
                                       ------------    ------------

NET INCOME (LOSS)                      $     51,382    $     (2,186)
                                       ============    ============


INCOME (LOSS) PER SHARE:
Basic                                  $       0.00    $      (0.00)
                                       ============    ============
Diluted                                $       0.00    $      (0.00)
                                       ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                    39,579,158      32,569,702
                                       ============    ============
Diluted                                  41,354,158      32,569,702
                                       ============    ============

                       REMEDENT USA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                                                                     Accumulated
                                                           Additional                    Common         Other
                                                            Paid-in     Accumulated      Stock      Comprehensive
                                Shares         Amount       Capital       Deficit      Subscribed      (Loss)          Total
                              -----------   -----------   -----------   -----------    -----------   -----------    -----------
BALANCE,
  MARCH 31, 2004               39,579,158        39,579     4,880,932    (5,708,761)           373       (70,244)      (858,121)

Cumulative translation
  adjustment                                                                                              (6,797)        (6,797)

Net income                                                                   51,382                                      51,382
                              -----------   -----------   -----------   -----------    -----------   -----------    -----------


BALANCE,
  JUNE 30, 2004                39,579,158        39,579   $ 4,880,932   $(5,657,379)   $       373   $   (77,041)   $  (813,536)
                              ===========   ===========   ===========   ===========    ===========   ===========    ===========

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                   2004         2003
                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $  51,382    $  (2,186)
Adjustments to reconcile net cash provided
  (used) by operating activities:
  Depreciation                                      6,769        5,214
  Allowance for doubtful accounts                    (281)           0
  Reserve for obsolescence                           (378)           0
  Minority Interest                               238,738            0
  Changes in operating assets and
    liabilities:
    Accounts receivable                           591,996     (104,025)
    Investment, available for sale                211,475
    Notes receivable                                1,517       (4,251)
    Inventories                                    99,344      (61,153)
    Prepaid expenses                              (14,631)       2,862
    Accounts payable                             (222,740)       4,645
    Accrued liabilities                          (605,536)     113,150
    Other assets                                        0         (421)
                                                ---------    ---------
Net cash provided (used) by
    operating activities                          357,655      (46,165)
                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                              (6,243)      (1,138)
Investments                                       (39,657)           0
Notes from related parties                              0      161,037
                                                ---------    ---------
Net cash provided by investing activities         (45,900)     159,899
                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments and proceeds from notes payable            0      266,800
Net payments and proceeds from line of credit     (93,697)     (42,709)
Net liabilities sold                                    0     (335,713)
                                                ---------    ---------
Net cash provided by financing activities         (93,697)    (111,622)
                                                ---------    ---------

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                               2004         2003
                                            ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS     218,058        2,112

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                         (6,797)      (2,112)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                               564            0
                                            ---------    ---------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                               $ 211,825    $       0
                                            =========    =========


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

                             2004      2003
                            -------   -------

SUPPLEMENTAL INFORMATION:
Interest paid               $22,057   $22,166
Taxes                       $     0   $     0

                       REMEDENT USA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                            2004       2003
                                          --------   --------

NET INCOME (LOSS)                         $290,120   $ (2,186)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment     58,020     50,861
                                          --------   --------

COMPREHENSIVE INCOME (LOSS)               $348,140   $ 48,675
                                          ========   ========

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1.       GENERAL

         The accompanying interim financial statements include the accounts of Remedent USA, Inc. (Incorporated in Delaware) and its two subsidiaries, Remedent NV (Belgian corporation) located in Deurle, Belgium, and Remedent Professional, Inc. (Incorporated in California) (Collectively, the "Company"). Remedent USA, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. has been dormant since inception. At June 30, 2004, Remedent USA owned 22% of Remedent NV, a manufacturer of professional dental equipment for use by dentists. Since the other shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it has "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements". The Company has consolidated the financial position and results of operations of Remedent NV. Remedent Professional Inc., a wholly-owned subsidiary of Remedent USA is the United States of America sales organization for equipment manufactured by Remedent NV. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Presentation

         The interim consolidated financial statements of Remedent USA, Inc. and Subsidiaries (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. Accordingly, you attention is directed to footnote disclosures found in the March 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

         Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas. At June 30, 2004, one customer accounted for 64% of the Company's trade accounts receivable. This number represents the collective receivable on the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

         Purchases - The Company relies primarily on three suppliers for its products (Lumatec, Eurosep and Carsan Engineering). The loss of a supplier would have a material impact on the Company's operations in that the Company would have to establish new relationships with similar suppliers or produce the product in house. Purchases from these suppliers for the period ended June 30, 2004 totaled 33%, 31% and 20% of gross purchases.

         Revenues - For the period ended June 30, 2004, the Company had one group of customers (represented by Omega Pharma NV) who's sales were 46% of total revenues.

         Revenue Recognition

         Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded. The Company recognizes revenue in accordance with Staff Accounting Bulletin 101.

         Impairment of Long-Lived Assets

         Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of June 30, 2004, management believes there was no impairment of the Company's long-lived assets.

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

         Accounts Receivable and Allowance for Doubtful Accounts

         The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of June 30, 2004, the allowance for doubtful accounts was $27,072. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

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

         The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

         Tooling                                      3 Years
         Furniture and fixtures                       4 Years

         Customers Outside of the United States

         Sales to customers outside of the United States were 99% of total sales for the period ended June 30, 2004 and 96% of total sales for the period ended June 30, 2003. The sales were made mostly to customers in countries that are members of the European Union ("EU").

                                              2004         2003
                                           ----------   ----------

         Sales inside the United States    $   14,632   $   36,303
         Sales outside the United States    1,742,009      786,973
                                           ----------   ----------

         Total sales                       $1,756,641   $  823,276
                                           ==========   ==========

         Research and Development Costs

         The Company expenses research and development costs as incurred.

         Advertising

         Costs incurred for producing and communicating advertising are expensed when incurred and included selling, general and administrative expenses. For the three months ended June 30, 2004 and 2003, consolidated advertising expense amounted to $43,445 and $28,235, respectively.

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


         Impact of New Accounting Standards

         In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS 132R. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers'Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the provisions of SFAS 132R on January 1, 2004. The adoption of this pronouncement is not expected to have a material effect on the Company's financial position, results from operations or cash flows.

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

3. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         A summary of accounts receivable and allowance for doubtful accounts is as follows:

         Accounts receivable                     $ 782,970
         Allowance for doubtful accounts           (27,072)
                                                 ---------

         Net accounts receivable                 $ 755,898
                                                 =========

         Allowance for doubtful accounts:

         Balance, April 1, 2004                  $  27,353
         Decrease in estimate of provision for
           doubtful accounts                          (281)
                                                 ---------

         Balance, June 30, 2004                  $  27,072
                                                 =========

         At June 30, 2004, the Company had $28,935 in accounts receivable that were 90 or more days past due.


4.       DUE TO RELATED PARTY

         On February 12, 2003, Remedent NV entered into a loan agreement for
         (euro) 125,000 (US $151,063 at June 30, 2004), with a company owned and operated by Guy De Vreese, the Company's Chairman. The agreement was entered into in connection with a line of credit established with the bank ING (Formerly Bank Brussel Lambert ("BBL")) for amounts up to
         (euro) 250,000 (US $302,125 at June 30, 2004) (See note 9). Due to the insufficient assets maintained by the Company as of inception date of the line of credit, the ING (Formerly BBL) imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) another company owned by Mr. De Vreese was required to repay its existing line of credit in full. As such, the loan received was utilized to repay the other company's existing line of credit. Repayment of the loan will occur upon the Company's ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.


5.       INVENTORIES

         Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                                     June 30,
                                                       2004
                                                       ----

                  Raw materials                     $   5,734
                  Finished goods                      363,085
                  Less inventory reserve              (36,471)
                                                    ---------

                  Inventory, net                    $ 332,348
                                                    =========


6. PROPERTY AND EQUIPMENT

                  Property and equipment are summarized as follows:

                                                     June 30,
                                                       2004
                                                       ----

                  Tooling                           $  49,782
                  Furniture and fixtures               47,511
                  Less accumulated depreciation       (53,503)
                                                    ---------

                  Property and equipment, net       $  43,790
                                                    =========

7. LINE OF CREDIT

         On February 16, 2004, Remedent N.V. entered into a (euro) 1,050,000 (US $1,268,925 at June 30, 2004) Line of Credit Facility (the "Facility") with the ING bank (Formerly BBL), consisting of a (euro) 800,000 (US $966,800) credit line based on the companies receivable on the specific customer Omega Pharma N.V. and a (euro) 250,000 (US $302,125) general line of credit. Advances are approved by the bank based upon bonds issued and approved by Omega Pharma N.V. as settlement for Remedent's accounts receivable. Advances on this line will bear costs at a drawee rate of 7.75%. As of June 30, 2004, $183,179 (Euro 151,576) was
         received as advances under this line of credit against documents. The general line of credit is secured by the personal assets of Guy de Vreese, the Company's Chairman. As of June 30, 2004, $151,963 is outstanding under this line of credit.

8. DUE TO RELATED PARTIES

                                                 June 30,
                                                   2004
                                                   ----

         Borrowings from a former director in
         the form of convertible debentures      $ 69,002

         Borrowings from employees in the form
         of working capital loans                  58,958
                                                 --------

         Due to related parties                  $127,960
                                                 ========


         The convertible debentures issued to the former director are due on demand, bearing interest at 10% per annum, and are convertible into common stock at the sole discretion of the holder at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of June 30, 2004 and 2003, $3,630 and $3,630, respectively, were accrued for unpaid interest.

         Borrowings from employees and entities controlled by officers of the Company are due upon demand and bear no interest.

9. ACCRUED LIABILITIES

         Accrued liabilities are summarized as follows:

                                           June 30,
                                             2004
                                             ----

         Accrued interest                  $ 56,475
         Accrued audit and tax fees           3,000
         Accrued consulting                   3,500
         Accrued social taxes                87,792
         Accrued commissions and bonuses     61,804
         Accrued other                       35,958
                                           --------

         Total accrued liabilities         $248,529
                                           ========

10. NOTES PAYABLE

         Notes payable are summarized as follows:

                                                                                   June 30,
                                                                                     2004
         Convertible Debentures:
              Maturity Dates:  September 1, 2001
                through February 8, 2002
              Interest rate:  10% per annum
              Optional conversion rate:  30% of
                the average trading price (average of bid and ask) for the 30 days immediately prior to the maturity date.
              Debentures are unsecured

              Unpaid principal balance                                           $    73,576

         Union Bank debt:
              Maturity Date:  April 26, 2005
              Interest rate:  7.5% per annum
              Security:  All of the assets of
                the Company

              Unpaid principal balance                                                11,281

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

              Unpaid principal balance                                               100,000
                                                                                  ----------

         Total notes payable                                                      $  184,857
                                                                                  ==========

11. INCOME TAXES

         Deferred taxes - United States

         The components of the deferred tax assets are as follows:

         Net operating loss carryforwards
                                                                   $ 1,054,000
         Accrued expenses and miscellaneous                             20,000
                                                                   -----------
                                                                     1,074,000
         Less valuation allowance                                   (1,074,000)
                                                                   -----------

         Net deferred tax assets                                   $         0
                                                                   ===========

         A reconciliation of valuation allowance is as follows:

         Balance, April 1, 2004
                                                                   $ 1,074,000
         Addition for the period                                             0
                                                                   -----------

         Balance, June 30, 2004                                    $ 1,074,000
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

12.      CAPITAL TRANSACTIONS

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

         During March 2004, the Company issued 1,250,000 shares of common stock to Lausha NV, a related party entity controlled by Guy De Vreese, the Company's Chairman, in a private placement for $0.08 each for a total of $100.000

13.      STOCK OPTIONS

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

         Asummary of the option activity for the 3 months ended June 30, 2004, pursuant to the terms of the plan is as follows:

                                                                                                 Weighted
                                                                                    Shares       Average
                                                                                     Under       Exercise
                                                                                     Option       Price
                   Options outstanding at April 1, 2004                             4,200,000   $   0.06
                   Granted                                                                  0
                   Exercised                                                                0
                   Cancelled and expired                                                    0
                                                                                    ---------

                   Options outstanding at June 30, 2004                             4,200,000   $   0.06
                                                                                    =========

                   4,200,000 shares are exercisable at June 30, 2004

                   Information regarding stock options outstanding as of June 30, 2004 is as follows:

                   Price range                                                           $0.05 - $0.20
                   Weighted average exercise price                                       $0.06
                   Weighted average remaining contractual life                           7 years 8 months

          The weighted average fair value of options granted for the three months ended June 30, 2004 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

          Dividend yield                                                                               0
          Expected volatility                                                                         50%
          Risk-free interest rate                                                                  3.127%
          Expected life                                                                         10 years

          For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The
          Company's proforma information follows:

          Net income:
          As reported
          $51,382
          Proforma
          $49,865

          Income per share attributable to common stock:

          Basic:
          As reported                                                                              $0.00
          Proforma                                                                                 $0.00

          Diluted:
          As reported                                                                              $0.00
          Proforma                                                                                 $0.00

14. COMMON STOCK PURCHASE WARRANTS

         The following is a summary of the stock purchase warrants outstanding as of June 30, 2004:

         Number of shares                                            3,206,300
         Price per share                                         $0.10 - $0.50
         Expiration date                   January 11, 2007 to August 19, 2007

15. COMMITMENTS AND CONTINGENCIES

         REAL ESTATE LEASE

         The Company leases its office and warehouse facilities in Deurle, Belgium from a related party under the following terms and conditions:

         1. Term - Month to month 2. Size of facility - 26,915 square feet 3. Base rent - $8,017/month
         Rent expense for the three months ended June 30, 2004 and 2003 was $23,476 and $20,877, respectively.

         AGREEMENT WITH OMEGA PHARMA NV

         On September 9, 2003 the Company entered into a five year distribution agreement with Omega Pharma NV ("Omega"). Omega has agreed to sell and distribute the trademark product "CleverWhite" in Belgium, Luxemburg, Spain, Portugal, the Netherlands and the United Kingdom as the Company's sole and exclusive distributor. During the three months ended June 30, 2004, the Company had one group of customers (represented by entities related to Omega Pharma NV) whose sales were 46% of total revenues.

16.      SEGMENT INFORMATION

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

         The following is segment information for the three months ended June 30, 2004 and 2003:

                             European Operations
                    -------------------------------------------
                    Professional    Employee           Total           United
                       Dental          Out-           European         States
                     Products        sourcing        Operations       Operations          Total
                    ---------        --------        ----------       ----------          -----

2004
----
Net sales        $    1,756,641   $            0   $    1,756,641   $            0    $    1,756,641
Income(loss)
  from
  operations     $      320,014   $            0   $      320,014   $       (7,837)   $      312,177
Total assets     $    1,526,604   $            0   $    1,526,604   $            0    $    1,526,604
Depreciation
  and
  amortization   $        6,922   $            0   $        6,922   $            0    $        6,922
Capital
  expenditures   $        6,243   $            0   $        6,243   $            0    $        6,243

                                                                                                2003
Net sales        $      823,276   $            0   $      823,276   $            0    $      823,276
Income(loss)
  from
  operations     $       21,004   $            0   $       21,004   $      (23,190)   $       (2,186)
Total assets     $      701,320   $            0   $      701,320   $            0    $      701,230
Depreciation
  and
  amortization   $        5,214   $            0   $        5,214   $            0    $        5,214
Capital
  expenditures   $        1,138   $            0   $        1,138   $            0    $        1,138

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and financial statements contained herein are for the quarters ended June 30, 2004 and 2003. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW
The Company develops, markets and distributes high-technology dental equipment for sale within the professional dental market and tooth whitening products for the over-the-counter market. Substantially all of the Company's customers are located in the European Union.


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

CONCENTRATION OF RISK
Financial Instruments - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas. At June 30, 2004, one customer accounted for 64% of the Company's trade accounts receivable. This number represents the collective receivable on the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases - The Company relies primarily on two suppliers for its products (Lumatec and Carsan Engineering). The loss of a supplier would have a material impact on the Company's operations in that the Company would have to establish new relationships with similar suppliers or produce the product in house. Purchases from these suppliers for the quarter ended June 30, 2004 totaled 32% and 19% of gross purchases.

Revenues - for the quarter ended June 30, 2004, the Company had one group of customers (represented by Omega Pharma NV) who's sales were 46% of total revenues. This number represents the collective sales to the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters.

REVENUE RECOGNITION
Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded. The Company recognizes revenue in accordance with Staff Accounting Bulletin 101.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of June 30, 2004, management believes there was no impairment of the Company's long-lived assets.

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

INVESTMENTS, AVAILABLE FOR SALE
The Company accounts for investments, available for sale, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of all marketable securities as held-to-maturity, available for sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. r value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers' methods of determining the cost basis in computing realized gains and losses on the sale of its available for sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of June 30, 2004 and 2003, the allowance for doubtful accounts was $27,072 and $88,527, respectively. The Company uses the allowance method to account for un-collectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

PREPAID EXPENSE
The Company's prepaid expense consists of prepayments to suppliers for inventory purchases and to the Belgium customs department, to obtain an exemption of direct VAT payments for imported goods out of the European Union ("EU"). This prepayment serves as a guarantee to obtain the facility to pay VAT at the moment of sale and not at the moment of importing goods at the border.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.
The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets: Tooling 3 Years Furniture and fixtures 4 Years

CUSTOMERS OUTSIDE OF THE UNITED STATES
Sales to customers outside of the United States were 99% of total sales for the quarter ended June 30, 2004 and 96 % of total sales for the quarter ended June 30, 2003. The sales were made mostly to customers in countries that are members of the European Union ("EU").

                        June 30, 2004   June 30, 2003

  U.S. sales             $    14,632     $   36,303
                         -----------     ----------
  Sales outside U.S      $ 1,742,009     $  786,973
                         -----------     ----------
    Total sales          $ 1,756,641     $  823,276
                         ===========     ==========









RESEARCH AND DEVELOPMENT COSTS
The Company expenses research and development costs as incurred.

ADVERTISING
Costs incurred for producing and communicating advertising are expensed when incurred and included selling, general and administrative expenses. For the quarters ended June 30, 2004 and June 30, 2003, consolidated advertising expense amounted to $43,445 and 28,235, respectively.

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


Selected Financial Information

                                                 For the 3 months Ended
                                             --------------------------
                                             06/30/2004      06/30/2003
                                               (Audited)       (Audited)
                                             -----------  -------------
Consolidated Statements of Income Data:
        Net sales                             $1,756,641       $823,276
        Operating income                         312,177         17,751
        Net income (loss) after tax               51,382          2,186
        Net income (loss) per share                 0.00          (0.00)

Balance Sheet Data:
        Total assets                          $1,526,604       $701,320
        Total liabilities                      1,397,328      1,502,495
        Minority interest in Remedent N.V.       942,812          -0-
        Total stockholders' deficit             (813,536)      (801,175)

RESULTS OF OPERATIONS
Comparative details of results of operations for the quarters ending June 30, 2004 and 2003.



                                             For the Quarters Ended       Increase (Decrease)
                                            -------------------------  --------------------------
                                            06/30/2004     06/302003       Amount     Percentage
                                            ----------    -----------  -----------    -----------
                                            (Unaudited)  (Unaudited)
Net sales:
        Professional dental products        $1,756,641     $823,276     $933,365          113%
        Others                                       0            0            0            0%
                                            ----------    -----------  -----------    -----------
Total net sales                             $1,756,641     $823,276     $933,365          113%%


Net sales - net sales increased by approximately 113% to $1,756,641 in the quarter ended June 30, 2004 as compared to $823,276 in the quarter ended June 30, 2003. This increase is substantially the result of continuous sales effort in: (a) the dental market for our high-speed curing light, as well as after-market products, including accessories, repair services, and whitening products used with the curing lights and (b) the tooth whitening products for the consumer market.

                                          For the Quarters Ended         Increase (Decrease)
                                       ---------------------------   ---------------------------
                                        06/30/2004     06/30/2003       Amount       Percentage
                                       ------------   ------------   ------------   ------------
                                            (Unaudited)   (Unadited)
Cost of sales:
        Professional dental products   $    810,849   $    432,017   $    378,832             88%
        Other                                     0              0              0              0
                                       ------------   ------------   ------------   ------------
Total net sales                        $    810,849   $    432,017   $    378,832             88%


Cost of sales - Cost of sales increased by $378,832 or 88%, for the fiscal quarter ended June 30, 2004 over the comparable quarter ended June 30, 2003. This represents a corresponding increase to the increase in sales during the current fiscal quarter. Cost of goods sold as a percentage of sales decreased 7%, from 53% for the quarter ended June 30, 2003 to 46% for the current quarter.

Gross profit increased by $554,533 for the fiscal quarter ended June 30, 2004 over the comparable quarter ended June 30, 2003. Gross profit as a percentage of sales increased 6% to 54% for the fiscal quarter ended June 30, 2004 from 47% for the comparable quarter ended June 30, 2003. The increase is the result of our focus on sales of the RemeCure curing light which is manufactured in-house at a lower cost than the previously outsourced product, coupled with a substantial increase in the sales of the higher-margin whitening products.


                                                 For the Quarters Ended              Increase (Decrease)
                                               -------------------------        -----------------------------
                                               06/30/2004      06/30/2003         Amount          Percentage
                                               ----------     -----------       -----------       -----------
                                              (Unaudited)      (Unaudited)

Operating expenses:
        Research and development            $       29,502   $        2,604   $       26,898            1,033%
        Sales and marketing                 $       77,205   $       28,235   $       48,970              173%
        General and administrative          $      519,986   $      337,454   $      182,532               54%
        Depreciation and amortization       $        6,922   $        5,215   $        1,707               33%
        Impairment loss for IMDS Goodwill                0                0                0                0%
Total operating expenses                    $      633,615   $      373,508   $      260,107               70%

Research and development expenses increased $26,898 or 1,033%, for the quarter ended June 30, 2004 over the comparable fiscal quarter in the prior year, due primarily to the research and development costs incurred for new products for the over-the-counter whitening market. We expect we will invest in research and development in future periods as we develop other products for both the dental equipment and over-the-counter market

On March 24, 2004, we entered into a Development Agreement with an individual unaffiliated with the Company for product design services. In consideration of his services, the individual received $85,000 and is also entitled to a warrant to purchase 1,000,000 shares of Company common stock for an exercise price of $0.15 per share, and royalties in the event this person's services result in the Company marketing the new product.

Sales and marketing costs for the quarters ended June 30, 2004 and 2003 were $77,205 and $28,235, respectively, representing an increase of $48,970, or 173%. As a percentage of net sales, sales and marketing costs increased by 1%. This is primarily due to the expansion of our sales force and participation in international trade shows.

General and administrative costs for the first quarter of 2004 and 2003 were $519,986 and $337,454, respectively, representing an increase of $182,532 or 54%. As a percentage of net sales, general and administrative costs decreased from 41% to 30%. This increase in spending is primarily the result of hiring 3 additional employees, 2 managers and a warehouse employee, to help the Company fulfull the increased sales. In addition, the Company has incurred higher sales commission expense due to the higher sales volume.

Net interest expense decreased by $109, to $22,057 from $22,166 during the fiscal quarter ended June 30, 2004 over the comparable quarter ended June 30, 2003.

Inflation has not had a material effect on our revenue and income from continuing operations in the past two years. We do not expect inflation to have a material future effect.

LIQUIDITY AND CAPITAL RESOURCES

                               For the 3 months Ended       Increase (Decrease)
                              ------------------------  --------------------------
                              06/30/2004    06/30/2003    Amount        Percentage
                              ----------   -----------  -----------    -----------
                              (Unaudited)  (Unaudited)
Working Capital:
        Current assets        $1,482,814   $  659,588   $  823,226          125%
        Current liabilities   $1,397,328   $1,502,470   ${105,142}         {8%}
Total working capital         $   85,486   $ {842,882}  $  757,414           84%

On June 30, 2004, our current assets exceeded our current liabilities by $85,486. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. The inability to continue to develop and market high-technology dental equipment or products for the over-the-counter market will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

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

On February 16, 2004, Remedent N.V. entered into a (euro) 1,050,000 (US $1,276,485 at June 30, 2004) Line of Credit Facility (the "Facility") with the ING bank (Formerly BBL), consisting of a (euro) 800,000 (US $972,560) credit line based on the company's receivable on the specific customer Omega Pharma N.V. and a (euro) 250,000 (US $303,925) general line of credit. Advances are approved by the bank based upon bonds issued and approved by Omega Pharma N.V. as settlement for Remedent's accounts receivable. Advances on this line will bear costs at a draw rate of 7.55%. As of June 30, 2004, $183,179 (Euro 150,678) was received as advances under this line of credit against documents. The general line of credit is secured by the personal assets of Guy de Vreese, the Company's Chairman. As of June 30, 2004, $151,962 is outstanding under this line of credit.

On December 11, 1998, Remedent received a $50,000 line of credit from Union Bank of Arizona. We have drawn upon the full amount. The interest rate was 10.25% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,971 was converted to a five-year loan with an interest rate of prime + 2.5% (7.5% at June 30, 2004), monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest. As of June 309, 2004, the balance due on this loan was $11,279.

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

We expect to continue to experience negative cash flow possibly through the end of the current calendar year, and may continue to do so thereafter while we attempt to increase development and marketing of our products. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. However, as of June 30, 2004, we had a working capital surplus totaling $85,486 and a shareholders deficit of $129,277.

For the quarter ending June 30, 2004, liabilities totaled $1,397,328 compared to $1,502,470 for the quarter ending June 30, 2003, which represents a decrease of $105,142 or 8%. This was largely due to decreases in our trade accounts payable, advances under the credit line of the bank and accrued liabilities.

Frequently we have been unable to make timely payments to our trade vendors and service suppliers. As of June 30, 2004, we had past due payables in the amount of $243,855 representing a 11% decrease from the quarter ending June 30, 2003. This is due primarily to our inability to generate sufficient revenue from operations to fund our ongoing operations. We continue to utilize funds raised from sales of equity instruments to fund current operations. Deferred payment terms have been negotiated with most vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.

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


THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

For the fiscal quarter ended June 30, 2004, net sales increased by $933,365 or 113%, from $823,276 in 2003 to $1,756,641 in 2004. This increase is substantially the result of continuous sales effort in: (a) the dental market for our high-speed curing light, as well as after-market products, including accessories, repair services, and whitening products used with the curing lights and (b) the tooth whitening products for the consumer market.

Cost of goods sold increased by $378,832 or 88%, for the fiscal quarter ended June 30, 2004 over the comparable quarter ended June 30, 2003. This represents a corresponding increase to the increase in sales during the current fiscal quarter. Cost of goods sold as a percentage of sales decreased 7%, from 53% for the quarter ended June 30, 2003 to 46% for the current quarter.

Gross profit increased by $554,533 for the fiscal quarter ended June 30, 2004 over the comparable quarter ended June 30, 2003. Gross profit as a percentage of sales increased 6% to 54% for the fiscal quarter ended June 30, 2004 from 47% for the comparable quarter ended June 30, 2003. The increase is the result of our focus on sales of the RemeCure curing light which is manufactured in-house at a lower cost than the previously outsourced product, coupled with a substantial increase in the sales of the higher-margin whitening products.

Research and development expenses increased $26,898 or 1,033%, for the quarter ended June 30, 2004 over the comparable fiscal quarter in the prior year, due primarily to the research and development costs incurred for new products for the over-the-counter whitening market. We expect we will invest in research and development in future periods as we develop other products for both the dental equipment and over-the-counter market.

Sales and marketing costs for the quarters ended June 30, 2004 and 2003 were $77,205 and $28,235, respectively, representing an increase of $48,970, or 173%. As a percentage of net sales, sales and marketing costs increased by 1%. This is primarily due to the expansion of our sales force and participation in international trade shows.

General and administrative costs for the first quarter of 2004 and 2003 were $519,986 and $337,454, respectively, representing an increase of $182,532 or 54%. As a percentage of net sales, general and administrative costs decreased from 41% to 30%. This increase in spending is primarily the result of hiring 3 additional employees, 2 managers and a warehouse employee, to help the Company fulfull the increased sales. In addition, the Company has incurred higher sales commission expense due to the higher sales volume.

Net interest expense decreased by $109, to $22,057 from $22,166 during the fiscal quarter ended June 30, 2004 over the comparable quarter ended June 30, 2003.

Inflation has not had a material effect on our revenue and income from continuing operations in the past two years. We do not expect inflation to have a material future effect.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2004, our current assets exceeded our current liabilities by $85,486. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. The inability to continue to develop and market high-technology dental equipment or products for the over-the-counter market will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

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

On February 16, 2004, Remedent N.V. entered into a (euro) 1,050,000 (US $1,276,485 at June 30, 2004) Line of Credit Facility (the "Facility") with the ING bank (Formerly BBL), consisting of a (euro) 800,000 (US $972,560) credit line based on the company's receivable on the specific customer Omega Pharma N.V. and a (euro) 250,000 (US $303,925) general line of credit. Advances are approved by the bank based upon bonds issued and approved by Omega Pharma N.V. as settlement for Remedent's accounts receivable. Advances on this line will bear costs at a draw rate of 7.55%. As of June 30, 2004, $183,179 (Euro 150,678) was received as advances under this line of credit against documents. The general line of credit is secured by the personal assets of Guy de Vreese, the Company's Chairman. As of June 30, 2004, $151,962 is outstanding under this line of credit.

On December 11, 1998, Remedent received a $50,000 line of credit from Union Bank of Arizona. We have drawn upon the full amount. The interest rate was 10.25% with a maturity date of December 31, 1999. On April 26, 2000, the loan balance of $49,971 was converted to a five-year loan with an interest rate of prime + 2.5% (7.5% at June 30, 2004), monthly payments of $1,099, and a maturity date of April 26, 2005. Monthly payments include payments towards both principal and interest. As of June 309, 2004, the balance due on this loan was $11,279.

During the fiscal year ended March 31, 2001, the Company borrowed $149,002 from shareholders and a director in the form of convertible debentures. These debentures are unsecured, due on demand and bear interest at 10% per annum. In addition, at the sole discretion of the holder, they can be converted to stock at 37.5% of the average trading price 30 days prior to maturity.

We expect to continue to experience negative cash flow possibly through the end of the current calendar year, and may continue to do so thereafter while we attempt to increase development and marketing of our products. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. However, as of June 30, 2004, we had a working capital surplus totaling $85,486 and a shareholders deficit of $129,277.

For the quarter ending June 30, 2004, liabilities totaled $1,397,328 compared to $1,502,470 for the quarter ending June 30, 2003, which represents a decrease of $105,142 or 8%. This was largely due to decreases in our trade accounts payable, advances under the credit line of the bank and accrued liabilities.

Frequently we have been unable to make timely payments to our trade vendors and service suppliers. As of June 30, 2004, we had past due payables in the amount of $243,855 representing a 11% decrease from the quarter ending June 30, 2003. This is due primarily to our inability to generate sufficient revenue from operations to fund our ongoing operations. We continue to utilize funds raised from sales of equity instruments to fund current operations. Deferred payment terms have been negotiated with most vendors, which has allowed us to continue to make shipments on time and no orders have been cancelled to date.

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

                                   REMEDENT USA, INC.


Dated: August 12, 2004              /S/ ROBIN LIST
                                  --------------------------------------------
                                  By:      Robin List
                                  Its:     Chief Executive Officer
                                           (Principal Executive Officer)

Dated: August 12, 2004              /S/ STEPHEN F. ROSS
                                  --------------------------------------------
                                  By:      Stephen F. Ross
                                  Its:     Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)