Form 10KSB/A
period 2002-03-31
REMEDENT USA INC/AZ
filed 2004-10-13
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                       or
               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number
                               REMEDENT USA, INC.
                               ------------------
           (Name of small business issuer as specified in its charter)

               NEVADA                                      86-0837251
               ------                                      ----------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification Number)


 XAVIER DE COCKLAAN 42, 9831 DEURLE, BELGIUM                   NA
 -------------------------------------------                   --
  (Address of principal executive offices)                 (Zip code)


                                011-329-321-70-80
                                -----------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of September 22, 2004:
39,579,158

                       DOCUMENTS INCORPORATED BY REFERENCE

      Listed below are documents, parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

      (1)   Registration Statement on Form 10-SB--Part III

      (2) Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001--Part III

      (3) Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001--Part III

      (4) Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001--Part III

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----
Item 1      Description of Business                                            1

PART II
-------
Item 5      Market for Registrant's Common Equity and Related
            Stockholder Matters                                                7

Item 6      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      7

Item 7      Financial Statements                                              12

PART III
--------
Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 13

Item 10     Executive Compensation                                            14

Item 11     Security Ownership of Certain Beneficial Owners and
            Management                                                        16

Item 12     Certain Relationships and Related Transactions                    17

Item 13     Exhibits and Reports on Form 8-K                                  21

            Financial Statements                                             F-1

THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING PARTS OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 2002. ALL INFORMATION IN THIS 10-KSB IS AS OF THE DATE OF OUR ANNUAL REPORT ON FORM 10-KSB, JUNE 21, 2002 EXCEPT AS STATED HEREIN. ONLY ITEMS 1, 6, 7, 9, 10 , 11, 12 AND 13 OF THE ANNUAL REPORT HAVE BEEN AMENDED HEREIN; ALL OTHER ITEMS REMAIN UNCHANGED.

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

(B) OUR BUSINESS

      As of the date of this Annual Report, we have not received FDA approval to market any of our products in the United States. Our primary product has been the Remedent Tooth and Gumbrush ("Remedent Toothbrush"), a toothbrush, gumbrush and tongue cleaner in a single instrument. Our initial marketing efforts included direct marketing to dental professionals, a formulated marketing campaign through Double Eagle Market Development Company in the Northwestern states and a promotional mail-out consisting of the Remedent Toothbrush on educational videos, coupons and brochures. However, due to the extremely cost-intensive nature of retail marketing, we were unable to adequately increase the exposure of this product. As a result, we have incurred substantial net losses resulting in working capital and shareholder deficits.

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

      On January 15, 2002, Remedent NV acquired International Medical & Dental Support ("IMDS") from a company controlled by Guy De Vreese, Lident N.V. (formerly New Bitsnap, NV.) (See "Certain Relationships and Related Transactions.") IMDS was a business concept and related assets for dental practitioner outsourcing business. The idea behind IMDS was to exploit a shortage of dentists in Holland and a surplus of dentists in Belgium by placing Belgian dentists in Dutch dental offices. IMDS had no operations or facilities. The assets we acquired consisted of the following: a business plan for the concept with supporting market data, a software package, two staff members who had experience in telemarketing, a list of Belgium dentists, a list of Dutch dentists, forms of contracts, and a website domain name. The consideration we paid for IMDS was for a total of 6,000,000 shares of our common stock, valued at $330,000. The value of the common shares issued was determined based on the market price of the Company's common stock on the date of acquisition. During the fourth quarter of the fiscal year ended March 31, 2002, we initiated our entrance into the high technology dental equipment market, with the introduction of the RemeCure CL-15, high-speed dental curing light. We plan to market this product domestically through Remedent Professional, and internationally through Remedent NV.

      In connection with the Company's corporate reorganization plan changing its focus from the toothbrush business to the high technology dental equipment business, on April 1, 2002, Rebecca M. Inzunza, Robert Hegemann, Earl Moore and Edward Quincy resigned their positions as members of the Board of Directors. Additionally, Rebecca M. Inzunza tendered her resignation as President and CEO and Robert Hegemann tendered his resignation as Senior Vice President and Secretary. The Board of Directors filled the vacancies left on the Board by the resignations described above by appointing Guy de Vreese, Robin List and Fred Kolsteeg to the Board of Directors. Guy de Vreese shall serve as Chairman of the Board of Directors. Additionally, the Board of Directors elected Robin List to serve as Chief Executive Officer and elected Stephen Ross as Secretary. Stephen Ross was also re-elected as Chief Financial Officer. The new officers and directors were selected by the Board of Directors for their experience in involvement in the Company's high technology dental equipment business and the management and board changes were made on April 1, 2002 to coincide with the commencement of a new fiscal year for the Company. We are also currently developing additional products for introduction within this market, including intraoral cameras we plan to introduce in October 2002.

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

      While we believe our contract manufacturer will enable us to meet our current and anticipated operational requirements, we can provide no assurance that such availability will continue or that the terms will remain commercially competitive..

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

      (j) Governmental Approval

      We will be market dental products which are legally defined to be medical devices, therefore, we are considered to be a medical device manufacturer and as such we are subject to the regulations of, among other governmental entities, the United States Food and Drug Administration and the corresponding agencies of the states and foreign countries in which a Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters. A failure to comply with such regulations could have material adverse effects on our business.

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

      Generally, if we are in compliance with FDA and California regulations, we may market our products throughout the United States. International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE mark before it can be sold in that market. The regulatory international review process varies from country to country. We rely upon our distributors and sales representatives in the foreign countries in which we markets our products to ensure we comply with the regulatory laws of such countries. Failure to comply with the laws of such country could have a material adverse effect on our operations and, at the very least, could prevent us from continuing to sell products in such countries. Exports of most medical devices are also subject to certain limited FDA regulatory controls.

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

      (m) Research and Development

      Research and Development (R&D) costs have been increasing during the current fiscal year. R&D costs were $270,395 and $80,495 for the fiscal years ended March 31, 2002 and 2001, respectively. The increase for fiscal year 2002 reflects expenses for design and development of the new curing light technology introduced during the first quarter of 2002, and intraoral camera technology the we plan to release to the market during the fourth quarter of 2002. R&D costs incurred in the previous fiscal year related to the Remedent Toothbrush, and were less significant as the patented design was developed under the direction of Mr. Jean Louis Vrignaud, its inventor.

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

      The following is the range of high and low bid prices for our common stock for the periods indicated:

-------------------------------------------------------------------------
                                                         Bid Prices
-------------------------------------------------------------------------
                                                   High              Low
-------------------------------------------------------------------------
Quarter ended June 30, 2000                        0.375            0.125
-------------------------------------------------------------------------
Quarter ended September 30, 2000                   0.490            0.090
-------------------------------------------------------------------------
Quarter ended December 31, 2000                    0.220            0.060
-------------------------------------------------------------------------
Quarter ended March 31, 2001                       0.250            0.060
-------------------------------------------------------------------------
Quarter ended June 30, 2001                        0.360            0.090
-------------------------------------------------------------------------
Quarter ended September 30, 2001                   0.230            0.090
-------------------------------------------------------------------------
Quarter ended December 31, 2001                    0.180            0.050
-------------------------------------------------------------------------
Quarter ended March 31, 2002                       0.080            0.050
-------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
                                          YEAR ENDING            YEAR ENDING
                                         MARCH 31, 2002         MARCH 31, 2001
-------------------------------------------------------------------------------
Net Sales                                    $   733,853             $ 225,604
-------------------------------------------------------------------------------
Cost of Sales                                    502,013               154,848
                                             -----------           -----------
-------------------------------------------------------------------------------
         Gross Profit                            231,840                70,756
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Operating Expenses
-------------------------------------------------------------------------------
   Research and Development                      270,395                80,495
-------------------------------------------------------------------------------
   Sales and Marketing                            49,582               228,029
-------------------------------------------------------------------------------
   General and Administrative                  1,793,362               320,038
-------------------------------------------------------------------------------
   Depreciation and Amortization                  12,711                13,253
                                             -----------           -----------
-------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES              2,126,050               641,815
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
(LOSS) FROM OPERATIONS                       (1,894,209)              (571,059)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
-------------------------------------------------------------------------------
   Interest/Other Income                          44,290                   169
-------------------------------------------------------------------------------
   Interest Expense                             (113,887)             (200,114)
                                             -----------           -----------
-------------------------------------------------------------------------------
         TOTAL OTHER INCOME (EXPENSES)           (69,597)             (199,945)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
(LOSS) BEFORE INCOME TAXES                    (1,963,806)             (771,004)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Income Tax Benefit (Expense)                          --                   850
                                             -----------           -----------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
         NET (LOSS)                          $(1,963,806)            $(771,854)
                                             -----------           -----------
-------------------------------------------------------------------------------

      For the fiscal year ending March 31, 2002, net sales increased by $508,249 from $225,604 in 2001 to $733,853 in 2002. This represents a 225% increase over the comparable period ending March 31, 2001. The increase was due to the commencement of dental equipment sales ($683,583) in our European subsidiary, partially offset by the continued reduction in sales within the oral hygiene market ($50,370) throughout the year, and complete termination of these sales as of December 31, 2001. As the Company has initiated its presence within the professional dental equipment market, our European subsidiary has begun sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories and repair services. These revenues were partially offset by the continued reduction in oral hygiene revenues throughout the year, consistent with our reorganization plan, as we reposition assets and resources to the professional dental equipment market, and finalize the sale of the oral hygiene division.

      Cost of goods sold increased by $347,165 or 224% for the year ending March 31, 2002 over the comparable period ended March 31, 2001. This represents a corresponding increase to the increase in sales during the current fiscal year end.

      Gross profit increased by $161,084 or 228% for the year ended on March 31, 2002 over the comparable period ended March 31, 2001. Gross profit percentage increased to 32% for the fiscal year ended March 31, 2002 compared to 31% for the comparable period ended March 31, 2001. The increase is the result of our shift to the higher-margin professional dental equipment market ($295,067) during the current fiscal year. There were no sales of these products during the fiscal year ended March 31, 2001. Additionally, excluding one-time write-offs of obsolete marketing and promotional material within the oral hygiene division of $69,000 and obsolete raw materials, due to design changes, within the professional dental equipment division of $14,000, the recurring gross profit percentage was 43%.

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

      In February 2002, we entered into a line of credit facility with the Bank Brussels Lambert ("BBL") consisting of a accounts receivable factoring line for
(euro)991,000 and a general line of credit for (euro)250,000 ($1,082,648 at March 31, 2002). As of March 31, 2002, we had drawn $137,866 from this facility.

      During the fiscal year ended March 31, 2002, we received advances of $150,799 from officers and directors in the form of working capital loans. These loans bear no interest and allow for repayment terms to be agreed upon at a future date. We repaid $11,314 of these advances with cash and settled $88,308 of these advances with the issuance of common stock valued at $0.50 a share.

      In January 2002, we completed a $270,000 private placement, selling an aggregate of 3,375,000 shares of common stock at $0.08 a share. $76,876 of the private placement was to be received during April 2002.

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

      We expect to continue to experience negative cash flow through at least the second quarter of 2002, and may continue to do so thereafter while we fully implement our restructuring plan. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of March 31, 2001, we had a working capital deficit totaling $1,121,304 and a shareholders deficit of $728,292.

      For the year ending March 31, 2002, liabilities totaled $1,516,336 and $1,092,220 for the year ending March 31, 2001, which represents an increase of $424,116. This was largely due to the draws on the line of credit facility, the working capital loans entered into and the additional advances received from related parties. .

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

      For the years ending March 31, 2002 and 2001, net cash used for operating activities was $790,109 and $161,230, respectively. As of March 31, 2002 we had a working capital deficiency of $1,121,304, as compared to a working capital deficiency of $976,945 at March 31, 2001. Our business operations will require substantial capital financing on a continuing basis.

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

--------------------------------------------------------------------------------
PERSON                   AGE       POSITION
--------------------------------------------------------------------------------
Guy De Vreese             47       Chairman
--------------------------------------------------------------------------------
Robin List                31       Director, Chief Executive Officer
--------------------------------------------------------------------------------
Stephen Ross              42       Director, Chief Financial Officer, Secretary
--------------------------------------------------------------------------------
Kenneth J. Hegemann       53       Director
--------------------------------------------------------------------------------
Fred Kolsteeg             58       Director
--------------------------------------------------------------------------------

GUY DE VREESE, CHAIRMAN - From April 1, 2002, Mr. De Vreese has served as our Chairman of the Board. From June 2001 Mr. De Vreese has also served as President of Remedent N.V. Mr. De Vreese served as President of DMDS, Ltd., a European subsidiary of Dental & Medical Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment. In August 1996, Mr. De Vreese founded DMD N.V., a Belgian company that was the independent European distributor for DMDS products and was its Chief Executive Officer until DMD purchased its distribution rights in April 1998. Mr. De Vreese also worked for Lident, N.V., a Belgian company specializing in digital photography and developer of imaging software, as CEO from 1996 through February 1999 and as a consultant providing services to DMDS, Ltd. from February 1999 to June 2001. Prior to 1997, Mr. De Vreese served as a board member of Dycam Inc. and New Image Industries, Inc. Mr. De Vreese was also CEO and Chairman of the Board of Styles On Video Inc. from July 1992 to February 1995. On June 17, 1998, the Securities and Exchange Commission settled a civil action it had filed against Mr. De Vreese win which it charged that Mr. De Vreese, while an officer and director of Styles on Video, Inc. violated the antifraud, reporting, recordkeeping, internal controls, and lying to an accountant provisions of the federal securities laws. Without admitting or denying the SEC's allegations, Mr. De Vreese consented to the entry of a permanent injunction against him enjoining him from violating the anti-fraud provisions of the federal securities laws. Mr. De Vreese resides in Belgium.

Robin List, Chief Executive Officer - From April 1, 2002, Mr. List has served as our CEO and as a director. From April 2001, Mr. List has served a director of Remedent N.V. From January 1998 through April 2001, Mr. List was a director of New BitsSnap N.V., a Belgian company. In this position Mr. List consulted for DMDS Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment .. From August 1995 to January 1998 Mr. List served as commercial director for WAVE Imaging B.V. a Dutch based company that provided digital services. Mr. List resides in Belgium.

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

      In connection with the Company's corporate reorganization plan, on April 1, 2002, Rebecca M. Inzunza, Robert Hegemann, Earl Moore and Edward Quincy resigned their positions as members of the Board of Directors. Additionally, Rebecca M. Inzunza has tendered her resignation as CEO, Kenneth J. Hegemann tendered his resignation as President, and Robert Hegemann tendered his resignation as Senior Vice President and Secretary.

      The Board of Directors filled the vacancies left on the Board by the resignations described above by appointing Guy de Vreese, Robin List and Fred Kolsteeg to the Board of Directors. Guy de Vreese is serving as Chairman of the Board of Directors. Additionally, the Board of Directors elected Robin List to serve as Chief Executive Officer and Stephen Ross as Secretary.

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

                           SUMMARY COMPENSATION TABLE

========================================================================================================================
                                            ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                    ------------------------------------ -----------------------------------------------
                                                                                 AWARDS          PAYOUTS
                                                                         ----------------------  --------
                                                               Other     Restricted  Securities
                                                               Annual      stock     Underlying    LTIP      All other
Name and Principal                                          compensation  award(s)    Options/   pay-outs   compensation
Position                 Year       Salary ($)   Bonus ($)      ($)         ($)       SARs (#)      ($)         ($)
------------------------------------------------------------------------------------------------------------------------
Kenneth Hegemann,        2002        $60,300        $-0-        $-0-        $-0-        -0-        $-0-        $-0-
Chairman                 2001        $80,400        $-0-        $-0-        $-0-        -0-        $-0-        $-0-
                         2000        $80,400        $-0-        $-0-        $-0-        -0-        $-0-        $-0-

Rebecca Inzunza,         2002        $46,900        $-0-        $-0-        $-0-        -0-        $-0-        $-0-
President, CEO, CFO      2001        $80,400        $-0-        $-0-        $-0-        -0-        $-0-        $-0-
                         2000        $80,400        $-0-        $-0-        $-0-        -0-        $-0-        $-0-

Robert E                 2002        $28,951        $-0-        $-0-        $-0-        -0-        $-0-        $-0-
Hegemann, Sr             2001        $40,872        $-0-        $-0-        $-0-        -0-        $-0-        $-0-
V.P., Treasurer          2000        $40,872        $-0-        $-0-        $-0-        -0-        $-0-        $-0-
========================================================================================================================

1

      (B) EMPLOYMENT AGREEMENTS

      While we do not currently have any written employment agreements, we anticipate having employment contracts with executive officers and key personnel as necessary, in the future.

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

--------------------------------------------------------------------------------
                                             AMOUNT AND NATURE OF       PERCENT
  NAME AND ADDRESS OF BENEFICIAL OWNER       BENEFICIAL OWNER (1)       OF CLASS
--------------------------------------------------------------------------------
Guy De Vreese (2)                                      8,268,571           23.8%
(Chairman)
Xavier de Cocklaan 42
9831 Deurle, Belgium
--------------------------------------------------------------------------------
Robin List (3)                                         2,212,500            6.4%
(Director, CEO)
Xavier de Cocklaan 42
9831 Deurle, Belgium
--------------------------------------------------------------------------------
Stephen Ross (4)                                       1,000,000            2.9%
(Director, CFO)
1921 Malcolm #101
Los Angeles, CA 90025
--------------------------------------------------------------------------------
Fred Kolsteeg (5)                                      2,200,000           6.84%
(Director)
Managelaantje 10
3062 CV Rotterdan
The Netherlands
--------------------------------------------------------------------------------
Kenneth Hegemann (6)                                   1,045,000            3.1%
(Director)
1220 Birch Way
Escondido, CA 92097
--------------------------------------------------------------------------------
All Officers and Directors as a group               14,726,071            41.50%
(5 persons)
--------------------------------------------------------------------------------
Dental Advisors, Inc. (7)                              3,388,000            9.6%
1220 Birch Way
Escondido, CA 92027
--------------------------------------------------------------------------------
Rebecca Inzunza                                        2,679,495            8.0%
1220 Birch Way
Escondido, CA 92027
--------------------------------------------------------------------------------
KolsteegBeleggingsmaatschappij B.V.(8)                 1,200,000            3.6%
Managelaantje 10
3062 CV Rotterdan
The Netherlands
--------------------------------------------------------------------------------
Jonathan J. Marine (9)                                 2,300,000            6.8%
448 21st Street
Manhattan Beach, CA 90266
--------------------------------------------------------------------------------

 *    Less than 1%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2) Guy De Vreese holds 1,060,000 shares in his own name, including 1,000,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of April 15, 2002; 5,949,971 shares of Common Stock held in the name of New Bitsnap N.V., a Belgian company controlled by Guy De Vreese, including 26,400 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of April 15, 2002; and 1,258,600 shares held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese, including 173,600 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(3) Includes 1,000,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(4) Includes 1,000,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(5) 1,000,000 are in Fred Kolsteeg's own name, including 100,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of June 21, 2002; and 1,200,000 are in the name of KolsteegBeleggingsmaatschappij B.V., a company controlled by Fred Kolsteeg, including 200,000 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(6) Includes 100,000 shares of Common Stock underlying options which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(7) Includes 1,694,000 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of June 21, 2002.
(8) Includes 200,000 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of June 21, 2002. Fred Kolsteeg is a beneficial owner of these shares.
(9) Includes 250,000 shares of Common Stock underlying warrants which were exercisable on or which will become exercisable within 60 days of June 21, 2002.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS

On January 15, 2002 our subsidiary, Remedent NV, acquired International Medical & Dental Support ("IMDS") from New Bitsnap, NV. IMDS was a business concept and related assets for dental practitioner outsourcing business. The assets acquired consisted of the following: a business plan for the concept with supporting market data, a software package, two staff members who had experience in telemarketing, a list of Belgium dentists, a list of Dutch dentists, forms of contracts, and a website domain name. The consideration we paid for IMDS was for a total of 6,000,000 shares of our common stock, valued at $330,000. The value of the common shares issued was determined based on the market price of the Company's common stock on the date of acquisition. The principal of New Bitsnap, N.V. prior to its sale to Remedent NV was Guy DeVreese. Guy DeVreese was appointed a director of Remedent, USA on April 1, 2002. We did not take any procedural steps to insure fairness in the terms of this transaction to the Company.

On January 24, 2002, the Company entered into an agreement with Kenneth J. Hegemann, an officer, for the repayment of various related party debts, including accrued payroll, interest and advances, with the issuance of common stock. $472,550 of indebtedness was fully satisfied with the issuance of 945,100 shares of common stock.

On March 14, 2002, we entered into an Asset Purchase Agreement with Famcare 2000, LLC, a Nevada limited liability company, owned and operated by Rob Hegemann, the son of Ken Hegemann, who is a director of the Company. On March 14, 2002, we entered into an Asset Purchase Agreement selling our Remedent Toothbrush division to Famcare 2000, LLC,. (See "Certain Relationships and Related Transactions.") The Agreement provided for the sale of the old Remedent Toothbrush business, which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002. The business, which engages in the worldwide distribution of the Remedent Toothbrush, had been our sole activity since 1996. As a condition of the sale, Famcare 2000 agreed to assume responsibility for the liabilities relating to the toothbrush business, which liabilities exceeded the value of the toothbrush business by approximately $310,000. Therefore the terms of the agreement provided for Company to issue 750,000 shares of common stock to Famcare 2000 in consideration of Famecare 2000 taking over the toothbrush business and assuming responsibility for the related liabilities. Famcare 2000 received an effective price of $0.41 per share, representing an approximate 400% premium over the Company's market value at the time. This transaction was not consummated until September 2002, 20 days following the mailing to our shareholders of a Definitive Information Statement on Schedule 14C for this transaction.

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

On March 20, 2002, the Company entered into an agreement to issue 3,000,000 share of common stock to New BitSnap, N.V., a company controlled by the Company's Chairman of the Board, Guy De Vreese, in repayment of a debt of $240,000 owed to New BitSnap, N.V. for $201,000 in consulting services and $39,000 in advanced expenses from March 1, 2001 through March 31, 2002. The consulting services consisted of the set-up and implementation of the Remedent N.V. and were provided pursuant to an oral agreement, prior to Mr. De Vreese becoming an officer and director of Remedent USA, Inc

Pursuant to the same agreement dated March 20, 2002, the Company agreed to issue 712,500 shares of common stock to Robin List, its CEO, in repayment of $57,000 in accrued fees for consulting services by Robin List from March 1, 2001 to March 31, 2002. The consulting services consisted of the set-up and implementation of the Remedent N.V. and were provided pursuant to an oral agreement, prior to Mr. List becoming an officer and director of Remedent USA, Inc.

Also pursuant to the March 20, 2002 agreement, the Company agreed to issue 60,000 shares of common stock to Guy De Vreese, its Chairman of the Board, in repayment of $30,000 in accrued fees for consulting services by Guy De Vreese from March 1, 2001 to March 31, 2002. The consulting services were provided prior to Mr. De Vreese becoming an officer and director of Remedent USA, Inc. and pursuant to an oral agreement and consisted of the set-up and implementation of Remedent N.V.

On January 11, 2002, Lausha N.V., a Belgian company controlled by Guy De Vreese, our Chairman of the Board, purchased 1,250,000 shares of common stock for $0.08 per share for a total price of $100,000.

On December 31, 2002, Remedent N.V. subsidiary entered into an agreement with Robin List and Lausha N.V., a Belgium company owned by Guy de Vreese. Under the agreement, Remedent NV issued the following shares of common stock: (i) 7,171 shares of Remedent N.V. common stock to Lausha N.V. in exchange for extinguishment of a (euro)285,000 (US$305,000) note payable; and (ii) 629 shares of Remedent N.V. common stock to Robin List in exchange for extinguishment of a
(euro)25,000 (US$27,000) note payable

Guy De Vreese, our Chairman of the Board, is the managing director of our subsidiary, Remedent N.V. Mr. De Vreese provides his services as Remedent N.V.'s Managing Director through two companies, Lausha, N.V. and New Bitsnap N.V. Lausha, N.V. and New Bitsnap N.V. have consulting arrangements with Remedent N.V. to provide Mr. De Vreese's services and are both companies controlled by Mr. De Vreese

      Between April 15, 2001 and August 21, 2001, in consideration of $69,002, we issued convertible debentures issued to Edward Quincy, who was a director of the Company from inception to April 1, 2002. These convertible debentures are due on demand, bearing interest at 10% per annum, and convertible into common stock at the sole discretion of the holder. The debentures are convertible into common stock at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. $54,002 of the debentures carry a 37.5% conversion percentage, while $15,000 carry a 30% conversion percentage. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. As of December 31, 2002, $11,839 was accrued for unpaid interest.

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

      On October 5, 1996, we entered into a royalty agreement with Jean Louis Vrignaud, who at the time was a holder of more than 5% of our outstanding stock, under which Mr. Vrignaud was to receive a 4.5% royalty of the net sales with a cap of $2 million as compensation for the assignment of all Remedent patents. No royalties have been paid and the balance owed has been accruing in the general ledger and as of March 31, 2002 the total due is $52,421. In connection with the sale of the Remedent Toothbrush division on March 14, 2002, the purchaser assumed this obligation and the underlying agreement.

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

10.22**** Investment Banking Agreement with Lincoln Equity Research, LLC, dated
          September 13, 2001.

10.23**** Stock Purchase Agreement with Dental Advisors, dated September 14,
          2001.

10.24**** Warrant Agreement with Dental Advisors, dated September 14, 2001.

10.25**** Loan Agreement, dated September 21, 2001.

10.26***** Renegotiated Loan Agreement dated December 21, 2001.

10.27***** Asset Purchase Agreement for IMDS dated January 15, 2001.

10.28***** Line of Credit Agreement dated February 11, 2002.

10.29***** Loan Agreement dated February 12, 2002.

10.30***** Repayment Agreement dated March 20, 2002.

10.31***** Repayment Agreement dated January 24, 2002.

10.32***** Stock Purchase Agreement dated January 11, 2002.

21.1**   Subsidiaries

23.1     Consent of Farber & Hass LLP

99.2*    List of Patents

99.3*    List of Trademarks

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

--------------------------------------------------------------------------------

* Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on June 30, 2000.
** Incorporated by reference from Annual Report on Form 10-KSB filed by the Company on June 29, 2001.
*** Incorporated by reference from Quarterly Report on Form 10-QSB filed by the Company on August 10, 2001.
**** Incorporated by reference from Quarterly Report on Form 10-SB filed by the Company on November 11, 2001. *****Already filed.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REMEDENT USA, INC.


Dated: October 6, 2004              /s/ Robin List
                                    --------------------------------------------
                                    By: Robin List
                                    Its: Chief Executive Officer (Principal
                                         Executive Officer) and Director


Dated: October6, 2004               /s/ Stephen F. Ross
                                    --------------------------------------------
                                    By: Stephen F. Ross
                                    Its: Chief Financial Officer (Principal
                                         Financial Officer and Principal
                                         Accounting Officer) and Director


Dated: October 6, 2004              /s/ Guy DeVreese
                                    --------------------------------------------
                                    By: Guy DeVreese
                                    Its: Chairman (Director)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report                                                 F-2

Financial Statements:

      Consolidated Balance Sheet as of March 31, 2002 and 2001               F-3

      Consolidated Statements of Operations for the years ended
      March 31, 2002 and 2001                                                F-4

      Consolidated Statements of Changes in Stockholders' Deficit
      for the years ended March 31, 2002 and 2001                            F-5

      Consolidated Statements of Cash Flows for the years ended
      March 31, 2002 and 2001                                                F-6

      Consolidated Statements of Comprehensive Loss for the years
      ended March 31, 2002 and 2001                                          F-7

      Notes to Consolidated Financial Statements                      F-8 - F-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of REMEDENT USA, INC.

      We have audited the accompanying consolidated balance sheet of Remedent USA, Inc. as of March 31, 2002, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficit and cash flows for the year ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency, and its total liabilities exceed its total assets, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FARBER & HASS LLP


/s/ FARBER & HASS LLP
Oxnard, California
June 4, 2002

PART I--FINANCIAL INFORMATION

Item 1--Consolidated Financial Statements

                       REMEDENT USA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          As of March 31, 2002 and 2001

                                                           March 31,       March 31,
                                                             2002           2001
                                                          -----------    -----------

                        ASSETS
CURRENT ASSETS
      Cash and cash equivalents                           $    31,940    $     7,686
      Accounts receivable, net                                117,274         21,262
      Due from related party                                  109,050             --
      Inventories, net                                         97,546         82,905
      Prepaid expense                                          39,222          3,422
                                                          -----------    -----------

            TOTAL CURRENT ASSETS                              395,032        115,275
Property & equipment, net                                      60,502         21,488
Patents, net of accumulated amortization                           --         25,969
Goodwill                                                      330,011             --
Other assets                                                    2,499          4,187
                                                          -----------    -----------

            TOTAL ASSETS                                  $   788,044    $   166,919
                                                          ===========    ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
      Line of credit                                      $   137,866             --
      Accounts payable                                        310,163    $   412,756
      Due to related parties                                  153,715        102,291
      Accrued liabilities                                     346,017        443,173
      Net liabilities of Toothbrush Business to be sold       335,713             --
      Note payable                                            232,862        134,000
                                                          -----------    -----------

            TOTAL CURRENT LIABILITIES                       1,516,336      1,092,220
                                                          -----------    -----------

Commitments and contingencies

SHAREHOLDERS' DEFICIT
      Common stock (50,000,000 shares authorized,
         $0.001 par value; 30,824,058 issued and
         outstanding)                                          30,824         13,187
      Additional paid in capital                            4,000,194      1,768,302
      Accumulated deficit                                  (4,670,596)    (2,706,790)
      Stock Subscription receivable                           (77,848)            --
      Cumulative translation adjustment                       (10,866)            --
                                                          -----------    -----------

            TOTAL SHAREHOLDERS' DEFICIT                      (728,292)      (925,301)
                                                          -----------    -----------

            TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $   788,044    $   166,919
                                                          ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the years ended March 31, 2002 and 2001

                                                For the year ended
                                           ------------------------------
                                           March 31, 2002  March 31, 2001
                                           --------------  --------------
NET SALES                                   $    733,853    $    225,604
COST OF SALES                                    502,013         154,848
                                            ------------    ------------
            GROSS PROFIT                         231,840          70,756
OPERATING EXPENSES
      Research and development                   270,395          80,495
      Sales and marketing                         49,582         228,029
      General and administrative               1,793,361         320,038
      Depreciation and amortization               12,711          13,253
                                            ------------    ------------
            TOTAL OPERATING EXPENSES           2,126,049         641,815
                                            ------------    ------------
LOSS FROM OPERATIONS                          (1,894,209)       (571,059)
OTHER INCOME (EXPENSES)
      Interest income                                 --             169
      Interest expense                          (113,887)       (200,114)
      Other income (expense)                      44,290              --
                                            ------------    ------------
            TOTAL OTHER INCOME (EXPENSES)        (69,597)       (199,945)
                                            ------------    ------------
LOSS BEFORE INCOME TAXES                      (1,963,806)       (771,004)
      Income tax benefit (expense)                    --            (850)
                                            ------------    ------------
            NET (LOSS)                      $ (1,963,806)   $   (771,854)
                                            ============    ============
LOSS PER SHARE                              $      (0.11)   $      (0.06)
                                            ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING           18,009,722      12,966,167
                                            ============    ============

    The accompanying notes are an integral part of the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the Years ended March 31, 2002 and 2001

                                      Common Stock          Additional
                                -------------------------    Paid-in      Accumulated
                                  Shares        Amounts      Capital        Deficit        Other           Total
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2000          12,685,303   $    12,685   $ 1,446,018   $(1,934,936)   $   (12,983)   $  (489,216)
                                ===========   ===========   ===========   ===========    ===========    ===========
      Common stock issued
         for services                29,882            30         9,470            --             --          9,500
      Common stock issued
         for repayment of
         debt                       472,131           472       163,812            --             --        164,284
      Beneficial Conversion
         Feature on
         debentures                      --            --       149,002            --             --        149,002
      Receipt of services
         for common stock
         issued in prior year            --            --            --            --         12,983         12,983
      Net loss                           --            --            --      (771,845)            --       (771,854)
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2001          13,187,316   $    13,187   $ 1,768,302   $(2,706,790)   $         0    $  (925,301)
                                ===========   ===========   ===========   ===========    ===========    ===========
      Common stock issued
         under private
         placements               5,069,000         5,069       688,431            --             --        693,500
      Common stock issued
         for services             4,210,000         4,210       455,910            --             --        460,120
      Common stock issued
         for repayment of
         debt                     2,209,100         2,209       596,241            --             --        598,450
      Common stock issued
         upon conversion of
         debenture                  148,642           149        10,440            --             --         10,589
Stock options issued for
   services                              --            --        23,870            --             --         23,870
Stock options issued to
   employees and directors               --            --       133,000            --             --        133,000
Common stock issued upon
   acquisition of business        6,000,000         6,000       324,000            --             --        330,000
Subscription receivable                  --            --            --            --        (77,848)       (77,848)
Cumulative translation
   adjustment                            --            --            --            --        (10,866)       (10,866)
Net loss                                 --            --            --    (1,963,806)            --     (1,963,806)
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2002          30,824,058   $    30,824   $ 4,000,194   $(4,670,596)   $   (88,714)   $  (728,292)
                                ===========   ===========   ===========   ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the years ended March 31, 2002 and 2001

                                                             For the years ended
                                                       ------------------------------
                                                       March 31, 2002  March 31, 2001
                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(1,963,806)   $   (771,854)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
      Depreciation and amortization                            13,301          13,253
      Inventory reserve                                        80,906             --
      Stock and options issued for services                   483,990         159,065
      Options for bonuses                                     133,000              --
Changes in operating assets and liabilities:
      Cash within division sold                                (2,093)             --
      Accounts receivable                                    (102,275)         19,636
      Inventories                                             (99,858)         70,807
      Prepaid expenses                                        (29,163)         (2,886)
      Accounts payable                                        269,419         136,894
      Accrued liabilities                                     426,470         189,694
      Deposits                                                     --          (8,892)
                                                       --------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                        (790,109)       (194,283)
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of equipment                                  (65,084)           (640)
      Other assets                                             (3,236)             --
      Notes from related parties                             (107,688)             --
                                                       --------------  --------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES             (176,008)        104,204
CASH FLOWS FROM FINANCING ACTIVITIES
      Lease payments                                               --          (1,354)
      Proceeds from notes and debentures                      120,000         109,073
      Note payments                                           (11,138)        (18,079)
      Proceeds from line of credit                            136,144              --
      Proceeds from sale of common stock                      693,500              --
      Subscription receivable                                 (76,876)
      Payments to related parties                             (11,314)             --
      Notes to related parties                                150,799         104,844
                                                       --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,001,115          89,640
                                                       --------------  --------------
      NET INCREASE IN CASH                                     34,998            (439)
      Effect of exchange rate changes on cash and cash
        equivalents                                           (10,744)             --
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    7,686           8,125
                                                       --------------  --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $    31,940    $      7,686
                                                       ==============  ==============
Supplemental Non Cash Investing and Financing
  Activities:

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

Supplemental Information:
      Interest paid                                       $    12,951    $     20,152
      Taxes paid                                          $        --    $         --

    The accompanying notes are an integral part of the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   For the years ended March 31, 2002 and 2001

                                                    Year ended March 31,
                                                 --------------------------
                                                     2002           2001
                                                 -----------    -----------
Net loss                                         $(1,963,806)   $  (771,854)
Other comprehensive income (loss):
      Foreign currency translation
         adjustment                                  (10,866)            --
                                                 -----------    -----------
Comprehensive loss                               $(1,974,672)   $  (771,854)
                                                 ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

      Remedent USA, Inc. (the "Company") is engaged in the distribution of high technology professional dental equipment. The Company was originally incorporated on September 30, 1996 in the state of Arizona, and has offices in Encino, California and Ghent, Belgium.

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

      On December 31, 2001, the Company discontinued the distribution of its patented tooth & gumbrush in anticipation for the upcoming sale of this division. The division had no activity from December 31, 2001 to March 31, 2002 to report. On March 14, 2002, the Company reached an agreement for the sale of this division and is awaiting shareholder approval of the sale.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES

   Concentration of Credit Risk

      Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of trade accounts receivables. At March 31, 2002 and 2001, three customers accounted for 54% and 52%, respectively, of the Company's trade receivables. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

      Revenues - For the year ended March 31, 2002, two customers represented 33% and 11% of total revenues, respectively.

   Revenue Recognition

      Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded.

   Impairment of Long-Lived Assets

      Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2002, management believes there was no impairment of the Company's long-lived assets.

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

      The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

             Machinery and equipment                              4 years
             Tooling                                              3 years
             Furniture and fixtures                               4 years

   Customers Outside of the United States

Sales to customers outside of the United States were 93% and 59% of total sales in the years ended March 31, 2002 and 2001, respectively. The sales were made mostly to customers in countries that are members of the European Union ("EU").

                                                         2002         2001
                                                      ----------   ----------

       Sales inside the United States                 $   50,270   $  225,604
       Sales outside the United States                   683,583            0
                                                      ----------   ----------

       Total sales                                    $  733,853   $  225,604
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

   Impact of New Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company does not expect any material effect on its financial position or results of operations from the adoption of these statements. The Company adopted these pronouncements for the fiscal year ended March 31, 2002.

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

   Accounting for Services Paid for by Stock Options

      The Company has issued stock options which entitle the grantee to exercise the options at fair market value less an agreed upon discount. The Company has recorded the fair market value as an increase to additional paid-in capital.

                       REMEDENT USA, INC. AND SUBSIDIARIES

3. Inventories

      Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                                     March 31,     March 31,
                                                       2002          2001
                                                   ------------  ------------
      Inventory-Supplies                           $         --  $     23,593
      Displays and Raw Materials                          5,270        45,436
      Finished Goods                                     96,638        13,876
      Less: Inventory reserve                            (4,362)           --
                                                   ------------  ------------
      Inventories, net                             $     97,546  $     82,905

4. Due from Related Party

      On February 12, 2002, the Remedent NV entered into a loan agreement for
(euro) 125,000, with a company owned and operated by Guy De Vreese, a Company officer. The agreement was entered into in connection with a line of credit established with the Bank Brussel Lambert ("BBL") for (euro) 250,000 (see Note
10). Due to the insufficient assets maintained by the Company as of inception date of the line of credit, the BBL imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) the company owned by Mr. De Vreese repay its existing line of credit in full. As such, the loan received was utilized to repay the existing line of credit. Repayment of the loan will occur upon the Company's ability to provide sufficient assets to replace the personal guarantee of Mr. De Vreese.

5. Property and Equipment

      Property and equipment are summarized as follows:

                                                     March 31,     March 31,
                                                       2002          2001
                                                   ------------  ------------
      Machinery and equipment                      $      3,548  $     50,436
      Tooling                                            49,782            --
      Furniture and fixtures                              9,919         8,236
      Leasehold improvements                                  0           779
      Less accumulated depreciation                      (2,747)      (37,963)
                                                   ------------  ------------
      Property and equipment, net                  $     60,502  $     21,488

      During the year ended March 31, 2002, the Company purchased $49,782 of tooling for use in the production of the "remecure light." See Note 9 regarding property and equipment sold.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES

7. Due to Related Parties

      Due to related parties are summarized as follows:

                                                March 31,   March 31,
                                                   2002       2001
                                                ---------   ---------
      Advances from Rebecca Inzunza, an
         officer, through the use of a
         personal credit card for business
         expenses                               $       0   $  18,226
      Advances from a company operated by
         Kenneth Hegemann, an officer, of
         $8,000 and $11,500 for the fiscal
         years ended March 31, 2002 and 2001,
         respectively No cash repayments
         were made for the fiscal year ending
         March 31, 2002 while $4,000 was
         repaid during the fiscal year ended
         March 31, 2001. On January 24, 2002
         the Company settled this debt
         through the issuance of common stock
         See Note 13                                    0      15,063
      Borrowings from a former director in
         the form of convertible debentures        69,002      69,002
      Borrowings from employees in the form
         of working capital loans                  84,713          --
                                                ---------   ---------
      Due to related parties                    $ 153,715   $ 102,291
                                                =========   =========

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

8. Accrued Liabilities

      Accrued liabilities are summarized as follows:

                                                March 31,       March 31,
                                                  2002            2001
                                               ----------      ----------
      Accrued salaries and payroll taxes       $  167,535      $  309,192
      Accrued royalties                                 0          50,395
      Accrued interest                             34,155          21,124
      Accrued audit and tax fees                  106,022          41,533
      Accrued consulting                           18,000          18,000
      Accrued other                                20,305           2.929
                                               ----------      ----------
      Accrued liabilities                      $  346,017      $  443,173
                                               ==========      ==========
9. Net Liabilities to be Sold

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

                       REMEDENT USA, INC. AND SUBSIDIARIES

      Net liabilities to be sold, representing the assets and liabilities of the business upon its discontinuance on December 31, 2001, are summarized as follows:

      Cash                                            $      2,092
      Accounts receivable                                    7,729
      Due from related parties                               9,952
      Inventory                                              5,530
      Property & equipment, net                             14,580
      Patents, net                                          25,527
      Other assets                                           3,655
      Accounts payable                                    (343,198)
      Accrued liabilities                                  (61,580)
                                                      ------------
      Net liabilities to be sold                      $   (335,713)
                                                      ============

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

      Notes payable are summarized as follows:

                                                            March 31,  March 31,
                                                              2002       2001
                                                            --------   --------
Promissory Note at 7.25% (Prime + 2.5%), due on demand,
   principal and interest payable in monthly installments
   of $1,099, final maturity April 2005                     $ 32,862   $ 44,000
Convertible debentures at 10%, due on demand                  80,000     90,000
Working capital loan, due on demand                           20,000         --
Working capital loan, final maturity December 2001           100,000         --
                                                            --------   --------
Notes payable                                               $232,862   $134,000
                                                            ========   ========

12. Income Taxes

      A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                            2002         2001
                                                         ---------    ---------
Computed tax at the federal statutory rate of 34%        $(667,694)   $(162,220)
Valuation allowance                                      $ 667,694    $ 161,370
                                                         ---------    ---------
Provision (benefit ) for income taxes                    $       0    $     850
                                                         =========    =========
Change in Valuation Allowance                            $ 506,324    $(146,730)

      For the period ended March 31, 2002 the Company had available approximately $3.1 million of unused net operating loss carry-forwards for federal tax and approximately $1.5 million for the State of California. These loss carry-forwards begin to expire in the year 2012 if not previously utilized.

13. Shareholders' Deficit

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

      On January 15, 2002, the Company acquired a dental employee business concept and related assets for 6,000,000 shares of the Company's common stock.

                       REMEDENT USA, INC. AND SUBSIDIARIES

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

                       REMEDENT USA, INC. AND SUBSIDIARIES

      The following table summarizes stock option activity:

                                                    Options      Weighted Avg.
                                                  Outstanding    Exercise Price
                                                  -----------    --------------
      Balance at March 31, 2001                            --                --
      Granted                                       4,733,600    $         0.07
      Canceled or expired                            (137,700)             0.26
      Exercised                                            --                --
                                                  -----------    --------------
      Balance at March 31, 2002                     4,595,900    $         0.07
                                                  -----------    --------------
      Options Exercisable at March 31, 2002         4,450,000    $         0.06

      The following table summarizes significant option groups outstanding as of March 31, 2002 and related weighted average exercise price and remaining contractual life information as follows:

                               Options Outstanding                  Options Exercisable
--------------------------------------------------------------   -----------------------------
Range of                         Weighted Avg.   Weighted Avg.                   Weighted Avg.
Exercise                          Remaining        Exercise        Number          Exercise
Prices              Shares     Contractual Life     Price        Exercisable        Price
--------            ------     ----------------     -----        -----------        -----
$0.05-$0.09       3,800,000        10.00            $0.05         3,800,000         $0.05
$0.10-$0.19         550,000         9.50             0.12           550,000          0.12
$0.20-$0.26         245,900         9.35             0.24           100,000          0.20

      Compensation cost for stock options is measures as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. Had compensation cost for these plans been determined based on the fair value of the grant dates, as prescribed by SFAS No. 123, net loss and net loss per share would have been as follows:

                                           Fiscal Year Ended March 31, 2002
                                           --------------------------------
Net Loss:
      As reported                                             $  (1,963,806)
      Pro forma                                               $  (2,017,690)
Loss per share:
      As reported                                             $       (0.11)
      Pro forma                                               $       (0.11)

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

                       REMEDENT USA, INC. AND SUBSIDIARIES

      The following are segment information for the fiscal years ended March 31:

                               European Operations
                 ------------------------------------------------
                    Professional     Employee          Total           United
                       Dental          Out-           European         States
                     Products        sourcing        Operations       Operations          Total
                 --------------   --------------   --------------   --------------    --------------
2002
--------------
Net sales        $      683,583   $            0   $      683,583   $       50,370    $      733,853
Income(loss)
  from
  operations     $     (718,258)  $            0   $     (718,258)  $   (1,175,951)   $   (1,894,209)
Total assets     $      782,217   $            0   $      782,217   $        5,827    $      788,044
Depreciation
  and
  amortization   $       13,301   $            0   $       13,301   $            0    $       13,301
Capital
  expenditures   $       65,084   $            0   $       65,084   $            0    $       65,084

2001
--------------
Net sales        $            0   $            0   $            0   $      225,604    $      225,604
Income(loss)
  from
  operations     $            0   $            0   $            0   $     (571,059)   $     (571,059)
Total assets     $            0   $            0   $            0   $      166,919    $      166,919
Depreciation
  and
  amortization   $            0   $            0   $            0   $       13,253    $       13,253
Capital
  expenditures   $            0   $            0   $            0   $          640    $          640

                       REMEDENT USA, INC. AND SUBSIDIARIES

15. Going Concern

      The Company has incurred substantial net losses since inception, and as of March 31, 2002 and 2001 maintained a working capital and shareholders' deficit of ($1,121,304) and ($728,292), respectively, raising substantial doubt about the Company's ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan.

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

      In May 2002, the Company negotiated for the full repayment of the indebtedness to its previous independent accountants, $32,650, with the issuance of 150,000 shares of common stock. These negotiations took place during May 2002. This represents the first issuance of common stock to the Company's previous independent accounts.

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

      On March 27, 2002, the Board of Directors approved an Asset Purchase Agreement (the "Agreement") entered into by the Company on May 14, 2002 with Famcare 2000, LLC, ("Famcare") a Nevada limited liability company. The Agreement provides for the sale of the Company's Remedent Tooth & Gumbrush business (the "Toothbrush Business") which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002.