Form 10KSB/A
period 2003-03-31
REMEDENT USA INC/AZ
filed 2004-10-13
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                |_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 001-15975

                               REMEDENT USA, INC.
           (Name of small business issuer as specified in its charter)

         Nevada                                               86-0837251
------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

Xavier de Cocklaan 42, 9831 Deurle, Belgium                            N/A
-------------------------------------------                         -----------
 (Address of principal executive offices)                           (Zip code)

                                011-329-321-70-80
                (Issuer's telephone number, including area code)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I                                                                                      PAGE
Item 1         Description of Business.........................................................1

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

Item 7         Financial Statements...........................................................12

PART III

Item 9         Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............................13

Item 10        Executive Compensation.........................................................14

Item 11        Security Ownership of Certain Beneficial Owners and
               Management.....................................................................17

Item 12        Certain Relationships and Related Transactions.................................18

Item 13        Exhibits and Reports on Form 8-K...............................................21

               Financial Statements..........................................................F-1

THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING PARTS OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 2003. ALL INFORMATION IN THIS 10-KSB IS AS OF THE DATE OF OUR ANNUAL REPORT ON FORM 10-KSB, JULY 14, 2003 EXCEPT AS STATED HEREIN. ONLY ITEMS 1, 5, 6, 7, 9, 10, 11, 12, AND 13 HAVE BEEN AMENDED HEREIN.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Remedent USA, Inc. was incorporated under the laws of Arizona in September 1996. We were initially formed for the purposes of developing, marketing and distributing the Remedent Toothbrush, a new single-handle toothbrush, gumbrush and tongue cleaner designed to improve oral care at an affordable price. We have never been a party to any bankruptcy, receivership or similar proceeding. Remedent USA, Inc. is now headquartered in Ghent, Belgium and has no offices, employees or assets in the United States. Stephen Ross is our only officer and director who currently resides in the United States.

Our Business

We plan to develop and market high-technology dental equipment. Our first product is the RemeCure CL-15 high speed dental curing light. On January 9, 2003 we received FDA approval to market this product in the United States. As of the date of this Annual Report, we do not have FDA approval to market any other products.

Prior to our entering the high technology dental equipment business, our primary product was the Remedent Tooth and Gumbrush ("Remedent Toothbrush"), a toothbrush, gumbrush and tongue cleaner in a single instrument. However, due to the extremely cost-intensive nature of retail marketing, we were unable to adequately increase the exposure of this product. As a result, we have incurred substantial net losses resulting in working capital and shareholder deficits. As a result of these substantial net losses, at the beginning of the fiscal year ended March 31, 2002, we reassessed our operations and business structure and implemented a complete corporate reorganization plan. This plan included the sale of the Remedent Toothbrush division and expansion into diversified business ventures, including the development of high-technology dental equipment for marketing within the professional dental market and the acquisition of a dental employee leasing concept. On March 14, 2002, we entered into an Asset Purchase Agreement selling our Remedent Toothbrush division to Famcare 2000, LLC, although this transaction was not consummated until September 2002, 20 days following the mailing to our shareholders of a Definitive Information Statement on Schedule 14C for this transaction.

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

On January 15, 2002, Remedent NV acquired International Medical & Dental Support ("IMDS") from a company controlled by Guy De Vreese, Lident N.V. (formerly New Bitsnap, NV.) (See "Certain Relationships and Related Transactions.") IMDS was a business concept and related assets for dental practitioner outsourcing business. The idea behind IMDS was to exploit a shortage of dentists in Holland and a surplus of dentists in Belgium by placing Belgian dentists in Dutch dental offices. The IMDS concept was never implemented and the Company decided not to pursue it further. The assets we acquired consisted of the following: a business plan for the concept with supporting market data, a software package, two staff members who had experience in telemarketing, a list of Belgium dentists, a list of Dutch dentists, forms of contracts, and a website domain name. The consideration we paid for IMDS was for a total of 6,000,000 shares of our common stock, valued at $330,000. The value of the common shares issued was determined based on the market price of the Company's common stock on the date of acquisition. On March 31, 2003 the Company recorded a full impairment loss of $330,000 against the goodwill recorded in fiscal year 2002 in connection the acquisition of IMDS.

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

On December 31, 2002, Remedent N.V. subsidiary entered into an agreement with Robin List and Lausha N.V., a Belgium company owned by Guy de Vreese. Under the agreement, Remedent NV issued the following shares of common stock: (i) 7,171 shares of Remedent N.V. common stock to Lausha N.V. in exchange for extinguishment of a (euro)285,000 (US$305,000) note payable; and (ii) 629 shares of Remedent N.V. common stock to Robin List in exchange for extinguishment of a
(euro)25,000 (US$27,000) note payable. After this transaction, the Company owned 21.45% of Remedent NV. Since the other shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it continues to retain "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements."

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

Employees

We currently retain seven full-time employees worldwide, all of which were hired in connection with our entrance into the dental equipment market. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. Long term, we will attempt to hire additional employees as needed based on our growth rate.

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

The following is the range of high and low bid prices for our common stock for the periods indicated:

         --------------------------------- ------------------------------------
                                                       Bid Prices
         --------------------------------- ------------------------------------
                                                  High               Low
         --------------------------------- ------------------- ----------------
         Quarter ended June 30, 2001                     0.36             0.09
         --------------------------------- ------------------- ----------------
         Quarter ended September 30, 2001                0.23             0.09
         --------------------------------- ------------------- ----------------
         Quarter ended December 31, 2001                 0.18             0.05
         --------------------------------- ------------------- ----------------
         Quarter ended March 31, 2002                    0.08             0.05
         --------------------------------- ------------------- ----------------
         Quarter ended June 30, 2002                     0.09             0.03
         --------------------------------- ------------------- ----------------
         Quarter ended September, 2002                   0.22             0.04
         --------------------------------- ------------------- ----------------
         Quarter ended December 31, 2002                 0.11             0.03
         --------------------------------- ------------------- ----------------
         Quarter ended March 31, 2003                    0.10             0.03
         --------------------------------- ------------------- ----------------

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

-----------------------------------------------------------------------------------------------
                                                                  Year Ending     Year Ending
                                                                 March 31, 2003  March 31, 2002
                                                                 --------------  --------------
-----------------------------------------------------------------------------------------------
Net Sales                                                        $ 1,969,144    $   733,853
-----------------------------------------------------------------------------------------------
Cost of Sales                                                      1,062,681        502,013
                                                                 -----------    -----------
-----------------------------------------------------------------------------------------------
         Gross Profit                                                906,463        231,840
-----------------------------------------------------------------------------------------------
Operating Expenses
-----------------------------------------------------------------------------------------------
   Research and Development                                           93,186        270,395
-----------------------------------------------------------------------------------------------
   Sales and Marketing                                                64,132         49,582
-----------------------------------------------------------------------------------------------
   General and Administrative                                      1,354,554      1,793,361
-----------------------------------------------------------------------------------------------
   Impairment loss on IMDS Goodwill                                  330,000
-----------------------------------------------------------------------------------------------
   Depreciation and Amortization                                      21,804         12,711
                                                                 -----------    -----------
-----------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                  1,863,676      2,126,049
                                                                 -----------    -----------
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                (957,213)    (1,894,209)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
-----------------------------------------------------------------------------------------------
   Interest/Other Income                                              21,195         44,290
-----------------------------------------------------------------------------------------------
   Interest Expense                                                  (70,356)      (113,887)
                                                                 -----------    -----------
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (EXPENSES)                               (49,161)       (69,597)
                                                                 -----------    -----------
-----------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                          (1,006,374)    (1,963,806)
-----------------------------------------------------------------------------------------------
Income Tax Benefit (Expense)                                              --             --
-----------------------------------------------------------------------------------------------
         NET LOSS                                                $(1,006,374)   $(1,963,806)
                                                                 -----------    -----------
-----------------------------------------------------------------------------------------------

Fiscal Year Ending March 31, 2003 compared to Fiscal Year Ending March 31, 2002 (audited)

For the fiscal year ending March 31, 2003, net sales increased by $1,235,291 from $733,853 in 2002 to $1,969,144 in 2003. This represents a 168% increase over the comparable period in the prior year. The increase was due to the commencement of dental equipment sales in our European subsidiary ($1,964,503),. As the Company has initiated its presence within the professional dental equipment market, our European subsidiary has begun sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories and repair services. These revenues were partially offset by the continued reduction in oral hygiene revenues throughout the year, consistent with our reorganization plan, as we reposition assets and resources to the professional dental equipment market, and finalize the sale of the oral hygiene division.

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

Net interest expense was $70,356 for 2003 as compared to $113,887 for 2002, a decrease of $43,531, or 38%, over the comparable period. The decrease in interest expense was largely due to the conversion of debt into common stock during the current fiscal year.

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

In February 2002, we entered into a line of credit facility with the Bank Brussels Lambert ("BBL") consisting of an accounts receivable factoring line for
(euro)991,000 ($1,079,298 at March 31, 2003) and a general line of credit for
(euro)250,000 ($272,275 at March 31, 2003). As of March 31, 2003, we had drawn
261,572 from this facility.

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

-------------------- ------------- ---------------------------------------------
Person                   Age       Position
------                   ---       --------
-------------------- ------------- ---------------------------------------------
Guy De Vreese             48       Chairman
-------------------- ------------- ---------------------------------------------
Robin List                32       Director, Chief Executive Officer
-------------------- ------------- ---------------------------------------------
Stephen Ross              43       Director, Chief Financial Officer, Secretary
-------------------- ------------- ---------------------------------------------
Kenneth J. Hegemann       54       Director
-------------------- ------------- ---------------------------------------------
Fred Kolsteeg             59       Director
-------------------- ------------- ---------------------------------------------

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

                           Summary Compensation Table

============================= ============================================ ========================================== ============
                                          Annual Compensation                   Long Term Compensation
                                                                                 Awards               Payouts
                                                                                       Securities
Name and Principal                                        Other         Restricted     Underlying       LTIP         All other
     Position                                            Annual           stock         Options/      pay-outs     compensation
                      Year    Salary ($)   Bonus ($)   compensation ($)  award(s) ($)     SARs (#)       ($)           ($)
Guy                  2003     $-0-         $-0-       $-0-                 $-0-          -0-             $-0-]        $132,0002
DeVreese,1           2002     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
Chairman             2001     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
Robin List,          2003     $110,000     $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
3CEO                 2002     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
                     2001     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
Stephen F.           2003     $60,000      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
Ross, CFO,           2002     $28,951      $-0-       $-0-                 $-0-          1,000,0004      $-0-         $-0-
Secretary            2001     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
==================== ======== ============ ========== ==================== ============= =============== ============ ============

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

--------
1 In March 2002, prior to Mr. De Vreese becoming an officer or director of the Company, the Company issued to Mr. De Vreese 1,000,000 shares of Common Stock underlying options, which vested on March 29, 2002 and have an exercise price of $0.05 (fair market value at date of grant) per share.

2 Consulting fees paid by Remedent N.V. to Lausha, N.V. and Lident N.V., both companies controlled by Mr. De. Vreese, pursuant to an oral consulting agreement between these companies and Remedent N.V.

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

-------------------------------------------------- --------------------------- ----------------------
      Name and address of beneficial owner            Amount and nature of       Percent of class
                                                      beneficial owner (1)
-------------------------------------------------- --------------------------- ----------------------
Guy De Vreese (2)                                          8,268,571                   23.8%
(Chairman)
Xavier de Cocklaan 42
9831 Deurle, Belgium
-------------------------------------------------- --------------------------- ----------------------
Robin List (3)
(Director, CEO)
Xavier de Cocklaan 42                                      2,212,500                   6.4%
9831 Deurle, Belgium
-------------------------------------------------- --------------------------- ----------------------
Stephen Ross (4)
(Director, CFO)
1921 Malcolm #101                                          1,000,000                   2.9%
Los Angeles, CA 90025
-------------------------------------------------- --------------------------- ----------------------
Fred Kolsteeg (5)
(Director)
Managelaantje 10                                           2,200,000                   6.84%
3062 CV Rotterdan
The Netherlands
-------------------------------------------------- --------------------------- ----------------------
Kenneth Hegemann (7)
(Director)
1220 Birch Way                                             1,045,000                   3.1%
Escondido, CA 92097
-------------------------------------------------- --------------------------- ----------------------
All Officers and Directors as a group                     14,726,071                 41.50%
(5 persons)
-------------------------------------------------- --------------------------- ----------------------
Dental Advisors, Inc. (8)
1220 Birch Way                                             3,388,000                   9.6%
Escondido, CA 92027
-------------------------------------------------- --------------------------- ----------------------
Rebecca Inzunza
1220 Birch Way                                             2,679,495                   8.0%
Escondido, CA 92027
-------------------------------------------------- --------------------------- ----------------------
Jonathan J. Marine (9)
448 21st Street                                            2,300,000                   6.8%
Manhattan Beach, CA 90266
-------------------------------------------------- --------------------------- ----------------------
KolsteegBeleggingsmaatschappij B.V.(6)
Managelaantje 10
3062 CV Rotterdan                                          1,200,000                   3.6%
The Netherlands
-------------------------------------------------- --------------------------- ----------------------

----------

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1   Stock Exchange Agreement with Resort World Enterprises, Inc.*

3.1 Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 19861

3.2 Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986*

3.3 Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987*

3.4 Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995*

3.5 Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997*

3.6 Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998*

3.7 Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent USA, Inc., dated October 5, 1998*

3.8   By-laws*

10.1  Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001*

10.6  Loan Agreement, dated September 9, 2001*

10.7 Investment Banking Agreement with Lincoln Equity Research, LLC, dated September 13, 2001*

10.8  Stock Purchase Agreement with Dental Advisors, dated September 14, 2001*

10.9  Loan Agreement, dated September 21, 2001*

10.10 Renegotiated Loan Agreement, dated December 21, 2001*

10.11 Asset Purchase Agreement for IMDS, dated January 15, 2001*

10.12 Line of Credit Agreement, dated February 11, 2002*

10.13 Loan Agreement, dated February 12, 2002*

10.14 Repayment Agreement, dated March 20, 2002*

10.15 Repayment Agreement, dated January 24, 2002*

10.16 Stock Purchase Agreement, dated January 11, 2002.*

10.17 Repayment Agreement, dated April 26, 2002*

10.18 Repayment Agreement, dated May 1, 2002*

10.19 Repayment Agreement, dated May 1, 2002*

10.20 Repayment Agreement, dated May 1, 2002*

10.21 Stock Purchase Agreement, dated May 1, 2002*

10.24 Code of Ethics, adopted March 25, 2003

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

----------

*  Already filed.

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


Dated: October 6, 2004              /s/ Stephen F. Ross
                                    --------------------------------------------
                                               By: Stephen F. Ross
                                               Its:  Chief Financial  Officer
                                               (Principal  Financial Officer and
                                               Principal Accounting Officer) and
                                               Director

Dated: October 6, 2004              Guy DeVreese
                                    --------------------------------------------
                                               By: Guy DeVreese
                                               Its: Chairman (Director)

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the Years ended March 31, 2003 and 2002

                                          Common Stock
                                    ------------------------
                                                                      Additional
                                                                 Paid-in    Accumulated  Common Stock
                                      Shares       Amounts       Capital      Deficit     Subscribed      Other
Total
                                    ----------   -----------   -----------  -----------   -----------   -----------
-----------
Balance, March 31, 2001             13,187,316   $    13,187   $ 1,768,302  $(2,706,790)           --            --   $  (925,301)

Common stock issued under
    private placements               5,069,000         5,069       688,431           --            --            --       693,500

Common stock issued for services     4,210,000         4,210       455,910           --            --            --       460,120

Common stock issued for
    repayment of debt                2,209,100         2,209       596,241           --            --            --       598,450

Common stock issued upon
    conversion of debenture            148,642           149        10,440           --            --            --        10,589

Stock options issued for services           --            --        23,870           --            --            --        23,870

Stock options issued to
   employees and directors                  --            --       133,000           --            --            --       133,000

Common stock issued upon
   acquisition of business           6,000,000         6,000       324,000           --            --            --       330,000

Subscription receivable                     --            --            --           --            --   $   (77,848)      (77,848)

Cumulative translation adjustment           --            --            --           --            --       (10,866)      (10,866)

Net loss                                    --            --            --   (1,963,806)           --            --    (1,963,806)
                                    ----------   -----------   -----------  -----------   -----------   -----------    ----------
Balance, March 31, 2002             30,824,058        30,824     4,000,194   (4,670,596)           --       (88,714)     (728,292)

Common stock issued under
    private placements                  62,500            63         4,937                                                  5,000

Subscription receivable                                                                                      77,848        77,848

Common Stock Subscribed                                                                   $   438,357                     438,357

Minority Interest in Remedent NV                                                                             64,816        64,816

Cumulative translation adjustment                                                                           (37,328)      (37,328)

Net loss                                                                     (1,006,374)                               (1,006,374)
                                    ----------   -----------   -----------  -----------   -----------   -----------     -----------
Balance, March 31, 2003             30,886,558   $    30,887   $ 4,005,131  $(5,676,970)  $   438,357   $    16,622   $(1,185,973)
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

            Revenues - For the year ended March 31, 2003, the Company had two customers who's sales were 23% and 10% of total revenues, respectively.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                     2003         2002
                                  ----------   ----------

Sales inside the United States    $        0   $   50,270
Sales outside the United States    1,969,144      683,583
                                  ----------   ----------

Total sales                       $1,969,144   $  733,853
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

6.    Goodwill

      On January 15, 2002, Remedent NV acquired International Medical & Dental Support ("IMDS") from a company controlled by Guy De Vreese, Lident N.V. (formerly New Bitsnap, NV.) (See "Certain Relationships and Related Transactions.") IMDS was a business concept and related assets for dental practitioner outsourcing business. The idea behind IMDS was to exploit a shortage of dentists in Holland and a surplus of dentists in Belgium by placing Belgian dentists in Dutch dental offices. The IMDS concept was never implemented and the Company decided not to pursue it further. On March 31, 2003 the Company recorded a full impairment loss of $330,000 against the goodwill recorded in fiscal year 2002 in connection the acquisition of IMDS.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      b) 629 shares of Remedent NV common stock to Robin List in exchange for extinguishment of a (euro)25,000 note payable.

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

      The following are segment information for the fiscal years ended March 31:

                               European Operations
                    -------------------------------------------
                    Professional    Employee           Total           United
                       Dental          Out-           European         States
                     Products        sourcing        Operations       Operations          Total
                    ---------        --------        ----------       ----------          -----
2003
----
Net sales        $    1,964,503   $        4,641   $    1,969,144   $            0    $    1,969,144
Income(loss)
  from
  operations     $     (461,482)  $            0   $     (461,482)  $     (495,731)   $     (957,213)
Total assets     $      516,670   $            0   $      516,670   $            0    $      516,670
Depreciation
  and
  amortization   $       21,804   $            0   $       21,804   $            0    $       21,804
Capital
  expenditures   $            0   $            0   $            0   $            0    $            0

2002
----
Net sales        $      683,583   $            0   $      683,583   $       50,270    $      733,853
Income(loss)
  from
  operations     $     (718,258)  $            0   $     (718,258)  $   (1,175,951)   $   (1,894,209)
Total assets     $      782,217   $            0   $      782,217   $        5,827    $      788,044
Depreciation
  and
  amortization   $       13,301   $            0   $       13,301   $            0    $       13,301
Capital
  expenditures   $       65,084   $            0   $       65,804   $            0    $       65,804

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