Form 10QSB
period 2004-09-30
REMEDENT USA INC/AZ
filed 2004-11-24
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of November 15, 2004:
39,829,158

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                               REMEDENT USA, INC.

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2004



PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1.  Interim Consolidated Financial Statements (Unaudited)....           1

 Consolidated Balance Sheet as of September 30, 2004..............           1

 Consolidated Statements of Income
 For the Three and Six Month Periods Ended September 30, 2004 and 2003.      2

 Consolidated Statements of Changes in Stockholders' Deficits.....           3

 Consolidated Statements of Cash Flows
 For the Six Month Periods Ended September 30, 2004 and 2003......           4

 Consolidated Statements of Comprehensive Loss
 For the Six Month Periods Ended September 30, 2004 and 2003......           6

 Notes to Interim Consolidated Financial Statements...............           7

Item 2.  Management's Discussion and Analysis or Plan of Operation.         20

Item 3.  Controls and Procedures   ...............................          29

PART II - OTHER INFORMATION        ...............................          31

Item 1.  Legal Proceedings  ......................................          31
Item 2.  Changes in Securities and Use of Proceeds................          31
Item 3.  Defaults upon Senior Securities..........................          31
Item 4.  Submission of Matters to Vote of Security Holders........          31
Item 5.  Other Information........................................          31
Item 6.  Exhibits and Reports on Form 8-K.........................          31

  (a)  Exhibits...................................................          31
  (b)  Reports on Form 8-K........................................          32

Signatures........................................................          33

                         PART I - FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $ 317,338
   Investments, restricted                                            291,635
   Accounts receivable, net                                           788,411
   Due from related party                                             273,516
   Inventories, net                                                   363,917
   Prepaid expense                                                     34,268
                                                                    ---------
       Total current assets                                         2,069,085

PROPERTY AND EQUIPMENT, NET                                            72,557
                                                                    ---------

TOTAL ASSETS                                                       $2,141,642
                                                                   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Line of Credit                                                  $  356,579
   Accounts payable                                                   487,564
   Due to related parties                                             127,960
   Due to non-related parties                                          58,172
   Accrued liabilities                                                293,067
   Notes payable                                                      184,857
                                                                   ----------
       Total current liabilities                                    1,508,199
                                                                   ----------

MINORITY INTEREST IN REMEDENT N.V.                                    992,247

STOCKHOLDERS' DEFICIT:
   Common stock (50,000,000 shares authorized, 0.001 par value;
   39,829,158 shares issued
   and outstanding)                                                    39,829
   Additional paid-in capital                                       5,204,869
   Accumulated deficit                                             (5,573,660)
   Common stock subscribed (372,816 shares)                               373
   Accumulated other comprehensive (loss)
   Foreign currency translation adjustment                            (30,215)
                                                                   ----------
       Total stockholders' deficit                                   (358,804)
                                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $2,141,642
                                                                   ==========

          See the accompanying notes to the financial statements.Page 1

                       REMEDENT USA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
      FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                          Three Months Ended                        Six Months Ended
                                                                 September 30,                        September 30,
                                                      ----------------------------------    ----------------------------------
                                                            2004               2003              2004               2003
                                                      ----------------   ---------------    ---------------   ----------------

NET SALES                                               $    1,336,714   $      666,176    $      3,093,354      $   1,489,452

COST OF SALES                                                  492,732          325,290           1,303,581           757,307
                                                       ---------------   --------------     ---------------     -------------

GROSS PROFIT                                                   843,982          340,886           1,789,773            732,145
                                                      ----------------   --------------     ---------------     --------------

OPERATING EXPENSES
   Research and development                                     50,699           14,152              80,201             16,756
   Sales and marketing                                          61,368           29,562             138,573             57,797
   General and administrative                                  515,839          332,201           1,035,824            669,655
   Depreciation and amortization                                 8,033            5,282              14,955             10,497
                                                      ----------------   --------------     ---------------     --------------

         TOTAL OPERATING
             EXPENSES                                          635,939          381,197           1,269,553            754,705
                                                      ----------------   --------------     ---------------     --------------

INCOME (LOSS) FROM OPERATIONS                                  208,043        (  40,311)            520,220          (  22,560)
                                                      ----------------    --------------    ---------------      -------------

OTHER INCOME (EXPENSES)
   Interest expense                                           ( 10,073)        ( 26,818)          (  32,130)         (  48,984)
   Interest/other income                                             0                0                   0              2,229
                                                      ----------------   --------------     ---------------     --------------

         TOTAL OTHER
          INCOME (EXPENSES)                                   ( 10,073)        ( 26,818)          (  32,130)         (  46,755)
                                                      -----------------  --------------     ---------------     --------------

INCOME (LOSS) BEFORE
  INCOME TAXES                                                 197,970         ( 67,129)            488,090          (  69,315)

MINORITY INTEREST IN
   REMEDENT N.V.                                              (162,191)               0            (400,929)                 0

INCOME TAX BENEFIT (EXPENSE)                                         0                0                   0                  0
                                                      ----------------   --------------     ---------------     --------------
NET INCOME (LOSS)                                     $         35,779   $     ( 67,129)    $        87,161     $    (  69,315)
                                                      ================   ==============     ===============     ==============


INCOME (LOSS) PER SHARE
       Basic                                                   $  0.00         $( 0.00)            $  0.00          $ ( 0.00)
                                                               =======         =======             =======          ========
       Diluted                                                 $  0.00         $( 0.00)            $  0.00          $ ( 0.00)
                                                               =======         =======             =======          ========
WEIGHTED AVERAGE SHARES
     OUTSTANDING
       Basic                                                39,595,642       32,569,702          39,587,400         32,569,702
                                                      ================       ==========     ===============   ================
       Diluted                                              41,370,642       32,569,702          41,362,400         32,569,702
                                                      ================       ==========     ===============   ================

          See the accompanying notes to the financial statements.Page 2

                       REMEDENT USA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                                 Accumulated
                                                      Additional                  Common           Other
                                                       Paid-in    Accumulated      Stock        Comprehensive
                                 Shares     Amount     Capital      Deficit      Subscribed        (Loss)               Total
                                 ------     ------     -------      -------      ----------         ----                -----
BALANCE PER FORM
  10K-SB MARCH 31, 2004       39,579,158   $39,579   $4,880,932   $(5,708,761)       $373         $(70,244)           $(858,121)

Restatement                                             321,687        47,940                       31,780              401,407

RESTATED BALANCE,
 MARCH 31, 2004               39,579,158   $39,579    5,202,619    (5,660,821)        373          (38,464)            (456,714)

Common Stock
Issued for services              250,000       250        2,250                                                           2,500

Cumulative
Translation
adjustment                                                                                           8,249                8,249

Net income                                                             87,161                                            87,161
                              ----------   -------   ----------   -----------     ---------       --------           ----------
BALANCE,
SEPTEMBER 30, 2004            39,829,158   $39,829   $5,204,869   $(5,573,660)       $373          (30,215)           $(358,804)
                              ==========   =======   ==========   ===========     =========       ========           ==========

         See the accompanying notes to the financial statements.Page 3

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

      CASH FLOWS FROM OPERATING ACTIVITIES:                                                 2004              2003
                                                                                          --------          ----------
      Net income (loss)                                                                   $ 87,161          $ (69,315)
      Adjustments to reconcile net cash provided
       (used) by operating activities:
        Depreciation                                                                        15,147             11,024
        Allowance for doubtful accounts                                                     (6,553)            (4,727)
        Minority Interest                                                                  400,929                  -
        Changes in operating assets and liabilities:
          Accounts receivable                                                              565,755           (302,958)
          Inventories                                                                       67,397           (135,797)
          Prepaid expenses                                                                 (12,526)          (229,542)
          Other assets                                                                           -                903
          Accounts payable                                                                (177,897)           185,255
          Accrued liabilities                                                              (55,424)            63,994
                                                                                          ---------         ----------
      Net cash provided (used) by operating activities                                     883,989           (481,163)
                                                                                          ---------         ----------

      CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                                (43,388)            (6,695)
      Investments                                                                           (2,984)           (19,786)
      Notes from related parties                                                          (125,629)           (16,051)
                                                                                          ---------         ----------
      Net cash provided (used) by investing activities                                    (172,001)           (42,532)
                                                                                          ---------         ----------

      CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments (to) from non related parties                                              (139,517)           478,241
      Net reduction in line of credit                                                     (435,764)            (5,815)
      Payments on notes payable                                                                  -             (7,698)
      Proceeds from sale of liabilities                                                          -             335,712
      Net liabilities sold                                                                       -            (335,713)
                                                                                          ---------         -----------
      Net cash provided (used) by financing activities                                    (575,281)            464,727
                                                                                          ---------         -----------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 136,707             (58,968)
      Effect of exchange rates                                                               8,249              58,968


      CASH AND CASH EQUIVALENTS, BEGINNING                                                 172,382                  -0-
                                                                                          ---------         -----------

      CASH AND CASH EQUIVALENTS, ENDING                                                  $ 317,338           $     - 0-
                                                                                          =========         ===========

                 See Supplemental disclosures on following page.

         See the accompanying notes to the financial statements.Page 4

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended September 30, 2003, the Company issued 637,916 shares of common stock for the repayment of $84,406 in accrued expenses.

During the quarter ended September 30, 2003, the Company issued 1,810,000 shares of common stock for the full settlement of $107,778 in notes payable and $10,000 in accrued interest.

During the quarter ended September 30, 2003, the Company issued 125,000 shares of common stock for the repayment of $10,000 in accounts payable indebtedness.

During March 2004, the Company issued 3,000,000 shares of common stock in payment of services.

During March 2004, the Company issued 772,500 shares of common stock in payment of consulting fees for a total of $87,000.

During March 2004, the Company issued 500,000 shares of common stock for the settlement of consulting fees for a total of $22,700.

During September 2004, the Company issued 250,000 shares of stock to an unrelated third party for the settlement of consulting fees for a total of $2,500.

                                                  2004              2003
                                                  ----              ----

SUPPLEMENTAL INFORMATION:
Interest paid                                  $24,870           $22,166
Taxes                                          $     0           $     0

         See the accompanying notes to the financial statements.Page 5

                       REMEDENT USA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                             Three Months Ended                     Six Months Ended
                                                                 September 30,                        September 30,
                                                     -----------------------------------    ----------------------------------
                                                            2004               2003              2004               2003
                                                     -----------------   ---------------    ---------------   ----------------

NET INCOME (LOSS)                                     $      197,970     $    (67,129)      $     488,090     $     ( 69,315)

OTHER COMPREHENSIVE
  INCOME (LOSS):
     Foreign currency translation
       adjustment                                             18,007           16,052               8,249             76,994
                                                     ----------------    ---------------    ----------------  ----------------


COMPREHENSIVE INCOME (LOSS)                          $       215,977     $    (51,077)      $     496,339     $        7,679
                                                     ================    ===============    ================  ==================

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.        GENERAL

          The accompanying interim financial statements include the accounts of Remedent USA, Inc. (Incorporated in Nevada) and its two subsidiaries, Remedent N.V.(Belgian corporation) located in Deurle, Belgium, and Remedent Professional, Inc. (Incorporated in California) (Collectively, the "Company"). Remedent USA, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. has been dormant since inception. At September 30, 2004, Remedent USA owned 22% of Remedent N.V., a manufacturer of professional dental equipment for use by dentists and other consumer related dental products. Since the controlling shareholders of Remedent N.V. are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it has "control" of Remedent N.V., as defined by ARB 51 "Consolidated Financial Statements". The Company has consolidated the financial position and results of operations of Remedent N.V. Remedent Professional Inc., a wholly-owned subsidiary of Remedent USA, was formed as the United States of America sales organization for equipment manufactured by Remedent N.V. but has been inactive. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

2.        RESTATEMENT

          As a part of preparing the accompanying consolidated financial statements and the notes thereto, the Company detected two errors in certain previously issued financial statements. The errors relate to the classification of certain assets, minority interest and paid in capital.

          In March 2003 the Company did not properly record a capital contribution to its subsidiary, Remedent N.V. by two of the Company's officers. The capital contribution was the value of certain fixed income securities which were assigned and irrevocably transferred to Remedent N.V on March 5, 2003 (the "Transfer Date") as well as forgiveness of 75,000 Euros ($77,827) in notes payable from the same officers. The initial value of the securities on the Transfer Date was 235,000 Euros ($243,860). These securities are collateral for a bank line of credit and are therefore shown as restricted investments on the Company's balance sheet (see Note 9). As of September 30, 2004, the value of these securities has increased to $291,635 as a result in changes in the currency valuation as between the US Dollar and the
          Euro.  The  increase  in  value  of  $47,775  has  increased  the  net cumulative Foreign Currency Translation Adjustment shown in the shareholders equity section of the balance sheet. The $321,687 historical value of the fixed income securities and notes payable has been recorded and credited to additional paid in capital. The Company intends to file amended reports on Form 10K-SB and Form 10Q-SB beginning with the year ended March 31, 2003 as soon as possible that will reflect the foregoing correction.

          This foregoing capital contribution occurred as a result of the sale by Remedent N.V of 7,200 shares of Remedent N.V stock, representing 78% of the outstanding shares of Remedent N.V. after conclusion of the sale. In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V's balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in
          exchange  for   conversion  of  50,000  Euros  in  notes  payable  and
          contribution   of  the  235,000  Euros  in  fixed  income   marketable
          securities discussed above, both as an irrevocable capital contribution to Remedent N.V. In addition, Remedent N.V. issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, as previously reported in earlier filings, we currently own 22% of our subsidiary, Remedent N.V.

          In connection with the same transaction, the Company did not correctly record the Minority Interest related to the previously mentioned 78% ownership of our subsidiary, Remedent N.V. The foregoing was the result of an error in the recording of Minority Interest that originally occurred as of our year end report on for 10K-SB for March 31, 2003 and has carried forward since that date. The cumulative effect of these errors as of our last Form 10K-SB filed for the period ended March 31, 2004 had been to overstate the value of the Minority Interest by $112,756, understate Additional Paid in Capital by $321,687, understate Investments by $288,651, overstate the Cumulative Foreign Translation Adjustment (Loss) by $31,780 and overstate the Company's Accumulated Deficit by $47,940. The Company intends to file amended reports on Form 10K-SB and Form 10Q-SB beginning with the year ended March 31, 2003 as soon as possible that will reflect the foregoing restatement.

          The  Company  has  retroactively   corrected  the  balances  in  these
          financial statements and the related footnotes to correct these errors.

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Presentation

          The interim consolidated financial statements of Remedent USA, Inc. and Subsidiaries (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. Accordingly, your attention is directed to footnote disclosures found in the March 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

          Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas. At September 30, 2004, one commonly controlled group of customers (Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH) accounted for 52% of the Company's trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

          Purchases - The Company does not specifically rely upon any suppliers for key components for its products. Since the Company has begun to assemble and package its products in house, the reliance on any one supplier has diminished. The loss of any one supplier would not have a material impact on the Company's operations.

          Revenues - For the period ended September 30, 2004, the Company had one controlled group of customers whose sales were 38% of total revenues. This number represents the collective sales for the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters.

          Revenue Recognition

          Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded. The Company recognizes revenue in accordance with Staff Accounting Bulletin 101.

          Impairment of Long-Lived Assets

          Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of September 30, 2004, management believes there was no impairment of the Company's long-lived assets.

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

          Investments, Restricted

          The Company accounts for investments, available for sale, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of all marketable securities as held-to-maturity, available for sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At September 30, 2004, all of the Company's investments in marketable securities were classified as restricted as a result of their being held as collateral for a bank credit line (see Note 9), and were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers' methods of determining the cost basis in computing realized gains and losses on the sale of its available for sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

          Accounts Receivable and Allowance for Doubtful Accounts

          The Company sells professional dental equipment and consumer dental products to various companies, primarily to distributors located in Western Europe. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of September 30, 2004, the allowance for doubtful accounts was $20,800. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

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

          The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

          Tooling                                           3 Years
          Manufacturing Equipment                           4 Years
          Furniture and fixtures                            4 Years

          Customers Outside of the United States

          Sales to customers outside of the United States were 99% of total sales for the period ended September 30, 2004 and 98% of total sales for the period ended September 30, 2003. The sales were made mostly to customers in countries that are members of the European Union ("EU").

                                           2004                     2003
                                           ----                     ----

          U.S. sales                    $   17,647                $   33,090
          Foreign sales                  3,075,707                 1,456,361
                                        ----------                ----------

          Total sales                   $3,093,354                $1,489,451
                                        ==========                ==========


          Research and Development Costs

          The Company expenses research and development costs as incurred.

          Advertising

          Costs incurred for producing and communicating advertising are expensed when incurred and are included in selling, general and administrative expenses. For the six months ended September 30, 2004 and 2003, consolidated advertising expense amounted to $73,154 and $57,796, respectively.

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

          Warranties

          The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by our suppliers and sub-contractors; we have recorded as of September 30, 2004 a provision for potential future warranty costs of $18,615.

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

4.        INVESTMENTS, RESTRICTED

          The following is a summary of the Company's investments available for sale as of September 30, 2004:

          Private bonds                                    $      26,052
          Fixed income mutual funds                              265,583
                                                           -------------

          Total                                            $     291,635
                                                           =============

          These investments are pledged as collateral to the Company Bank Line of Credit (see Note 9).

5.        ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
          A summary of accounts receivable and allowance for doubtful accounts is as follows:

          Accounts receivable                                   $  809,211
          Allowance for doubtful accounts                          (20,800)
                                                                -----------
          Net accounts receivable                               $  788,411
                                                                ===========

          Allowance for doubtful accounts:

          Balance, April 1, 2004                                $   27,353
          Decrease in estimate of provision for
           doubtful accounts                                        (6,553)
                                                                -----------
          Balance, September 30, 2004                           $   20,800
                                                                ===========

          At September 30, 2004, the Company had $20,396 in accounts receivable that were 90 or more days past due.

6.        DUE FROM RELATED PARTY

          On February 12, 2002,  Remedent N.V. entered into a loan agreement for
          (euro) 125,000 with Lident N.V., a company owned and operated by Guy De Vreese, the Company's Chairman. The agreement was entered into in connection with a line of credit established by Remedent N.V. with a Belgian bank (See note 9). Due to the insufficient assets maintained by Remedent N.V. as of inception date of the line of credit, the bank imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Lident N.V. was required to repay its existing line of credit in full. As such,
          (euro) 125,000 of Remedent N.V. `s proceeds from the line of credit was utilized to repay Lident's existing line of credit. On October 8, 2004, Remedent N.V. obtained a new bank line of credit facility with a different Belgian bank which no longer required the guarantee of Mr. De Vreese. Lident commenced repayment to the Company of this loan in September 2004 reducing the obligation by (euro) 10,000 resulting in a balance due as of September 30, 2004 of (euro) 115,000 ($142,715). All outstanding obligations under the original line of credit are anticipated to be paid in full by March 31, 2005, at which time Mr. De Vreese's guarantee will be released and the entire balance due from Lident will be repaid.

          In addition, in September 2004, the Company advanced to Lident N.V., a company controlled by Mr De Vreese, a refundable deposit of (euro) 100,000 ($124,100) in consideration for an option to license a patent and worldwide manufacturing and distribution rights for a potential new product which Lident had rights to prior to Mr. De Vreese association with the Company. This advance is subject to the Company's due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to the Company for no additional consideration and, if not viable, the deposit will be repaid in full by Lident by not later than March 31, 2005.

7.        INVENTORIES
          Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows;

                                                September 30, 2004
                                                ------------------

          Raw  materials                            $    4,505
          Finished  goods                              415,257
          Less inventory reserve                       (55,845)
                                                    -----------

          Inventory, net                            $  363,917
                                                    ===========

8.        PROPERTY AND EQUIPMENT

          Property and equipment are summarized as follows:
                                                September 30, 2004
                                                ------------------

          Tooling                                   $   49,782
          Furniture and fixtures                        32,322
          Manufacturing equipment                       52,334
          Less accumulated depreciation                (61,881)
                                                    -----------

          Property and equipment, net               $   72,557
                                                    ===========

9.        LINE OF CREDIT

          On February 16, 2004, Remedent N.V. renewed its line of credit facility with a new (euro) 1,050,000 (US $1,303,050 at September 30,
          2004) Line of Credit Facility (the "Facility") with a Belgian Bank , consisting of a (euro) 800,000 (US $992,800) credit line based on the accounts receivable from a specific large customer of Remedent and a
          (euro) 250,000 (US $310,250) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the major customer for shipped goods. These advances are discounted at a rate of 2.125%. As of September 30, 2004, Remedent N.V. had borrowed $201,454 (Euro 162,332) as advances under this line of credit against such bills of exchange. The 250,000 euro ($310,250) general line of credit is secured by fixed income marketable securities owned by Remedent N.V. as described in Note 4 with a market value of $291,635 (235,000 Euros) at September 30, 2004. As of September 30, 2004, $155,125 (125,000 Euros) is outstanding under the line of credit. Interest on the general line of credit was 4.61 % at September 30, 2004.

          On October 8, 2004, we obtained a new line of credit with a different Belgian bank under terms and conditions substantially the same as the foregoing with the exception that the additional security of the fixed income marketable securities is no longer required and that we can submit all of our customers for credit approval. This new facility will replace the prior bank facility once all obligations under the prior facility are paid in full, which, should be completed by March 31, 2005.

10.       DUE TO RELATED PARTIES
                                                        September 30, 2004
                                                        ------------------
          Borrowings from a former director in
          the form of convertible debentures                 $  69,002
          Borrowings from employees in the form
          of working capital loans                              58,958
                                                             ---------

          Due to related parties                             $ 127,960
                                                             =========

          The convertible debentures issued to the former director are due on demand, bearing interest at 10% per annum, and are convertible into common stock at the sole discretion of the holder at percentages between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. In connection with this conversion feature, the Company recorded a charge of $59,002 and $10,000 to interest expense during the fiscal years ended March 31, 2001 and 2000, respectively. These amounts were calculated on the 30 day period prior to the dates of the notes, and are subject to change based on the 30 day period prior to the maturity dates. As of September 30, 2004 and 2003, $7,260 has been accrued as a liability for unpaid interest for each of the two years.

          Borrowings from employees and entities controlled by officers of the Company are due upon demand and bear no interest.

11.       ACCRUED LIABILITIES

          Accrued liabilities are summarized as follows:
                                                                                                September 30,
                                                                                                    2004
                                                                                                -------------
          Accrued interest                                                                         $ 60,105
          Accrued audit and tax fees                                                                  5,000
          Accrued travel                                                                              3,103
          Accrued social taxes                                                                      112,276
          Accrued commissions                                                                        81,999
          Accrued R & D costs                                                                         7,603
          Accrued other                                                                              22,981
                                                                                                   ---------

          Total accrued liabilities                                                                $293,067
                                                                                                   =========

12.       NOTES PAYABLE

          Notes payable are summarized as follows:
                                                                                                   September
                                                                                                      2004
                                                                                                   ---------
          Convertible Debentures:
              Maturity Dates:  September 1, 2001 through February 8, 2002
              Interest rate:  10% per annum
              Optional conversion rate:  30% of the average trading price
                (average of bid and ask) for the 30 days immediately
                 prior to the maturity date.
              Payable upon demand.
              Debentures are unsecured
              Unpaid principal balance                                                             $ 73,576

          Union Bank debt:
              Maturity Date:  April 26, 2005
              Interest rate:  7.5% per annum
              Security:  All of the assets of the Company
              Payments are $1159 monthly.
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


              Unpaid principal balance                                                              100,000
                                                                                                   ----------

          Total notes payable                                                                      $184,857
                                                                                                   ==========

          For the loans shown which are past their maturity dates, the company is presently in negotiation to amend the repayment terms and believes such renegotiation will be successful. No defaults have been declared by the note or debenture holders.

13.       INCOME TAXES

          Deferred taxes - United States
          The components of the deferred tax assets are as follows:

          Net operating loss carryforwards                                                       $1,054,000
          Accrued expenses and miscellaneous                                                         20,000
                                                                                                 ----------
                                                                                                  1,074,000
          Less valuation allowance                                                               (1,074,000)
                                                                                                 ----------

          Net deferred tax assets                                                                $        0
                                                                                                 ==========

          A reconciliation of valuation allowance is as follows:

          Balance, April 1, 2004                                                                 $1,074,000
          Addition for the period                                                                         0
                                                                                                 ----------

          Balance, September 30, 2004                                                            $1,074,000
                                                                                                 ==========

          In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

          Tax Carryforwards in Belgium

          For the period ended March 31, 2004, Remedent N.V. has available approximately (euro) 93,668 (US $116,242 at March 31, 2004) of unused net operating loss carryforwards for Belgian income tax. Remedent N.V. is on a calendar year for Belgian tax purposes and anticipates that all these carryforwards will be utilized by December 31, 2004.

          Tax Carryforwards in the United States

          For the period ended March 31, 2004, the Company had available approximately $1.2 million of unused net operating loss carryforwards for United States Federal Tax and approximately $0.5 million for the State of California Franchise Tax. These loss carryforwards begin to expire in the year 2013 if not previously utilized. The tax laws related to the utilization of the loss carryforwards are complex and the amount of the Company's loss carryforward that will ultimately be available to offset future taxable income will likely be subject to annual limitations resulting from changes in the ownership of the Company's common stock.

14.       CAPITAL TRANSACTIONS

          During September 2004, the Company issued 250,000 shares of stock to Lincoln Equity Securities for the settlement of consulting fees for a total of $2,500. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

15.       STOCK OPTIONS

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

          A summary of the option activity for the six months ended September 30, 2004, pursuant to the terms of the plan is as follows:

                                                                                                                   Weighted
                                                                                          Shares                    Average
                                                                                           Under                   Exercise
                                                                                          Option                     Price
                                                                                          ------                   --------
          Options outstanding at April 1, 2004                                           4,200,000                    $0.06
          Granted                                                                          250,000                    $0.10
          Exercised                                                                              0
          Cancelled and expired                                                                  0
                                                                                         ---------
          Options outstanding at September 30, 2004                                      4,450,000                    $0.06
                                                                                         =========

          4,450,000 shares are exercisable at September 30, 2004.

          Information regarding stock options outstanding as of September 30, 2004 is as follows:

          Price range                                                                   $0.05 - $0.20
          Weighted average exercise price                                               $0.06
          Weighted average remaining contractual life                                   7 years 6 months

          The weighted average fair value of options granted for the six months ended September 30, 2004 were estimated as of the date of grant using the Black-Scholes stock option pricing model.

          For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The
          Company's proforma information follows:

          Net income:
          As reported                                                                     $87,161
          Proforma                                                                        $77,161
          Income per share attributable to common stock:


          Basic:
          As reported                                                                       $0.00
          Proforma                                                                          $0.00

          Diluted:
          As reported                                                                       $0.00
          Proforma                                                                          $0.00

16.       COMMON STOCK PURCHASE WARRANTS

          The following is a summary of the stock purchase warrants outstanding as of September 30, 2004:

                                                                                              Warrant           Exercise Price
                                                                                            ---------           --------------
          Warrants outstanding at April 1, 2004                                             3,206,300            $0.10 - $0.50
          Granted                                                                           1,000,000                $0.15
          Exercised                                                                                 0
          Cancelled and expired                                                                     0
                                                                                            ---------

          Warrants outstanding at September 30, 2004                                        4,206,300             $0.29 Weighted
                                                                                            =========               Average

          Number of shares                                                                                           4,206,300
          Price per share                                                                                        $0.10 - $0.50
          Expiration date                                                                   January 11, 2007 to March 31, 2011

17.       COMMITMENTS AND CONTINGENCIES

          REAL ESTATE LEASE

          The Company leases its office and warehouse facilities in Deurle, Belgium from an unrelated party under the following terms and conditions:

          1.  Term - Month to month
          2.  Size of facility - 26,915 square feet
          3.  Base rent - $8,017/month

          Rent expense for the six months ended September 30, 2004 and 2003 was $43,655 and $42,148, respectively.

18.       SEGMENT INFORMATION

          The Company's only operating segment consists of dental products and oral hygiene products sold by Remedent N.V. The other subsidiaries of the Company have been dormant since inception. Since the Company only has one segment, no further segment information is presented.

19.       SUBSEQUENT EVENTS

          In March 2004, a majority of our shareholders executed a Majority Written Consent of the Shareholders regarding the acquisition of the shares of Remedent N.V. that we do not already own from our Chairman and Chief Executive Officer., the implementation of a one for twenty reverse split and other matters, which was not to become effective until 20 days following the latter of (i) the filing of a Definitive Information Statement on Schedule 14C with the SEC and (ii) the mailing this Definitive Information Statement to our shareholders. We reported this event under Item 4 of our Form 10-KSB for our fiscal year ended March 31,  2004.  No  Definitive  Information  Statement on
          Schedule 14C has been filed with the SEC and we do not intend to file one relating solely to that particular Majority Written Consent to Shareholders. Instead, our Board of Directors intends to meet and consider additional corporate action to recommend to its shareholders that will include, but not be limited to, the election of directors, revision of the number of shares of common stock authorized from that which had been included in the prior Majority Written Consent of the
          Shareholders and the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion contained herein is for the three and six months ended September 30, 2004 and 2003. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.


     Overview
     Remedent USA, Inc. was originally incorporated under the laws of Arizona in September 1996. On October 2, 1998 Remedent USA merged with Resort World Enterprises, Inc., a Nevada corporation ("RWE"). The surviving Company was RWE and immediately changed the name of the Corporation to Remedent USA, Inc. The exchange was a "reverse merger" and accounted for as a recapitalization of Remedent.

     We were initially formed for the purposes of developing, marketing and distributing a toothbrush, however, due to the extremely cost-intensive nature of retail marketing, we were unable to adequately increase the exposure of this product. As a result we reassessed our operations and business structure and implemented a complete corporate reorganization plan. This plan included the sale of the toothbrush division and expansion into diversified business ventures focused on dental care, including the development of high-technology dental equipment for the professional dental market and the acquisition of a dental employee leasing concept.

     On  July  1,  2001,  as  part  of  our  diversification,  we  formed  three wholly-owned subsidiaries, Remedent Professional Holdings, Inc. ("RPH"), Remedent Professional, Inc. ("Remedent Professional") and Remedent N.V., and began developing high-technology dental equipment. Remedent N.V. is a Belgian company established to serve as a manufacturer of the dental equipment. Remedent Professional was formed to serve as a sales organization for products manufactured by Remedent N.V. RPH was formed as a holding company. Remedent N.V. is located in Deurle, Belgium. Remedent Professional, Inc., and Remedent Professional Holdings, Inc., both wholly-owned subsidiaries of the Remedent USA, Inc., have been inactive since inception. In March, 2002, we entered into an Asset Purchase Agreement selling our toothbrush division and this transaction was consummated in September 2002. In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required pursuant to Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V's balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of 235,000 Euros in fixed income marketable securities, both as an irrevocable capital contribution to Remedent N.V. and 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Up until June 30, 2003, we had a unilateral right to repurchase the shares issued to Lausha NV and Robin List at the same price that the shares were sold. If we exercised the option to repurchase the shares, we would have had to pay interest to Lausha and List, at a rate of 7% per annum based upon outstanding value of the shares. In addition, we would have been required to issue 919,355 shares of common stock of the Company's Remedent Professional Holdings Inc. subsidiary to Lausha NV and 80,645 shares of the same subsidiary to Robin List. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, we currently own 22% of our subsidiary, Remedent N.V.

     All of our operations are currently conducted through our subsidiary, Remedent N.V. Since the other shareholders of Remedent N.V. are officers of Remedent USA Inc. or companies controlled by officers of Remedent N.V., we believe that we have control of Remedent N.V., as defined by Accounting Research Bulletin 51 "Consolidated Financial Statements." Our Board of Directors and a majority of our shareholders have approved the acquisition of the 78% not owned by Remedent, USA, Inc. such that Remedent, N.V. will become our wholly-owned subsidiary. The consideration for this 78% will be the issuance of shares of our common stock equal to 78% of our issued and outstanding shares of common stock following the transaction.

     Our current products include dental care products for the professional dentist and the consumer markets. Our principal products are; 1) RemeCure, a plasma curing and whitening unit uniquely designed for two applications: quickly curing dental composite materials within seconds and in-office teeth whitening; 2) RemeWhite, a dental bleaching treatment using our own proprietary formulated gel, marketed as a stand alone product or in conjunction with out RemeCure light, that enables the dentist to whiten patients' teeth in only 60 minutes without the need for any gingival protection of any kind and; 3) CleverWhite, a tooth-whitening kit featuring a unique, pre-filled oral tray and our own proprietary gel formulation that is being sold for home use "over the counter" through pharmacies in Europe. Our customers are primarily in Europe and Asia, with minimal sales activities currently in the United States of America. Initially, since our inception, all manufacturing of our products was outsourced to third party contract manufacturers. Beginning this fiscal year, we began to perform the final assembly and packaging functions of the manufacturing process for several of our primary products in our Belgium facility in order to reduce costs and improve operating efficiencies.

     Our Critical Accounting Policies
     The following discussions of our consolidated results of operations and financial condition, including our liquidity and capital resources, are based upon our consolidated financial statements as included elsewhere in this filing. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. We currently believe that the following significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policies particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations:

       o Revenue Recognition for Product Sales and Related Allowances for Sales Returns and Rebates. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we recognize a product sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred from us to our customer, the price is fixed or readily determinable, collection of the related receivable by us is reasonably assured, and we are able to reliably estimate appropriate allowances for probable sales returns and rebates based on our relevant historical experience and future expectations. We unconditionally accept product returns during the initial thirty days following the date of sale. We periodically offer promotional rebates of a limited duration, typically one week, on certain product sales, for which we outsource the processing and tracking of related customer submissions. The periodic provisions made by us to establish and maintain appropriate allowances for sales returns and rebates are charged to our results of operations via offsets to our gross product sales. Actual sales returns and rebates realized by us are charged against the related allowances with any favorable or unfavorable experience, as compared to our preceding estimates, having a corresponding impact on our results of operations.

       o Accounts Receivable and Related Allowance for Doubtful Accounts. In addition to corresponding reductions made for the allowances for sales returns and rebates, as discussed above, we further reduce our consolidated accounts receivable by an appropriate allowance for accounts where doubt exists in our opinion, based on known specifics or the passage of time, as to their ultimate collectability. We routinely offer our customers payment terms that range from 30 to 60 days. We do not access interest on, nor do we require any securing collateral of, past due customer balances. The periodic provisions made by us to establish and maintain an appropriate allowance for doubtful accounts are charged to our results of operations via increases to our selling, general and administrative expenses. Actual collection experience realized by us on previously designated doubtful accounts, including final determinations of uncollectability, is charged against the allowance for doubtful accounts with any favorable or unfavorable experience, as compared to our preceding estimates, having a corresponding impact on our results of operations.

       o Inventories. Our consolidated inventories, which primarily of finished products available for sale, are stated at the lower of average cost or market, reduced by an appropriate allowance estimated by us for probable obsolescence. We record an allowance for obsolescence based on our historical experience and future expectations. The periodic provisions made by us to establish and maintain an appropriate allowance for obsolescence are charged to our results of operations via increases to our cost of goods sold. Actual disposition experience realized by us on previously designated obsolete inventory is charged against the allowance for obsolescence with any favorable or unfavorable experience, as compared to our preceding estimates, having a corresponding impact on our results of operations.

       o Warranties. We typically warrant our products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by our suppliers and sub-contractors, we have recorded as of September 30, 2004 a provision for potential future warranty costs of $18,615.

       o Investments, Available for Sale. We account for investments, available for sale, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the appropriate classification of all marketable securities as held-to-maturity, available for sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At September 30, 2004 all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We follow our investment managers' methods of determining the cost basis in computing realized gains and losses on the sale of its available for sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

       o Accounting for Stock Based Compensation. Stock option grants are set at the closing price of our common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, we do not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994.

       o Income taxes. Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred taxes are recognized for temporary differences in the bases of assets and liabilities for financial statement and income tax reporting as well as for operating losses and credit carry forwards. A provision has been made for income taxes due on taxable income and for the deferred taxes on the temporary differences. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

Results of Operations
Results of Operations for the three and nine months ended September 30, 2004 compared with the three and nine months ended September 30, 2003.

The following table presents our consolidated statements of income (loss), as a percentage of sales, for the periods indicated.

                                                            Three Months Ended                Six Months Ended
                                                               September 30                     September 30
                                                      -----------------------------    -----------------------------
                                                           2004            2003             2004            2003
                                                      ------------    -------------    -------------   -------------
   NET SALES                                               100.0%           100.0%           100.0%          100.0%
   COST OF SALES                                            36.9%            48.8%            42.1%           50.8%
                                                            -----            -----            -----           -----
   GROSS PROFIT                                             63.1%            51.2%            57.9%           49.2%
                                                            -----            -----            -----           -----
   OPERATING EXPENSES
      Research and development                               3.8%             2.1%             2.6%            1.1%
      Sales and marketing                                    4.6%             4.4%             4.5%            3.9%
      General and administrative                            38.6%            49.9%            33.5%           45.0%
      Depreciation and amortization                          0.6%             0.8%             0.5%            0.7%
                                                             ----             ----             ----            ----
      TOTAL OPERATING EXPENSES                              47.6%            57.2%            41.0%           50.7%
                                                            -----            -----            -----           -----
   INCOME (LOSS) FROM OPERATIONS                            15.6%            -6.1%            16.8%           -1.5%
                                                            -----            -----            -----           -----
      Other income (expense)                                -0.8%            -4.0%            -1.0%           -3.1%
                                                            -----            -----            -----           -----
   INCOME (LOSS) BEFORE INCOME
     TAXES AND MINORITY INTEREST                            14.8%           -10.1%            15.8%           -4.7%
      Minority interest                                    -12.1%             0.0%           -13.0%            0.0%
      Income tax benefit (expense)                           0.0%             0.0%             0.0%            0.0%
                                                             ----             ----             ----            ----
   NET INCOME (LOSS)                                         2.7%           -10.1%             2.8%           -4.7%
                                                             ====           ======             ====           =====


Net Sales:
----------
Net sales increased for the three and six months ended September 30, 2004 by $670,538, or 101% and $1,603,902, or 108% to $1,336,714 and $3,093,354,
respectively, as compared to $666,176 and $1,489,452 for the three and six months ended September 30, 2003. The increase in net sales for both the three and six months is substantially the result of continuing sales efforts and growing market acceptance in: (a) the dental market for our high-speed curing light, as well as after-market products, including accessories, repair services, and proprietary whitening products used with the curing lights and (b) the consumer market for our tooth whitening products, in both cases resulting in comparable percentage increases in our units shipped.

Cost of Sales
-------------
Cost of sales increased for the three and six months ended September 30, 2004 by $167,442, or 52% and $546,274, or 72% to $492,732 and $1,303,581, respectively, as compared to $325,290 and $757,307 for the three and six months ended September 30, 2003. The increase in cost of sales is attributable to the corresponding increase in sales during the three and six month periods. Cost of sales as a percentage of net sales decreased 12%, from 49% during the three months ended September 30, 2003 to 37% during the current three month period. For the six months ended September 30, 2004 as compared to the six months ended September 30, 2003, cost of sales as a percentage of net sales decreased 9%, from 51% to 42%.

Gross Profit:
-------------
Gross profit increased by $503,096 to $843,982 for the three month period ended September 30, 2004 as compared to $340,886 for the three month period ended September 30, 2003. Gross profit as a percentage of net sales increased 12% to 63% for the three month period ended September 30, 2004 from 51% for the three month period ended September 30, 2003. For the six months ended September 30, 2004, gross profit increased $1,057,628 to $1,789,773 as compared to $732,145 for the six months ended September 30, 2003, representing an increase in gross profit as a percentage of net sales to 58% from 49% respectively. The increase in gross profit is the result of our focus on sales of the RemeCure curing light which is now assembled and packaged in-house at a lower cost than the previously outsourced product, coupled with a substantial increase in the sales of our higher-margin teeth whitening products which we began assembling and packaging in house in September 2004 .

Operating Expenses:
-------------------
Research and development expenses increased $36,547 or 258%, to $50,699 for the three months ended September 30, 2004 as compared to $14,152 for the three months ended September 30, 2003, due primarily to the research and development costs incurred for new products for the over-the-counter whitening market. For the six months ended September 30, 2004, research and development costs increased $63,445 or 379% to $80,201 as compared to $16,756 for the six months ended September 30, 2003. We expect to continue to increase our investment in research and development in future periods as we develop other products for both the dental equipment and over-the-counter market. On March 24, 2004, we entered into a Development Agreement with an unaffiliated individual for product design services. In consideration of his services, the individual had received $85,000 in the prior year and $28,500 in the most recent quarter and is also entitled to a warrant to purchase 1,000,000 shares of our common stock for an exercise price of $0.15 per share, and royalties in the event this person's services result in our marketing the new product.

Sales and marketing costs for the three months ended September 30, 2004 and 2003 were $61,368 and $29,562, respectively, representing an increase of $31,806, or 108%. For the six months ended September 30 2004 and 2003, sales and marketing costs were $138,573 and $57,797, respectively, representing an increase of $80,776 or 140%. As a percentage of net sales, sales and marketing costs ranged between 3.9% to 4.6% for the both three month and six month periods ending September 30, 2004 and 2003 as we continue to expand our sales and marketing efforts closely in conjunction with our growth in sales.

General and administrative costs for the three months ended September 30, 2004 and 2003 were $515,839 and $332,201, respectively, representing an increase of $183,638 or 55%. For the six months ended September 30 2004 and 2003, general and administrative costs were $1,035,824 and $669,655, respectively, representing an increase of $366,169 or 55%. As a percentage of net sales compared to the prior year, general and administrative costs decreased from 50% to 39% for the three months ended September 30, 2004 and from 45% to 34% for the six months ended September 30, 2004. The increase in actual costs for both the three and six month periods as compared to the prior year is the result of increases in personnel in manufacturing, sales and research development personnel and the related costs associated therewith however, the decrease in general and administrative costs as a percentage of net sales reflects our focused efforts to internally reorganize in order to use cash more effectively and continuous optimization of our organization.

Net interest expense decreased by $16,745, to $10,073 from $26,818 during the three months ended September 30, 2004 over the comparable three months ended September 30, 2003 and decreased by $16,854 to $32,130 from $48,984 for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. The decrease in interest expense is the result of our improved cash position resulting in decreased utilization of our available bank credit lines.

Liquidity and Capital Resources
Presently, all of our operations are conducted by our 22% owned subsidiary based in Belgium, Remedent N.V. In order for Remedent N.V. to continue the expansion of its product line and customer base, as well as allow our other companies to establish operations in markets other than Europe, including establishment of a sales and distribution capability in the USA, we will require additional financing either in the form of additional debt or through the sale of additional equity securities.

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

On February 16, 2004, Remedent N.V. renewed its previously existing Line of Credit Facility with a Belgian Bank (the "Facility") for (euro) 1,050,000 (US $1,303,050 at September 30, 2004), consisting of a (euro) 800,000 (US $992,800)
credit line based on our accounts receivable from a specific large customer and a (euro) 250,000 (US $310,250) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the major customer for shipped goods. These advances are discounted at a rate of 2.125%. As of September 30, 2004, $201,454 (Euro 162,332) was received as advances under this line of credit against such bills of exchange. The general line of credit is secured by the personal guarantee of Guy De Vreese, our Chairman, as well as fixed income marketable securities owned by Remedent N.V with a market value of $291,635 (235,000 Euros) at September 30, 2004. As of September 30, 2004,
$155,125 (Euro 125,000) is outstanding under the line of credit. Interest on the general line of credit was 4.61 % at September 30, 2004. On October 8, 2004, we obtained a new line of credit facility with a different Belgian bank under terms and conditions substantially the same as the foregoing with the exception that the additional security of the fixed income marketable securities is no longer required and we can submit all of our customers for credit approval. All outstanding obligations, including outstanding bills of exchange, under the original line of credit are anticipated to be paid in full by March 31, 2005 at which time Guy De Vreese's guarantee will be released.

Our balance sheet at September 30, 2004 reflects cash and cash equivalents of $317,338 as compared to $-0- as of September 30, 2003, an increase of $317,338. Net cash provided from operations increased by $1,365,152 to $883,989 for the six months ended September 30, 2004 as compared to net cash used in operations of $481,163 for the six months ended September 30, 2003. The increase in net cash provided from operations for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003 is attributable primarily to the increase in net income to $87,161 as compared to a net loss of $69,315, the increase in minority interest as a result of the operating income of Remedent N.V. of $400,929 as well as the decrease in accounts receivable of $565,755 during the current six month period as compared to an increase in accounts receivable of $302,958 for the prior period, due primarily to the improved payment performance by one of our larger customers, and a decrease in inventories during the current period of $67,397 as compared to an increase in inventories of $135,797 during the prior six month period due to efficiencies achieved by bringing the assembly and packaging functions of manufacturing in house for our major products. Partially offsetting the foregoing increase in net cash provided from operations for the six months ended September 30, 2004 was a decrease in accounts payable and accrued liabilities during the current six month period of $177,897 and $55,424, respectively, as compared to an increase in accounts payable and accrued liabilities during the prior six month period of $185,255 and $63,994, respectively, due to our efforts to reduce past due obligations.

Net cash used in investing activities increased $129,469 to $172,001 for the six months ended September 30, 2004 as compared to net cash used in investing activities of $42,532 for the six months ended September 30, 2003. The increase in net cash used in investing activities is attributable to the purchase of $43,388 in manufacturing equipment during the six months ended September 30, 2004 and an increase in notes receivable from a related party of $125,629 as a result of $124,100 in reimbursements to Lident N.V, a company controlled by Guy De Vreese, for a potential new product development opportunity which will be repaid by Lident in the event such opportunity does not prove viable.

Net cash provided by financing activities increased by $1,040,008 to $575,281 for the six months ended September 30, 2004 as compared to net cash used in investing activities of $464,727 for the six months ended September 30, 2003. The increase in net cash used in financing activities is attributable to our improved cash flow which allowed us to reduce our bank line of credit by $435,764 for six months ended September 30, 2004.

On March 23, 2004, we borrowed $100,000 from the Christopher T. Marlett Living Trust pursuant to the terms of a Convertible Promissory Note and Security Agreement with the Christopher T. Marlett Living Trust. Interest accrues on the loan balance at the rate of 10% per annum, compounding annually. The Note matured on September 30, 2004 and is secured by a Financing Statement on Form UCC-1 on all of our assets. On the maturity date, the note holder, in its discretion, may elect to have the debt converted into two percent of our outstanding shares immediately following our planned restructuring. This planned restructuring is detailed in Item 4: "Submission Of Matters To A Vote Of Security Holders" in our Form 10K-SB for the period ended March 31, 2004, and, if implemented, would consist of an acquisition of the remaining 78% of Remedent N.V. not owned by us, a 1:20 reverse stock split, the working-out of past due obligations for stock and/or cash and the implementation of a stock option plan. We have used the proceeds of this loan for the development expenses of the tray-based teeth whitening system and legal expenses. We are presently in discussions to extend the due date for repayment of this note and believe such discussions will be successful.

Seasonality
Our operating results are not highly seasonal, except for the effect of reduced sales levels during the months of July and August due to summer vacations.

Inflation
We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability.

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

The risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer; the trading price of our common stock could decline.

Risks Relating to Our Business

All of our  operations  are  currently  conducted  by our 22%  owned  subsidiary
Remedent N.V. and a change in control could cause Remedent N.V. to no longer consolidate its financial position and results of operations with Remedent USA, Inc.

At September 30, 2004, Remedent USA owned 22% of Remedent N.V. Since the controlling shareholders of Remedent N.V. are officers of Remedent USA or companies owned by officers of Remedent USA, we believe we have "control" of Remedent N.V., as defined by ARB 51 "Consolidated Financial Statements", and we have consolidated the financial position and results of operations of Remedent N.V. All of our current operations, including the generation of all revenues and cash flows from operations, are conducted by Remedent N.V. Should a change of control occur which causes a change in the officers of Remedent USA to become individuals other than the controlling shareholders of Remedent N.V., ARB 51 may no longer apply and our 22% ownership of Remedent N.V. would become an investment in an uncontrolled, and therefore unconsolidated subsidiary.

Our quarterly sales and operating results may fluctuate in future periods and we may fail to meet expectations, which may cause the price of our common stock to decline.

Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that might cause quarterly fluctuations in our sales and operating results include, but are not limited by the following:
     o variation in demand for our products, including variation due to seasonality;
     o our ability to research, develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;
     o  our ability to control costs;
     o the size, timing, rescheduling or cancellation of orders from distributors; o the introduction of new products by competitors;
     o  long sales cycles and fluctuations in sales cycles;
     o the availability and reliability of components used to manufacture our products;
     o changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;
     o  the risks and uncertainties associated with our international business;
     o costs associated with any future acquisitions of technologies and businesses;
     o  developments concerning the protection of our proprietary rights; and
     o general global economic, political, international conflicts, and acts of terrorism.

The government extensively regulates our products and failure to comply with applicable regulations could result in fines, suspensions, seizure actions, product recalls, injunctions and criminal prosecutions.

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

International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE Mark, a mark that indicates conformance with European Union laws and regulations before it can be sold in that market. The regulatory international review process varies from country to country. We rely upon our distributors and sales representatives in the foreign countries in which we market our products to ensure we comply with the regulatory laws of such countries. Failure to comply with the laws of such country could have a material adverse effect on our operations and, at the very least, could prevent us from continuing to sell products in such countries.

We may not have effective internal controls if we fail to remedy any deficiencies we may identify in our system of internal controls.

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended March 31, 2006 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business.

Our international sales are principally comprised of sales through independent distributors, although we sell products in certain European countries through direct sales representatives. A significant amount of our sales may consist of sales through distributors. The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our current distributors could harm our business, financial condition and results of operations. The loss of a key distributor could affect our operating results due to the potential length of time that might be required to locate and qualify a new distributor or to retain direct sales representatives for the territory. In particular, we have one controlled group of customers whose sales were 38% of total revenues. This number represents the collective sales for the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters.There is no assurance that our distributors will perform as expected and we may experience lengthy delays and incur substantial costs if we are required to replace distributors in the future.

We may have difficulty managing our growth.

We have been experiencing significant growth in the scope of our operations and the number of our employees. This growth has placed significant demands on our management as well as our financial and operational resources. In order to achieve our business objectives, we anticipate that we will need to continue to grow. If this growth occurs, it will continue to place additional significant demands on our management and our financial and operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls. Further, to date our business has been primarily in Europe and were we to launch sales and distribution in the United States, we would further increase the challenges involved in implementing appropriate operational and financial systems, expanding manufacturing capacity and scaling up production, expanding our sales and marketing infrastructure and capabilities and providing adequate training and supervision to maintain high quality standards. The main challenge associated with our growth has been, and we believe will continue to be, our ability to recruit and integrate skilled sales, manufacturing and management personnel. Our inability to scale our business appropriately or otherwise adapt to growth would cause our business, financial condition and results of operations to suffer.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.

Our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. In part, we rely on patents to establish and maintain proprietary rights in our technology and products. While we hold a number of issued patents and have other patent applications pending on our products and technology, we cannot assure you that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition or that any of our patents will be held valid if subsequently challenged. Other companies also may independently develop similar products, duplicate our products or design products that circumvent our patents.

If we are unable to meet customer demand or comply with quality regulations, our sales will suffer.

We manufacture our products at our Gent, Belgium production facilities. In order to achieve our business objectives, we will need to significantly expand our manufacturing capabilities to produce the systems and accessories necessary to meet demand. We may encounter difficulties in scaling-up production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by foreign regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with regulatory requirements. Our business will suffer if we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements.

The loss of our key personnel could result in the loss of a significant portion of our business.

Our success is highly dependent upon our personnel. Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business. The loss of service of any of our personnel along with the loss of their numerous contacts and relationships in the industry would have a material adverse effect on our business. We do not have employment agreements with any of our key employees.

We may not be able to secure additional financing to meet our future capital needs.

We expect to require significant capital to introduce new products, further develop our existing products, increase awareness of our brand names and expand our operating and management infrastructure as we grow sales in Europe, Asia and

South America and potentially launch sales and distribution activities in the United States. We may use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Risks Relating to Our Common Stock

There is a limited public trading market for our common stock.

Our Common Stock presently trades on the over-the-counter bulletin board under the symbol REMM. There can be no assurance, however, that such market will continue or that investors in this offering will be able to liquidate their shares acquired in this offering at the price herein or otherwise. There can be no assurance that any other market will be established in the future. There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all. The price of our common stock may be highly volatile. Additionally, the factors discussed in this Risk Factors section may have a significant impact on the market price of the shares offered in this prospectus.

Concentration of stock ownership.

As of September 30, 2004, the present directors and executive officers, and their respective affiliates beneficially owned approximately 31.6% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days of September 30, 2004. As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Remedent.

Authorization of additional shares of common stock.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of Common Stock. Our Board of Directors has the authority to issue additional shares of Common Stock and to issue options and warrants to purchase shares of our Common Stock without shareholder approval. Future issuance of Common Stock could be at values substantially below current market prices and therefore could represent further substantial dilution to investors in this Offering. In addition, the Board could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval.

In March 2004, a majority of our shareholders executed a Majority Written Consent of the Shareholders regarding the acquisition of the shares of Remedent N.V. that we do not already own from our Chairman and Chief Executive Officer., the implementation of a one for twenty reverse split and other matters, which was not to become effective until 20 days following the latter of (i) the filing of a Definitive Information Statement on Schedule 14C with the SEC and (ii) the mailing this Definitive Information Statement to our shareholders. We reported this event under Item 4 of our Form 10-KSB for our fiscal year ended March 31, 2004. No Definitive Information Statement on Schedule 14C has been filed with the SEC and we do not intend to file one relating solely to that particular Majority Written Consent to Shareholders. Instead, our Board of Directors intends to meet and consider additional corporate action to recommend to its shareholders that will include, but not be limited to, the election of directors, revision of the number of shares of common stock authorized from that which had been included in the prior Majority Written Consent of the Shareholders and the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan. The foregoing, if completed, will result in an increased concentration of stock ownership by our officers and directors as well as significant substantial dilution of our current investors.

Regulation of penny stocks.

Our securities are currently subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

Item 3. Controls And Procedures.

During the course of preparing the accompanying consolidated financial statements and the notes thereto, the Company detected two errors in certain previously issued financial statements. In March 2003 the Company did not properly record a capital contribution to its subsidiary, Remedent N.V. by two of the Company's officers. The capital contribution was the value of certain fixed income securities which were assigned and irrevocably transferred to Remedent N.V on March 5, 2003 (the "Transfer Date") by Mr. De Vreese, our chairman, as well as forgiveness of 75,000 Euros ($77,827) in notes payable from the same officers. The initial value of the securities on the Transfer Date was 235,000 Euros ($243,860). These securities are collateral for a bank line of credit and are therefore shown as restricted investments on the Company's balance sheet (see Note 9). As of September 30, 2004, the value of these securities has increased to $291,635 as a result in changes in the currency valuation as between the US Dollar and the Euro. The increase in value of $47,775 has increased the Foreign Currency Translation Adjustment shown in the shareholders equity section of the balance sheet. The $321,687 historical value of the fixed income securities and the notes payable have been recorded and credited to additional paid in capital. The Company intends to file amended reports on Form 10K-SB and Form 10Q-SB beginning with the year ended March 31, 2003 as soon as possible that will reflect the foregoing correction.

This foregoing capital contribution occurred as a result of the sale by Remedent N.V of 7,200 shares of Remedent N.V stock, representing 78% of the outstanding shares of Remedent N.V. after conclusion of the sale. In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V's balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities discussed above, both as an irrevocable capital contribution to Remedent N.V. In addition, Remedent N.V. issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, as previously reported in earlier filings, we currently own 22% of our subsidiary, Remedent N.V.

In connection with the same transaction, the Company did not correctly record the Minority Interest related to the previously mentioned 78% ownership of our subsidiary, Remedent N.V. The foregoing was the result of an error in the recording of Minority Interest that originally occurred as of our year end report on for 10K-SB for March 31, 2003 and has carried forward since that date. The cumulative effect of these errors as of the last Form 10K-SB filed for the period ended March 31, 2004 has been to overstate the value of the Minority Interest by $112,756, understate Additional Paid in Capital by $321,687, understate Investments by $288,651, overstate the Cumulative Foreign Translation Adjustment (Loss) by $31,780) and overstate the Company's Accumulated Deficit by $47,940. The Company intends to file amended reports on Form 10K-SB and Form 10Q-SB beginning with the year ended March 31, 2003 as soon as possible that will reflect the foregoing restatement.

These determinations and the associated restatement of previously issued financial statements, suggest that, at the time of the subject transactions and the preparation of the Company's financial statements for the relevant periods, the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) were inadequate as of the periods covered for purposes of ensuring that all information required to be disclosed by the Company was adequately accumulated and communicated to the Company's management at such time. However, since that time, the Company has made various improvements to enhance the reliability of its disclosure controls and procedures, including retaining new SEC counsel and an independent third party financial consultant to assist the Company in enhancing its disclosure controls and procedures and, as a result, the Company's principal executive officer and principal financial officer now believe that these improvements will ensure that our disclosure controls and procedures will be effective pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes In Securities And Use Of Proceeds.

None.

Item 3. Defaults In Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

Item 5. Other Information.

During September 2004, the Company issued 250,000 shares of stock to Lincoln Equity Securities for the settlement of consulting fees for a total of $2,500. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

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

REMEDENT USA, INC.

   Dated: November 24, 2004

   /S/ ROBIN LIST
   -------------------------------------
   By:     Robin List
   Its:    Chief Executive Officer
           (Principal Executive Officer)


   Dated: November 24, 2004

   /S/ STEPHEN F. ROSS
  ----------------------------------------
   By:    Stephen F. Ross
   Its:   Chief Financial Officer
          (Principal Financial Officer and
          Principal Accounting Officer)