Form 10KSB/A
period 2003-03-31
REMEDENT USA INC/AZ
filed 2005-01-21
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
       [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                                       or
         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 001-15975

                               REMEDENT USA, INC.
           (Name of small business issuer as specified in its charter)

         Nevada                                   86-0837251
         ------                                   ----------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification Number)


    Xavier de Cocklaan 42, 9831 Deurle, Belgium                 N/A
    -----------------------------------------------             ---
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS


PART I                                                                   PAGE

Item 1    Description of Business........................................1

PART II

Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters............................................7

Item 6    Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................8

Item 7    Financial Statements..........................................12

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.............13

Item 10   Executive Compensation........................................14

Item 11   Security Ownership of Certain Beneficial Owners and
          Management....................................................17

Item 12   Certain Relationships and Related Transactions................18

Item 13   Exhibits and Reports on Form 8-K..............................21

          Financial Statements..........................................F-1



THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING PARTS OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 2003. ALL INFORMATION IN THIS 10-KSB IS AS OF THE DATE OF OUR ANNUAL REPORT ON FORM 10-KSB, JULY 14, 2003 EXCEPT AS STATED HEREIN. THIS REPORT INCLUDES AMENDMENTS TO SECTIONS 1, 4, 6, 7, 8, 11, 12, 13 AND 14.

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

In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V's balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities discussed above, both as an irrevocable capital contribution to Remedent N.V.. In addition, Remedent NV issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, as previously reported in earlier filings, we currently own 22% of our subsidiary, Remedent N.V Since the other shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it continues to retain "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements."

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

ITEM 2 - DESCRIPTION OF PROPERTY

In Ghent, Belgium, we lease office and warehouse space on a month-to-month lease, for approximately (euro) 6,300 ($7,107 as of July 14, 2003) per month.

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

The following is the range of high and low bid prices for our common stock for the periods indicated:

                                                           Bid Prices
                                                      High             Low
         Quarter ended June 30, 2001                  0.36             0.09
         Quarter ended September 30, 2001             0.23             0.09
         Quarter ended December 31, 2001              0.18             0.05
         Quarter ended March 31, 2002                 0.08             0.05
         Quarter ended June 30, 2002                  0.09             0.03
         Quarter ended September, 2002                0.22             0.04
         Quarter ended December 31, 2002              0.11             0.03
         Quarter ended March 31, 2003                 0.10             0.03

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

Results of Operations

Comparative details of results of operations for the years ending March 31, 2003 and 2002.


                                                                       Year Ending             Year Ending
                                                                      March 31, 2003          March 31, 2002
                                                                      --------------          --------------
   Net Sales                                                           $   1,969,144            $    733,853
   Cost of Sales                                                           1,062,681                 502,013
                                                                      --------------          --------------
           Gross Profit                                                      906,463                 231,840

   Operating Expenses
      Research and Development                                                93,186                 270,395
      Sales and Marketing                                                     64,132                  49,582
      General and Administrative                                           1,354,554               1,793,361
      Impairment loss on IMDS Goodwill                                       330,000
      Depreciation and Amortization                                           21,804                  12,711
                                                                      --------------           -------------
            TOTAL OPERATING EXPENSES                                       1,863,676               2,126,049
                                                                      --------------           -------------

   LOSS FROM OPERATIONS                                                    (957,213)             (1,894,209)

   OTHER INCOME (EXPENSES)
      Interest/Other Income                                                   21,195                  44,290
      Interest Expense                                                      (70,356)               (113,887)
                                                                      --------------           -------------

            TOTAL OTHER INCOME (EXPENSES)                                   (49,161)                (69,597)

                                                                       -------------           -------------
   LOSS BEFORE INCOME TAXES                                              (1,006,374)             (1,963,806)

   Income Tax Benefit (Expense)                                                   --                      --

            NET LOSS                                                  $  (1,006,374)          $  (1,963,806)
                                                                      ==============          ==============


Fiscal Year Ending March 31, 2003 compared to Fiscal Year Ending March 31, 2002 (audited)

For the fiscal year ending March 31, 2003, net sales increased by $1,235,291 from $733,853 in 2002 to $1,969,144 in 2003. This represents a 168% increase over the comparable period in the prior year. The increase was due to the commencement of dental equipment sales in our European subsidiary ($1,964,503). As the Company has initiated its presence within the professional dental equipment market, our European subsidiary has begun sales of our initial technology, a high-speed dental curing light, as well as after-market products, including accessories and repair services. These revenues were partially offset by the continued reduction in oral hygiene revenues throughout the year, consistent with our reorganization plan, as we reposition assets and resources to the professional dental equipment market, and finalize the sale of the oral hygiene division.

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

At March 31, 2003 the Company recorded a full impairment loss of $330,000 against the goodwill recorded in fiscal 2002 in connection with the acquisition of the assets of the business concept for the dental outsourcing business known as IMDS. The Company is no longer actively operating this business.

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

Liquidity and Capital Resources

On March 31, 2003, our current liabilities exceeded our current assets by $ $910,122. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. In addition, cash flow and liquidity is contingent upon the success of our restructuring plan. The inability to continue to develop and market high-technology dental equipment or operate our dental outsourcing business will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

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

In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V's balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities discussed above, both as an irrevocable capital contribution to Remedent N.V. In addition, Remedent NV issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, we currently own 22% of our subsidiary, Remedent N.V.

In February 2002, we entered into a line of credit facility with the Bank Brussels Lambert ("BBL") consisting of an accounts receivable factoring line for
(euro)991,000  ($1,079,298  at March 31,  2003) and a general line of credit for
(euro)250,000  ($272,275 at March 31, 2003).  As of March 31, 2003, we had drawn
$261,572 from this facility.

During the fiscal year ended March 31, 2002, we received advances of $150,799 from officers and directors in the form of working capital loans. These loans bear no interest and are due upon demand. We repaid $11,314 of these advances with cash and settled $88,308 of these advances with the issuance of common stock valued at $0.50 a share.

We expect to continue to experience negative cash flow possibly through the end of the current calendar year, and may continue to do so thereafter while we attempt to increase development and marketing of our products. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of March 31, 2003, we had a working capital deficit totaling $ $910,122 and a shareholders deficit of $864,286.

Our balance sheet at March 31, 2003 reflects cash and cash equivalents of $-0-as compared to $31, 940 as of March 31, 2002, a decrease of $31, 940. Net cash used by operations decreased by $186,058 to $604,051 for the year ended March 31, 2003 as compared to net cash used in operations of $790,109 for the year ended March 31, 2002. The decrease in net cash used by operations for the year ended March 31, 2003 as compared to the year ended March 31, 2002 is attributable primarily to the decrease in net loss to $1,006,374, which included a non cash impartment loss of $330,000 for the loss on the IMDS goodwill, as compared to a net loss of $1,963,806 for the year ended March 31, 2002. Also contributing to the reduction in cash used in operations was the increase in accounts receivable of $60,739 during the current year as compared to an increase in accounts receivable of $102,075 for the prior year, due primarily to the improved payment performance by our customers. Partially offsetting the foregoing increase in net cash provided from operations for the year ended March 31, 2003 was a increase in accounts payable and accrued liabilities during the current year of $142,593 and $15,668, respectively, as compared to an increase in accounts payable and accrued liabilities during the prior year of $269,419 and $426,740, respectively, due to our efforts to improve our payment performance with our vendors.

Net cash used in investing activities decreased $57,583 to $118,426 for the year ended March 31, 2003 as compared to net cash used in investing activities of $176,008 for the year ended March 31, 2002. The decrease in net cash used in investing activities is attributable to the increase in notes from related parties of $142,142 during the year ended March 31, 2003 as compared to a decrease in notes from related parties of $107,668 for the prior year and a decrease of $59,736 in equipment purchases to $5,348 for the year ended March 31, 2003 as compared to $65,084 for the prior year. Partially offsetting the foregoing was the increase in investments of $255,939.

Net cash provided by financing activities decreased by $273,251 to $727,865 for the year ended March 31, 2003 as compared to $1,001,115 for the year ended March 31, 2002. The decrease in net cash provided by financing activities is attributable to the reduction the need for additional borrowings and common stock private placements as sales and cash flow improve.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 1, 2002, the Board of Directors of the Company dismissed Siegel Smith LLP ("Siegel Smith") as its independent auditors for the fiscal year ended March 31, 2002 and approved the engagement of Farber & Hass LLP ("Farber & Hass") as Siegel Smith's replacement. Siegel Smith had previously been the Company's independent auditors. The decision to change auditors was approved by the Company's Board of Directors. Since the date of their engagement on November 5, 1999, there have been no disagreements with Siegel Smith on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Siegel Smith would have caused Siegel Smith to make reference to the matter in their report

                                    PART III

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

Person                    Age       Position
------                    ---       --------
Guy De Vreese              48       Chairman
Robin List                 32       Director, Chief Executive Officer
Stephen Ross               43       Director, Chief Financial Officer, Secretary
Kenneth J. Hegemann        54       Director
Fred Kolsteeg              59       Director

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

                           Summary Compensation Table

                                          Annual Compensation                       Long Term Compensation
                                                                                      Awards               Payouts
                                                                                       Securities
Name and                                                Other           Restricted     Underlying       LTIP         All other
Principal                                               Annual            stock         Options/      pay-outs     compensation
Position             Year    Salary ($)   Bonus ($)   compensation ($)    award(s) ($)  SARs (#)         ($)            ($)
----------------------------------------------------------------------------------------------------------------------------------
Guy DeVreese,(1)     2003     $-0-         $-0-       $-0-                 $-0-          -0-             $-0-         $132,000(2)
Chairman             2002     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
                     2001     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
----------------------------------------------------------------------------------------------------------------------------------
Robin List, (3)      2003     $110,000     $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
CEO                  2002     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
                     2001     N/A          N/A        N/A                  N/A           N/A             N/A          N/A
----------------------------------------------------------------------------------------------------------------------------------
Stephen F. Ross,     2003     $60,000      $-0-       $-0-                 $-0-          -0-             $-0-         $-0-
CFO, Secretary       2002     $28,951      $-0-       $-0-                 $-0-          1,000,000(4)    $-0-         $-0-
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

---------------
(1) In March 2002, prior to Mr. De Vreese becoming an officer or director of the Company, the Company issued to Mr. De Vreese 1,000,000 shares of Common Stock underlying options, which vested on March 29, 2002 and have an exercise price of $0.05 (fair market value at date of grant) per share.

(2) Consulting fees paid by Remedent N.V. to Lausha, N.V. and Lident N.V., both companies controlled by Mr. De. Vreese, pursuant to an oral consulting agreement between these companies and Remedent N.V.

(3) In March 2002, prior to Mr. List becoming an officer or director of the Company, the Company issued to Mr. List 1,000,000 shares of Common Stock underlying options which vested on March 29, 2002 and have an exercise price of $0.05 (fair market value at date of grant) per share, however Mr. List was not an officer of the Company during fiscal year 2002.

(4) In March 2002 the Company issued to Mr. Ross 1,000,000 shares of Common Stock underlying options which vested on March 29, 2002 and have an exercise price of $0.05 (fair market value at date of grant) per share.

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

                                       16

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

On March 14, 2002, we entered into an Asset Purchase Agreement with Famcare 2000, LLC, a Nevada limited liability company, owned and operated by Rob Hegemann, the son of Ken Hegemann, who a director of the Company. On March 14, 2002, we entered into an Asset Purchase Agreement selling our Remedent Toothbrush division to Famcare 2000, LLC, The Agreement provided for the sale of the old Remedent Toothbrush business, which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002. The business, which engages in the worldwide distribution of the Remedent Toothbrush, had been our sole activity since 1996. As a condition of the sale, Famcare 2000 agreed to assume responsibility for the liabilities relating to the toothbrush business, which liabilities exceeded the value of the toothbrush business by approximately $310,000. Therefore the terms of the agreement provided for Company to issue 750,000 shares of common stock to Famcare 2000 in consideration of Famecare 2000 taking over the toothbrush business and assuming responsibility for the related liabilities. Famcare 2000 received an effective price of $0.41 per share, representing an approximate 400% premium over the Company's market value at the time. This transaction was not consummated until September 2002, 20 days following the mailing to our shareholders of a Definitive Information Statement on Schedule 14C for this transaction.

On February 11, 2002 the Company established a line of credit with ING (formerly Bank Brussel Lambert) for (euro)250,000 ($218,100 at March 31, 2002. Due to the insufficient assets maintained by Remedent NV as of the date of the line of credit, ING imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Remedent NV use the line of credit repay in full the 125,000 outstanding balance on BBL's existing line of credit to Dental Marketing Development N.V ("DMD"), a company owned and operated by Guy De Vreese. Accordingly, Guy De Vreese personally guaranteed the
(euro)250,000 BBL line of credit, including pledging as collateral specific investments owned by Mr. De Vreese valued at approximately $250,000, and Remedent NV drew (euro)125,000 from this line of credit to advance to DMD and booked this amount as an interest-free loan to DMD. DMD must repay this loan (i) if the line of credit is cancelled by BBL due to insufficient security, (ii) if Remedent NV finds other facilities to secure payment of Guy De Vreese's funds and no longer needs the line of credit, or (iii) Remedent NV is still using the line of credit but has found other facilities to secure payment of Guy De Vreese's funds. Remedent NV did not take any procedural steps to insure fairness in the terms of this transaction to the Company or to Remedent NV.

In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V's balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities which had been pledged as collateral as discussed above, both as an irrevocable capital contribution to Remedent N.V.. In addition, Remedent NV issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction we currently own 22% of our subsidiary, Remedent N.V.

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

23    Consent of Farber & Hass, LLP
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002
32.  Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002
* Previously filed with Registration Statement on Form SB-2 filed by the Company on July 24, 2002.

Reports on Form 8-K:

         None.

ITEM 14.  CONTROLS AND PROCEDURES.

During the preparation of our quarterly report on Form 10-QSB for the period ending September 30, 2004, we detected two errors in certain previously issued financial statements. The errors relate to the classification of certain assets, minority interest and paid in capital.

In March 2003 we did not properly record a capital contribution to our subsidiary, Remedent N.V. by two of our officers. The capital contribution was the value of certain fixed income securities which were assigned and irrevocably transferred to Remedent N.V on March 5, 2003 (the "Transfer Date") as well as forgiveness of 75,000 Euros ($77,827) in notes payable from the same officers. The initial value of the securities on the Transfer Date was 235,000 Euros ($243,860). These securities are collateral for a bank line of credit and are therefore shown as restricted investments on our balance sheet as of March 31, 2003. As of March 31, 2003, the value of these securities has increased to $255,939 as a result in changes in the currency valuation as between the US Dollar and the Euro. The $321,687 historical value of the fixed income securities and notes payable has now been recorded and credited to additional paid in capital in our Form 10-KSB/A for the period ending March 31, 2003.

This foregoing capital contribution occurred as a result of the sale by Remedent N.V of 7,200 shares of Remedent N.V stock, representing 78% of the outstanding shares of Remedent N.V. after conclusion of the sale. In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V's balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as we lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese, our Chairman of the Board, in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities discussed above, both as an irrevocable capital contribution to Remedent N.V.. In addition, Remedent NV issued 629 shares to Robin List, our Chief Executive Officer, in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of us and our subsidiary, Remedent N.V. As a result of this transaction, as previously reported in earlier filings, we currently own 22% of our subsidiary, Remedent N.V.

In connection with the same transaction, we did not correctly record the Minority Interest related to the previously mentioned 78% ownership of our subsidiary, Remedent N.V. The foregoing was the result of a error in the recording of Minority Interest that originally occurred as of our year end report on for 10K-SB for March 31, 2003 and has carried forward since that date. In addition, the Company had incorrectly recorded the issuance of several private placement stock issuances and stock issued in repayment of debt and accrued expenses. The effect of these errors as of March 31, 2003 had been to overstate Minority Interest by $64,816, understate the value of Additional Paid in Capital by $817,550, understate common stock issued and outstanding by $5,967 (representing 5,967,500 shares), overstate common stock subscribed by $437,014 and understate Investments by $255,939.

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

                                     REMEDENT USA, INC.


Dated: January 7, 2005               By:   /s/ Robin List
                                        --------------------------------------
                                        Robin List
                                        Its:Chief Executive Officer (Principal
                                        Executive Officer) and Director


Dated: January 7, 2005               By:   /s/ Stephen F. Ross
                                        --------------------------------------
                                        Stephen F. Ross
                                        Its:Chief Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer) and Director


Dated: January 7, 2005               By:   /s/ Guy DeVreese
                                        --------------------------------------
                                        Guy DeVreese
                                        Its: Chairman (Director)

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

Consolidated Statements of Operations for the years ended March 31,
      2003 and 2002                                                        F-4

Consolidated Statements of Changes in Stockholders' Deficit for the
      years ended March 31, 2003 and 2002                                  F-5

Consolidated Statements of Cash Flows for the years ended March 31,
      2003 and 2002                                                        F-7

Consolidated Statements of Comprehensive Loss for the years ended
      March 31, 2003 and 2002                                              F-8

Notes to Consolidated Financial Statements                                 F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Remedent USA, Inc.:

We have audited the accompanying consolidated balance sheet of Remedent USA, Inc. (the "Company") as of March 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2003 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

As described in Note 2, the Company restated its consolidated financial statements as of March 31, 2003, and for the year then ended.


/s/ Farber & Hass LLP
July 13, 2003, except Note 2
as to which the date is December 30, 2004
Camarillo, California

PART I--FINANCIAL INFORMATION

Item 1--Consolidated Financial Statements
                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                               March 31, 2003
                                                               (As Restated)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $      -
   Investments, restricted                                            255,939
   Accounts receivable, net                                           178,013
   Due from related party                                             136,948
   Inventories, net                                                   116,830
   Prepaid expense                                                     39,043
                                                                  -----------
       Total current assets                                           726,773
                                                                  -----------

PROPERTY AND EQUIPMENT, NET                                            44,046

OTHER ASSETS                                                            1,790
                                                                  -----------

TOTAL ASSETS                                                      $   772,609
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Line of Credit                                                $   261,572
   Accounts payable                                                   452,756
   Due to related parties                                             218,029
   Net liabilities of Toothbrush Business to be sold                  335,713
   Accrued liabilities                                                267,278
   Notes payable                                                      101,547
                                                                  ------------
       Total current liabilities                                     1,636,895
                                                                  ------------

STOCKHOLDERS' DEFICIT:
   Common stock (50,000,000 shares authorized,
     $0.001 par value; 36,854,058 shares issued
     and outstanding)                                                   36,854
   Additional paid-in capital                                        4,822,681
   Accumulated deficit                                              (5,676,970)

   Common stock subscribed (1,342,916  shares)                           1,343
   Stock Subscription receivable                                             -
   Accumulated other comprehensive (loss)
     (foreign currency translation adjustment)                         (48,194)
                                                                     ---------
       Total stockholders' deficit                                    (864,286)
                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $ 772,609
                                                                     =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the years ended
                                                                       March 31, 2003           March 31, 2002
                                                                       --------------           --------------
Net Sales                                                                $  1,969,144              $   733,853

Cost of Sales                                                              1,062,681                  502,013
                                                                        ------------               ----------

         Gross Profit                                                        906,463                  231,840

Operating Expenses

   Research and Development                                                   93,186                  270,395

   Sales and Marketing                                                        64,132                   49,582

   General and Administrative                                              1,354,554                1,793,361

   Impairment loss on IMDS Goodwill                                          330,000                        -

   Depreciation and Amortization                                              21,804                   12,711
                                                                        ------------               ----------

         TOTAL OPERATING EXPENSES                                          1,863,676                2,126,049
                                                                        ------------               ----------


LOSS FROM OPERATIONS                                                        (957,213)              (1,894,209)

OTHER INCOME (EXPENSES)

   Interest/Other Income                                                      21,195                   44,290

   Interest Expense                                                          (70,356)                (113,887)
                                                                        ------------                ---------


         TOTAL OTHER INCOME (EXPENSES)                                       (49,161)                 (69,597)
                                                                        ------------                 --------


LOSS BEFORE INCOME TAXES                                                  (1,006,374)              (1,963,806)


Income Tax Benefit (Expense)                                                       -                        -

NET LOSS                                                               $  (1,006,374)           $  (1,963,806)
                                                                       ==============           ==============

LOSS PER SHARE
  Basic                                                                   $    (0.03)             $     (0.11)
                                                                          ===========             ============
  Fully diluted                                                           $    (0.03)             $     (0.11)
                                                                          ===========             ============
WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                                                   36,333,584               18,009,722
                                                                         ===========               ==========

  Fully diluted                                                           37,214,106               18,009,722
                                                                         ===========               ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
             For the Years ended March 31, 2003 (Restated) and 2002

                                                          Additional Paid Accumulated   Common Stock         Subscription
                                                          --------------- ------------  ------------         ------------
                                      Shares      Amount     in Capital    Deficit      Subscribed    Other  Receivable    Total
                                      ------      ------    ------------   -------      ----------    -----  ----------    -----
Balance, March 31, 2001               13,187,316  $13,187   $1,768,302    $(2,706,790)                                    $(925,301)
Common stock issued under
  private placements                   5,069,000    5,069      688,431                                                      693,500

Common stock issued for services       4,210,000    4,210      455,910                                                      460,120
Common stock issued for
  repayment of debt                    2,209,100    2,209      596,241                                                      598,450
Common stock issued upon
  conversion of debentures               148,462      149       10,440                                                       10,589

Stock options issued for services                               23,870                                                       23,870
Stock options issued to employees
  and directors                                                133,000                                                      133,000

Subscription receivable                                                                                        (77,848)     (77,848)

Cumulative translation adjustment                                                                     (10,866)              (10,866)

Net loss                                       -        -            -     (1,963,806)       -              -        -   (1,963,806)
                                      ----------  -------   ----------    ------------  -------      --------  --------  -----------
Balance, March 31, 2002               30,824,058  $30,824   $4,000,194    $(4,670,596)  $    -       $(10,866) $(77,848) $ (728,292)

Subscription receivable                                                                                          77,848      77,848
Common stock issued under
 private placements                    3,625,000        188       301,188                   375                             301,751
  Common stock issued and subscribed
  in repayment of notes payable        1,500,000      1,500       105,968                   410                             107,878
  Common stock issued and subscribed
  in repayment of accrued expenses       905,000        905        93,644                   558                              95,107

Minority investment in paid in capital                            321,687                                                   321,687

Cumulative translation adjustment                                                                     (37,328)              (37,328)

Net loss                                       -          -             -   (1,006,374)       -             -         -  (1,006,374)
                                      ----------   --------    ----------  -----------     ----     ----------   ------  ----------
 Balance, March 31, 2003              36,854,058  $  36,854    $4,822,681  $(5,676,970)   1,343     $ (48,194)   $    -  $ (864,286)
                                      ==========  =========    ==========  ===========    ======    ==========   ======= ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the years ended
                                                                         March 31, 2003
                                                                         (As Restated)              March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                               $  (1,006,374)          $ (1,963,806)
Adjustments to reconcile net loss
  to net cash used by operating activities
      Depreciation and amortization                                                 21,804                 13,301

      Inventory reserve                                                              3,806                 80,906
      Stock and options issued for services                                                               483,990
      Options for bonuses                                                                                 133,000
      Impairment loss on IMDS Goodwill                                             330,000
Changes in operating assets and liabilities:

      Cash within division sold                                                          -                 (2,093)
      Accounts receivable                                                          (60,739)              (102,275)

      Notes receivable                                                             (27,898)                     -
      Inventories                                                                  (23,090)               (99,858)

      Prepaid expenses                                                                 179                (29,163)
      Accounts payable                                                             142,593                269,419
      Accrued liabilities                                                           15,668                426,470
                                                                     ---------------------       -----------------
         Net cash used by operating activities                                    (604,051)              (790,109)
CASH FLOWS FROM INVESTING ACTIVITIES

      Investments                                                                 (255,939)                     -

      Purchases of equipment                                                        (5,348)               (65,084)

      Other assets                                                                     720                 (3,236)
      Notes from related parties                                                   142,142               (107,688)
                                                                     ----------------------     ------------------
         Net cash used by investing activities                                    (118,426)              (176,008)
                                                                     ----------------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from notes and debentures                                                 -                120,000
      Note payments                                                                (23,537)               (11,138)
      Proceeds from line of credit                                                 123,706                136,144
      Proceeds from sale of common stock                                           305,988                693,500

      Minority investment in subsidiary                                            243,860                      -
      Subscription receivable                                                       77,848                (76,876)

      Payments to related parties                                                        -                (11,314)

      Notes to related parties                                                           -                150,799
                                                                      ---------------------     -----------------
         Net cash provided by financing activities                                 727,865              1,001,115
                                                                     ----------------------     -----------------

     NET (DECREASE) INCREASE IN CASH                                                 5,388                 34,998
      Effect of exchange rate changes
        on cash and cash equivalents                                               (37,328)               (10,744)

CASH AND CASH EQUIVALENTS, BEGINNING                                                31,940                  7,686
                                                                     ----------------------     -----------------
CASH AND CASH EQUIVALENTS, ENDING                                               $        -             $   31,940
                                                                     ======================     =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

On August 2, 2002, the Company issued 700,000 shares of common stock as a retainer to a public relations firm.

On June 30, 2002, the Company negotiated for the partial repayment of $19,959 in unpaid wages to two current employees by agreeing to issue 39,916 shares of common stock.

On June 30, 2002, the Company negotiated for the full repayment of $19,497 in unpaid wages to a former employee, by agreeing to issue 243,000 shares of common stock.

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

Supplemental Information:
      Interest paid                      $   70,603               $   12,951
      Income taxes paid                  $      800               $        -















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   For the Years Ended March 31, 2003 and 2002

                                             Year ended March 31,
                                        -----------------------------

                                           2003                2002
                                        (Restated)
                                        -----------          --------
Net loss                                $(1,006,374)      $(1,963,806)
Other comprehensive income
   (loss):
Foreign currency translation
        adjustment                          (37,328)          (10,866)

                                        ------------      -----------
Comprehensive loss                      $(1,043,702)      $(1,974,672)

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

2. Restatement

     In November, 2004, the Company detected errors in certain previously issued financial statements including the financial statements for the year ended March 31, 2003 included herein. The errors relate to the classification of certain assets, minority interest and paid in capital as well as mathematical errors in the Statement of Cash Flows.

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

     This foregoing capital contribution occurred as a result of the sale by Remedent N.V of 7,200 shares of Remedent N.V stock, representing 78% of the outstanding shares of Remedent N.V. after conclusion of the sale. In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V's balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities discussed above, both as an irrevocable capital contribution to Remedent N.V.. In addition, Remedent NV issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, as previously reported in earlier filings, we currently own 22% of our subsidiary, Remedent N.V.

     In connection with the same transaction, the Company did not correctly record the Minority Interest related to the previously mentioned 78% ownership of our subsidiary, Remedent N.V. The foregoing was the result of a error in the recording of Minority Interest that originally occurred as of March 31, 2003. The effect of these errors as of March 31, 2003 filed had been to overstate the value of the Minority Interest by $64,816, overstate Due to Related parties by $65,748, understate Investments by $255,939 and understate Additional Paid in Capital by $386,053.

     In addition, the Company determined that there were 5,967,500 shares of common stock that had been previously been reported as subscribed stock which were more appropriately classified as issued and outstanding in that all conditions necessary for the issuance of the stock had been met. The result was in increase in Common Stock of $5,967, an increase in additional paid in capital of $431,047 and a decrease to Common Stock Subscribed of $437,014.

     In the process of preparing the foregoing restatements, the Company determined that, in addition to the changes required in the Statement of Cash Flows resulting from the foregoing, there were mathematical errors in the Statement of Cash Flows which have been corrected. The restatements had no effect on the Statement of Income (Loss). The following tables set forth the amounts as previously filed and the restated amounts for the Balance Sheet and the Statement of Cash Flows:

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         March 31, 2003
                                                                                        Previously
                                                                  Restated                reported
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                      $      -             $          -

  Investments, restricted                                         255,939                        -

  Accounts receivable, net                                        178,013                  178,013

  Due from related party                                          136,948                  136,948

  Inventories, net                                                116,830                  116,830

  Prepaid expense                                                  39,043                   39,043
                                                                  -------                   ------

      Total current assets                                        726,773                  470,834
                                                                 --------                  -------


PROPERTY AND EQUIPMENT, NET                                        44,046                   44,046


OTHER ASSETS                                                        1,790                    1,790
                                                                   ------                    -----

TOTAL ASSETS                                                   $  772,609             $    516,670
                                                              ===========             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Line of Credit                                              $  261,572             $    261,572

  Accounts payable                                                452,756                  452,756

  Due to related parties                                          218,029                  283,777

  Net liabilities of Toothbrush Business to be sold               335,713                  335,713

  Accrued liabilities                                             267,278                  267,278

  Notes payable                                                   101,547                  101,547
                                                                 --------                  -------
      Total current liabilities                                 1,636,895                1,702,643
                                                               ----------              -----------

STOCKHOLDERS' DEFICIT:
  Common stock (50,000,000 shares authorized,
    $0.001 par value; 36,854,058 shares issued

    and outstanding)                                               36,854                   30,887
  Additional paid-in capital                                    4,822,681                4,005,131
  Accumulated deficit                                          (5,676,970)              (5,676,970)

  Common stock subscribed (1,342,926 shares)                        1,343                  438,357

  Minority Interest                                                     -                   64,816
  Accumulated other comprehensive (loss)

    (foreign currency translation adjustment)                     (48,194)                 (48,194)
                                                                  --------                 --------
      Total stockholders' deficit                                (864,286)              (1,185,973)
                                                                ----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $  772,609           $      516,670
                                                                ==========           ==============

                                      F-10

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    March 31, 2003
                                                                                   Previously
                                                           Restated                reported
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $     (1,006,374)       $     (1,006,374)
Adjustments to reconcile net loss
  to net cash used by operating activities

     Depreciation and amortization                                 21,804                  18,343

     Inventory reserve                                              3,806                   -

     Stock and options issued for services                              -                   6,225

     Impairment loss on IMDSGoodwill                              330,000                 330,000

Changes in operating assets and liabilities:

     Accounts receivable                                          (60,739)                (19,941)

     Notes receivable                                             (27,898)                 (1,615)

     Inventories                                                  (23,090)                  2,953

     Prepaid expenses                                                 179                   1,198

     Accounts payable                                             142,593                  87,593

     Accrued liabilities                                           15,668                  (1,127)
                                                              -----------               ---------
        Net cash used by operating activities                    (604,051)               (582,745)

CASH FLOWS FROM INVESTING ACTIVITIES

     Investments                                                 (255,939)

     Purchases of equipment                                        (5,348)

     Other assets                                                     720                     1,611

     Notes from related parties                                   142,142                         -
                                                               ----------                 ---------
        Net cash used by investing activities                    (118,426)                    1,611

CASH FLOWS FROM FINANCING ACTIVITIES

     Note payments                                                (23,537)                  (33,537)

     Proceeds from line of credit                                 123,706                    76,353

     Proceeds from sale of common stock                           305,988                   607,743

     Minority investment in subsidiary                            243,860                         -

     Subscription receivable                                       77,848                  (145,319)

     Payments to related parties                                        -                    (5,952)

     Notes to related parties                                           -                    56,825
                                                                 --------                   -------
        Net cash provided by financing activities                 727,865                   556,113
                                                                 --------                   -------
     NET (DECREASE) INCREASE IN CASH                                5,388                   (25,021)

     Effect of exchange rate changes
       on cash and cash equivalents                               (37,328)                   (6,919)

CASH AND CASH EQUIVALENTS, BEGINNING                               31,940                    31,940
                                                               ----------                 ---------
CASH AND CASH EQUIVALENTS, ENDING                              $        -                 $       -
                                                               ==========                 =========
Supplemental Information:
     Interest paid                                             $  70,604                  $  70,603

     Income taxes paid                                         $     800                  $     800

                                      F-11

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Summary of Significant Accounting Policies

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

     Principles  of Consolidation

     The consolidated financial statements include the accounts of Remedent USA, Inc. and its subsidiaries, Remedent NV, Remedent Professional Holdings Inc. and Remedent Professional Inc. All inter-company balances and transactions have been eliminated. Corporate administrative costs are not allocated to subsidiaries. Remedent NV was the only operating subsidiary in fiscal 2003. Remedent Professional Holdings, Inc. and Remedent Professional, Inc. had no operations in fiscal 2003 and 2002.

     Reclassifications

     These financial statements reflect certain reclassifications made to the prior period balances to conform to the current year presentation.

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. At March 31, 2003, three customers accounted for 31%, 21% and 18%, respectively; of the Company's trade receivables. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Warranties

     The Company typically warrants its products against defects in material and workmanship for a period of 90 days from the date of shipment. A provision for estimated future warranty costs are recorded when products are shipped. Warranty costs were approximately $0 and $13,000 in fiscal 2003 and 2002; respectively.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.   Investments, Restricted

     The following is a summary of the Company's investments available for sale as of March 31, 2003:

                Private bonds                      $   22,292
                Fixed income mutual funds             233,647
                                                   ----------
                Total                              $  255,939
                                                   ==========

     These investments are pledged as collateral to the Company Bank Line of Credit (see Note11).

5.   Inventories

     Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

                                March 31, 2003                 March 31, 2002
                                --------------                 --------------

Inventory-Supplies              $         --                   $          --
Displays and Raw
   Materials                          88,717                           5,270
Finished Goods                        36,281                          96,638
Less: Inventory
   reserve                            (8,168)                         (4,362)
                                ------------                    ------------

Inventories, net                $    116,830                    $     97,546
                                ============                    ============

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Due from Related Party

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

7.   Property and Equipment

     Property and equipment are summarized as follows:

                                  March 31, 2003                 March 31, 2002
                                  --------------                 --------------

Machinery and equipment           $          --                  $        3,548
Tooling                                  49,782                          49,782
Furniture and fixtures                   16,361                           9,919
Less accumulated depreciation           (22,097)                         (2,747)
                                       --------                      ----------

Property and equipment, net        $     44,046                   $      60,502
                                   ============                   =============

                See Note 9 regarding property and equipment sold.

8.   Goodwill

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Due to Related Parties

     Due to related parties are summarized as follows:

                                             March 31, 2003      March 31, 2002
                                             --------------      --------------

Borrowings from a former director in
  the form of convertible debentures         $  69,002            $ 69,002
Borrowings from employees in the form
  of working capital loans                      51,296              84,713
Borrowings in the form of
  working capital loans                         97,731                  --
                                              --------          ----------

Due to related parties                       $ 218,029            $153,715
                                             =========          ==========

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

10.  Accrued Liabilities

     Accrued liabilities are summarized as follows:

                                            March 31, 2003     March 31, 2002
                                            --------------     --------------

Accrued salaries and payroll taxes          $          --      $     167,535
Accrued interest                                   38,525             34,155
Accrued audit and tax fees                         77,500            106,022
Accrued consulting                                 61,500             18,000
Accrued social taxes                               63,189
Accrued other                                      26,564             20,305
                                            -------------      -------------

Accrued liabilities                         $     267,278      $     346,017
                                            =============      =============


11.   Net Liabilities to be Sold

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  03/31/02               Pro-Forma               03/31/02
                                                  As Reported            Adjustment              Pro-Forma
                                                  -----------            ----------             ----------
Total Sales                                           733,853              50,270(a)                683,583
Cost of Sales                                         502,013              99,152(b)                402,861
Gross Profit                                          231,840            (48,882)(c)                280,722
Operating Expenses                                  2,126,049              76,128(d)              2,049,921
Operating Loss                                    (1,894,209)           (125,010)(e)            (1,769,199)
Current Assets                                        395,032              25,303(f)                369,729
Total Assets                                          788,044              69,065(g)                718,979
Current Liabilities                                 1,516,336             404,778(h)              1,111,558
Total Liabilities                                   1,516,336             404,778(i)              1,111,558


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

     Net liabilities to be sold, representing the assets and liabilities of the business upon its discontinuance on December 31, 2001, are summarized as follows:

                  Cash                                   $   2,092
                  Accounts receivable                        7,729
                  Due from related parties                   9,952
                  Inventory                                  5,530
                  Property & equipment, net                 14,580
                  Patents, net                              25,527
                  Other assets                               3,655
                  Accounts payable                       (343,198)
                  Accrued liabilities                     (61,580)
                                                          --------
                  Net liabilities to be sold           $ (335,713)
                                                       ===========
12.  Line of Credit

     On February 11, 2002, Remedent N.V. entered into a (euro)1,241,000 (US$1,351,573 at March 31, 2003) Line of Credit Facility (the "Facility") with the BBL, consisting of a (euro)991,000 (US$1,079,298) accounts receivable factoring line of credit and a (euro)250,000 (US$272,275) general line of credit. The factoring line of credit, to be secured by qualifying accounts receivable, will provide the Company 75% of the amount of qualifying invoices up to the maximum credit line. For each qualifying invoice, the BBL will assume all collection duties and charge a 0.47% fee on the invoice amount for these services. Advances on this line will bear interest at a rate of prime + 2.5%. As of March 31, 2003, no amounts were outstanding on this line of credit. The general line of credit is secured by the fixed income marketable securities owned by Remedent N.V. as described in Note 3 with a market value of $255,539 (235,000 Euros) as well as the personal guarantee of Guy de Vreese, the Company's Chairman, and bears interest at a rate of prime + 2.5%. As of March 31, 2003, $261,572 was outstanding under this line of credit.

13.  Notes Payable

     Since the commencement of operations, the Company has borrowed various amounts from shareholders not considered related parties to provide working capital and fund operations. Included in Notes Payable is $78,576 in the form of unsecured convertible debentures, due on demand and bearing an interest rate of 10%. In addition, at the sole discretion of the holder, the debenture is convertible into common stock at a percentage between 30% and 37.5% of the average trading price for the stock for the 30 day period immediately prior to the maturity date. As of March 31, 2003 and 2002, $17,853 and $10,583, respectively, was accrued for unpaid interest.

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
                                                 ========           ========

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Income Taxes

     A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                        2003             2002
Computed tax at the federal
   statutory rate of 34%                $(342,167)       $(667,694)
Valuation allowance                     $ 342,167        $ 667,694
Provision (benefit) for income taxes    $     800        $     800
Change in Valuation Allowance           $ 229,970        $ 633,014

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

15.  Shareholders' Deficit

Capital Transactions

     In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V's balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities discussed above, both as an irrevocable capital contribution to Remedent N.V. In addition, Remedent NV issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, we currently own 22% of our subsidiary, Remedent N.V.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On October 1, 2002, the Company completed a $45,000 private placement, selling an aggregate of 562,500 shares of common stock at $0.08 a share, and warrants to purchase 112,500 shares of common stock at an exercise price of $0.50 per share for 5 years.

     On August 2, 2002, the Company issued 700,000 shares of common stock as a retainer to a public relations firm.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes stock option activity:

                                             Options         Weighted Avg.
                                             Outstanding     Exercise Price
Balance at March 31, 2002                    4,595,900       $      0.07
Granted                                         25,000       $      0.06
Canceled or expired                                 --                --
Exercised                                           --                --
                                            ----------       -----------
Balance at March 31, 2003                    4,620,900       $      0.07
                                            ==========       ===========

Options Exercisable at March 31, 2003        4,523,633       $      0.06
                                             =========       ===========


The following table summarizes significant option groups outstanding as of March 31, 2003 and related weighted average exercise price and remaining contractual life information as follows:

                   Options Outstanding              Options Exercisable
                   -------------------              -------------------
         Range of                         Weighted Avg.      Weighted Avg.
         Exercise                         Remaining          Exercise          Number        Weighted Avg.
         Prices            Shares         Contractual Life   Price             Exercisable   Exercise Price
       $0.05-$0.09        3,825,000           10.00          $    0.05         3,825,000     $    0.05
       $0.10-$0.19          550,000            9.50          $    0.12           550,000     $    0.12
       $0.20-$0.26          245,900            9.35          $    0.24           148,633     $    0.20

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

16.  Common Stock Subscribed

     On June 30, 2002, the Company negotiated for the partial repayment of unpaid wages to two current employees, $19,959, with the issuance of 39,916 shares of common stock.

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

                       REMEDENT USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

17.  Segment Information

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

The following are segment information for the fiscal years ended March 31:

                                      European Operations
                             -------------------------------------------
                    Professional     Employee         Total             United
                    Dental           Out-             European          States
                    Products         sourcing         Operations        Operations       Total
2003
----
Net sales           $    1,964,503    $   4,641       $  1,969,144      $         0      $ 1,969,144
Income(loss)
  from
  operations        $     (461,482)   $       0       $   (461,482)     $  (495,731)     $  (957,213)
Total assets        $      516,670    $       0       $    516,670      $         0      $   516,670
Depreciation
  and
  amortization      $       21,804    $       0       $     21,804      $         0      $    21,804
Capital
  expenditures      $            0    $       0       $          0      $         0      $         0

2002
----
Net sales           $      683,583    $       0       $    683,583      $    50,270      $    733,853
Income(loss)
  from
  operations        $     (718,258)   $       0       $   (718,258)     $ 1,175,951)     $  (1,894,209)
Total assets        $      782,217    $       0       $    782,217      $     5,827      $     788,044
Depreciation
  and
  amortization      $       13,301    $       0       $     13,301      $          0     $      13,301
Capital
  expenditures      $       65,084    $       0       $     65,804      $          0     $      65,804

18.  Going Concern

     The Company has incurred substantial net losses since inception, and as of March 31, 2003 and 2002 had a shareholders' deficit of $(864,286) and $(728,292) respectively, raising substantial doubt about the Company's ability to continue as a going concern. The Company has reassessed its operations and business structure and has implemented a complete corporate reorganization plan. The plan includes the acquisition of and expansion into diversified business ventures.

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

19.     Subsequent Events (Unaudited)

In May 2003, the Company initiated a $900,000 private placement, seeking an aggregate of 900,000 shares of convertible preferred shares at $1.00 a share.