Form 10KSB/A
period 2004-03-31
REMEDENT USA INC/AZ
filed 2005-02-08
CIK 1078037

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

                        Commission File Number 001-15975

                               REMEDENT USA, INC.
           (Name of small business issuer as specified in its charter)

               Nevada                               86-0837251
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification Number)


         Xavier de Cocklaan 42, 9831 Deurle, Belgium              N/A
         --------------------------------------------             ---
          (Address of principal executive offices)             (Zip code)


                                011-329-321-70-80
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's  common stock  outstanding as of December 31, 2004:
39,579,158.

    Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]



                      DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

                                                                        PAGE

PART I

Item 1  Description of Business...........................................1

Item 2  Properties........................................................7

Item 3  Legal Proceedings.................................................7

Item 4  Submission of Matters to a Vote of Security Holders...............8

PART II

Item 5  Market for Registrant's Common Equity and Related
        Stockholder Matters...............................................9

Item 6  Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................12

Item 7  Financial Statements.............................................21

Item 8  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..............................21

Item 8A Controls and Procedures..........................................22

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act................22

Item 10 Executive Compensation...........................................24

Item 11 Security Ownership of Certain Beneficial Owners and
        Management.......................................................25

Item 12 Certain Relationships and Related Transactions...................27

Item 13 Exhibits and Reports on Form 8-K.................................30

Item 14 Controls and Procedures..........................................31

THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING PARTS OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 2004. ALL INFORMATION IN THIS 10-KSB IS AS OF THE DATE OF OUR ANNUAL REPORT ON FORM 10-KSB, MAY 28, 2004 EXCEPT AS STATED HEREIN. THIS REPORT INCLUDES AMENDMENTS TO SECTIONS 1, 3, 4, 5, 6, 7, 8A, 11, 12, 13 AND 14.

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

In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V's balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities discussed above, both as an irrevocable capital contribution to Remedent N.V.. In addition, Remedent N.V. issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, as previously reported in earlier filings, we currently own 22% of our subsidiary, Remedent N.V. Since the other shareholders of Remedent N.V. are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it continues to retain "control" of Remedent N.V., as defined by ARB 51 "Consolidated Financial Statements."

All of our operations are currently conducted through Remedent N.V. Remedent Professional, Inc., and Remedent Professional Holdings, Inc., both wholly-owned subsidiaries of the Remedent USA, Inc., are both inactive.

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

We develop and market high-technology dental equipment. Our first product is the RemeCure CL-15 high speed dental curing light. On January 9, 2003 we received FDA approval to market this product in the United States. As of the date of this Annual Report, we do not have FDA approval to market any other products. Since launching the RemeCure CL-15, we have developed a line of complimentary whitening products to be used in conjunction with the RemeCure CL-15 and marketed through professional dentists as well as new dental products developed for home use and distributed through retail pharmacies.

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

In connection with our entrance into the dental equipment and pharmacy market, we continue to analyze the most cost-effective manufacturing and distribution methods. The current method entails both turn-key manufacturing by third-party manufacturers with distribution occurring through both drop shipments from the manufacturer and shipments from our own facility. RemeCure CL15 and RemeWhite Pro Whitening are being produced in-house to obtain better cost-prices and quality control.

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

In general, it is the policy of Remedent to use the indirect distribution method, which means that Remedent sells to a local distributor that sells it to the end-customer, for both dental and OTC products. However, Remedent does distribute directly to dentists in it's home market Belgium.

Principal Suppliers

Remedent is procuring materials from a number of suppliers for in-house and outsourced production.

The company relies primarily on the following six suppliers for its products:

  Company                            Product                  Payment conditions
  -------                            -------                  ------------------
  1. Diamond Wipes International     Remedent CleverWhite     Cash on Delivery
  2. DucajuPrinting Remedent         CleverWhite              30 days net
  3. Carsan Engineering              RemeCure CL15            30 days net
  4. Oralbotic Research              Remedent Hydrabrush      Cash On delivery
  5. Suni                            Remedent X-Ray           Cash On delivery
  6. Plas Pak                        Remedent Pro Whitening   30 days net

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

The Federal Food, Drug and Cosmetic Act ("FDC Act") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, pre-market notification and adherence to the Quality System Regulation ("QSR") as well as medical device reporting ("MDR"), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of pre-market approval or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive pre-market approval by the FDA pursuant to a premarket approval ("PMA") application to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

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

Employees

We currently retain fourteen full-time employees and one part-time employee in Belgium, all of which were hired in connection with our entrance into the dental equipment market. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. Long term, we will attempt to hire additional employees as needed based on our growth rate.

Research and Development

Research and Development (R&D) were $90,700 and $93,186 for the fiscal years ended March 31, 2004 and 2003, respectively.

ITEM 2 - DESCRIPTION OF PROPERTY

In Deurle, Belgium, we lease approximately 26,915 square feet of office and warehouse space on a month-to-month lease, for approximately (euro) 6,437 ($8,017 as of March 31, 2004) per month.

ITEM 3 - LEGAL PROCEEDINGS

To the best knowledge of management, there are no other legal proceedings pending against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March 2004, a majority of our shareholders executed a Majority Written Consent of the Shareholders regarding the acquisition of the shares of Remedent N.V. that we do not already own from our Chairman and Chief Executive Officer, the implementation of a one for twenty reverse split and other matters, which was not to become effective until 20 days following the latter of (i) the filing of a Definitive Information Statement on Schedule 14C with the SEC and (ii) the mailing of this Definitive Statement to our shareholders. We reported this event under Item 4 of our Form 10-KSB for our fiscal year ended March 31, 2004. No Definitive Information Statement on Schedule 14C has been filed with the SEC and we do not intend to file one relating solely to that Particular Majority Written Consent to Shareholders. Instead, our Board of Directors intends to meet and consider additional corporate action to recommend to its shareholders that will include, but not be limited to, the election of directors, revision of the number of shares of common stock authorized from that which had been included in the prior Majority Written Consent of the Shareholders and the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan.


PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASD Electronic Bulletin Board, under the symbol REMM. Prior to September 18, 2001, our common stock was traded on the pink sheets included under the symbol REMM.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2004, we had one equity compensation plan in place, our Incentive and Nonstatutory Stock Option Plan enacted in 2001. The following table contains information regarding this stock option plan as of March 31, 2004:



                        (a)             (b)                      (c)
                -----------------  -------------------  ------------------------
                        Number of                           Number of securities
                 securities to be                        remaining available for
                      issued upon                          future issuance under
                      exercise of     Weighted-average       equity compensation
                   of outstanding    exercise price of          plans (excluding
                options, warrants  outstanding options      securities reflected
Plan Category          and rights  warrants and rights            in column (a))
-------------  ------------------  -------------------  ------------------------
Equity
Compensation
Plans approved
by security
holders                 4,200,000            $    0.06                   800,000


Recent Sales of Unregistered Securities

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

On March 23, 2004, the Company issued 410,000 shares of its Common Stock, which had been recorded as Common Stock Subscribed as of April, 2002, to A. Rubin and 145,184 shares of Common Stock, which had been recorded as Common Stock Subscribed as of April, 2002, to J. Siegel to settle an outstanding debt in the amount of approximately $61,602 owed to Messrs. Rubin And Siegel owed for accounting services provided to the Company by their now defunct accounting firm, Rubin & Siegel. The issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004, the Company also issued 500,000 shares of Common Stock to Robin List pursuant to an oral agreement for consulting services performed and recorded as an expense in February 2002 valued at $22,700 related to developing the IMDS business concept. The consulting services consisted of supplying Dutch dentists to serve as customers of IMDS and Belgium dentists to work in the Netherlands. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

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

Overview

We develop, market and distribute high-technology dental equipment for sale within the professional dental market and tooth whitening products for the over-the-counter market. Our first product was the RemeCure CL-15 high speed dental curing light. On January 9, 2003 we received FDA approval to market this product in the United States. As of the date of this Annual Report, we do not have FDA approval to market any other products. Since launching the RemeCure CL-15, we have developed a line of complimentary whitening products to be used in conjunction with the RemeCure CL-15 and marketed through professional dentists as well as new dental products developed for home use and distributed through retail pharmacies.

On  July  1,  2001,  we  formed  three   wholly-owned   subsidiaries,   Remedent
Professional Holdings, Inc. ("RPH"), Remedent Professional, Inc. ("Remedent Professional") and Remedent N.V. Remedent N.V. is a Belgian company established to serve as a manufacturer of the dental equipment. Remedent Professional was formed to serve as a sales organization for products manufactured by Remedent N.V. RPH was formed as a holding company.

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

All of our operations are currently conducted through Remedent N.V. Remedent Professional, Inc., and Remedent Professional Holdings, Inc., both wholly-owned subsidiaries of the Remedent USA, Inc., are both inactive.

Remedent USA, Inc. is now headquartered in Deurle, Belgium and has no offices, or assets in the United States. Remedent USA, Inc.'s only employee in the United States is Stephen Ross, the Company's Chief Financial Officer.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

Our financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Principles of Consolidation

All   inter-company   balances  and   transactions   have  been   eliminated  in
consolidation. Corporate administrative costs are not allocated to subsidiaries.

Concentration of Risk

Financial Instruments - Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising our customer base and their dispersion across different geographic areas. At March 31, 2004, one customer accounted for 76% of our trade accounts receivable. This number represents the collective receivable on the group Omega Pharma, which includes Omega Pharma NV

(Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters. We perform ongoing credit evaluations of our customers and normally do not require collateral to support accounts receivable.

Purchases - We rely primarily on two suppliers for our products (Diamond Wipes International, and Eurosep). The loss of a supplier would have a material impact on our operations in that we would have to establish new relationships with similar suppliers or produce the product in house. Purchases from these suppliers for the year ended March 31, 2004 totaled 35% and 18% of gross purchases.

Revenues - for the year ended March 31, 2004, we had one group of customers (represented by Omega Pharma NV) who's sales were 45% of total revenues. This number represents the collective sales to the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro
Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded. We recognize revenue in accordance with Staff Accounting Bulletin 101.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2004, we believed there was no impairment of our long-lived assets. During the year ended March 31, 2003, we recorded a 100% impairment reserve of $330,000 against goodwill recorded in connection with the acquisition of International Medical & Dental Support ("IMDS").

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivable, inventories and estimated provision for returns. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

We sell professional dental equipment to various companies, primarily to distributors located in Western Europe. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of March 31, 2004 and 2003, the allowance for doubtful accounts was $27,353 and $90,617, respectively. We use the allowance method to account for un-collectible accounts receivable and our estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Research and Development Costs

We expense research and development costs as incurred.

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included selling, general and administrative expenses. For the years ended March 31, 2004 and 2003, consolidated advertising expense amounted to $160,636 and 30,076, respectively.

Warranties

We typically warrant our products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by our suppliers and sub-contractors, we have made no provision for potential future warranty costs.

Results of Operations

Comparative details of results of operations for the years ending March 31, 2004 and 2003 as a percentage of sales are as follows:

                                                                For the years ended
                                                                      March 31,
                                                                 2004           2003
                                                                 ----           ----
Net Sales                                                      100.0%         100.0%
Cost of Sales                                                   46.1%          54.0%
                                                                -----          -----
   Gross Profit                                                 53.9%          46.0%

Operating Expenses
   Research and Development                                      1.7%           4.7%
   Sales and Marketing                                           3.1%           3.3%
   General and Administrative                                   34.9%          68.8%
   Impairment loss on IMDS Goodwill                              0.0%          16.8%
   Depreciation and Amortization                                 0.4%           1.1%
                                                                 ----           ----
   TOTAL OPERATING EXPENSES                                     40.2%          94.6%
                                                                -----          -----

INCOME (LOSS) FROM OPERATIONS                                   13.7%         (48.6%)

OTHER INCOME (EXPENSES)
   Interest/Other Income                                         0.4%           1.1%
   Interest Expense                                             (2.5%)         (3.6%)
                                                                -----          -----

   TOTAL OTHER INCOME (EXPENSES)                                (2.1%)         (2.5%)
                                                                -----          -----

INCOME (LOSS) BEFORE INCOME TAXES                               11.6%         (51.1%)

MINORITY INTEREST IN REMEDENT N.V.                             (11.3%)          0.0%

NET INCOME (LOSS)                                                0.3%         (51.1%)
                                                                 ====         ======

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

Liquidity and Capital Resources

On March 31, 2004, our current liabilities exceeded our current assets by $90,288. Our business operations will require substantial capital financing on a continuing basis. The availability of that financing will be essential to our continued operation and expansion. The inability to continue to develop and market high-technology dental equipment or products for the over-the-counter market will force us to raise additional capital to support operations by selling equity securities or incurring additional debt.

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

We expect to continue to experience negative cash flow possibly through the end of the current calendar year, and may continue to do so thereafter while we attempt to increase development and marketing of our products. Unless we are able to generate sufficient revenue or acquire additional debt or equity financing to cover our present and ongoing operation costs and liabilities, we may not be able to continue as a going concern. Our auditors note that we have sustained substantial net losses since our inception in September 1996. In addition, as of March 31, 2004, we had a working capital deficit totaling $90,288 and a shareholders deficit of $456,714.

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

In April 2003, Remedent NV issued debentures in the amount of (euro) 147,000 ($161,700) to three unrelated investors. These debentures bear interest at a rate of 10% per year payable annually and mature in April 2006. The debentures also provide, at the option of the holder, to convert to common stock of Remedent NV at a rate one share of common stock per (euro) 1,000 of principal. Subsequent to March 31, 2004, in June 2004 (euro) 102,000 ($124,440) of these debentures were repaid.

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

Our balance sheet at March 31, 2004 reflects cash and cash equivalents of $172,382 as compared to $-0- as of March 31, 2003, an increase of $172,382. Net cash used by operations decreased by $66,860 to $536,471 for the year ended March 31, 2004 as compared to net cash used in operations of $603,331 for the year ended March 31, 2003. The decrease in net cash used in operations for the year ended March 31, 2004 as compared to the year ended March 31, 2003 is attributable primarily to the improvement in net income (loss) to a net income of $16,149 plus the increase in minority interest as a result of the operating income of Remedent N.V. of $591,318 as compared to a net loss of $1.006,374 for the year ended March 31, 2003, a net change, inclusive of income attributable to the minority interest of $1,613,841.This increase was offset by an increase in accounts receivable of $1,045,597, an increase in inventories of $320,075 during the current year ended March 31, 2004 due primarily to the improved sales performance and the reduction in impairment loss of $330,000, the amount recognized in the year ended March 31, 2003 as a result of the write-off of the goodwill from the acquisition of the IMDS business concept and related assets.

Net cash used in investing activities decreased $50,588 to $68,558 for the year ended March 31, 2004 as compared to net cash used in investing activities of $119,146 for the year ended March 31, 2003. The decrease in net cash used in investing activities is attributable to the reduction in cash used during the year ended March 31, 2004 for restricted investments to secure the company credit line of $223,227 from $255,939 to $32,712 for the years ended March 31, 2003 and 2004, respectively, and the reduction in cash used for notes receivable from related parties of $153,081 from an increase of $142,142 to a decrease of $10,939 for the years ended March 31, 2003 and 2004, respectively. The foregoing decreases in cash used in investing activities was offset by an increase of $19,559 in purchases of property and equipment of to $24,907 during the year ended March 31, 2004 as compared to $5,348 for the year ended March 31, 2003.

Net cash provided by financing activities increased by $39,817 to $767,681 for the year ended March 31, 2004, as compared to net cash provided in investing activities of $727,865 for the year ended March 31, 2003. The increase in net cash used in financing activities is attributable to additional borrowings under our bank line of credit $407,065 for year ended March 31, 2004 resulting from the increase in accounts receivable from increased sales. In addition, notes payable, unrelated parties increased $280,999 from a $100,000 Convertible Promissory Note and Security Agreement from the Christopher T. Marlett Living Trust and additional short term loans to Remedent NV totaling $197,689. These increases were offset by reductions in the proceeds from sale of the Company's common stock during the year ended March 31, 2004 as compared to the prior year of $260,008 and the reduction in the minority investment in subsidiary of $243,860 which occurred in the year ended March 31, 2003.

Disclosure Regarding Forward-Looking Statements

This filing contains statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this filing, for the reasons, among others, described within the various sections of this report as well as the risk factors discussed below. You should read the filing carefully, and should not place undue reliance on any forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this filing or to reflect the occurrence of unanticipated events.

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer; the trading price of our common stock could decline.

Risks Relating to Our Business

All of our  operations  are  currently  conducted  by our 22%  owned  subsidiary
Remedent N.V. and a change in control could cause Remedent N.V. to no longer consolidate its financial position and results of operations with Remedent USA, Inc.

Remedent USA currently owns 22% of Remedent NV. Since the controlling shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, we believe we have "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements", and we have consolidated the financial position and results of operations of Remedent N.V. All of our current operations, including the generation of all revenues and cash flows from operations, are conducted by Remedent N.V. Should a change of control occur which causes a change in the officers of Remedent USA to become individuals other than the controlling shareholders of Remedent N.V., ARB 51 may no longer apply and our 22% ownership of Remedent N.V. would become an investment in an uncontrolled, and therefore unconsolidated, subsidiary.

Our quarterly sales and operating results may fluctuate in future periods and we may fail to meet expectations, which may cause the price of our common stock to decline.

Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that might cause quarterly fluctuations in our sales and operating results include, but are not limited to, the following:

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

Before most medical devices can be marketed in the United States, they are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a "510(k) Clearance") or approval of a PMA. Obtaining approval of a PMA can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most

Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. Approval of a PMA for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMAs may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device's approved or cleared application.

We have received approval from the United States Food and Drug Administration ("FDA") to market our RemeCure-15 dental curing lamp in the United States. We submitted our application for approval on FDA Form 510(k) on October 30, 2002 and received FDA approval for this product on January 9, 2003. None of our other products have FDA approval for marketing in the United States.

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

Our international sales are principally comprised of sales through independent distributors, although we sell products in certain European countries through direct sales representatives. A significant amount of our sales may consist of sales through distributors. The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our current distributors could harm our business, financial condition and results of operations. The loss of a key distributor could affect our operating results due to the potential length of time that might be required to locate and qualify a new distributor or to retain direct sales representatives for the territory. In particular, we have one controlled group of customers whose sales were 38% of total revenues. This number represents the collective sales for the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro

Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters. There is no assurance that our distributors will perform as expected and we may experience lengthy delays and incur substantial costs if we are required to replace distributors in the future.

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

Concentration of stock ownership.

Currently, the present directors and executive officers, and their respective affiliates beneficially owned approximately 32% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days. As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Remedent.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

During the preparation of our quarterly report on Form 10-QSB for the period ending September 30, 2004, we detected two errors in certain previously issued financial statements. The errors relate to the classification of certain assets, liabilities minority interest and paid in capital.

In March 2003 we did not properly record a capital contribution to our subsidiary, Remedent N.V. by two of our officers. The capital contribution was the value of certain fixed income securities which were assigned and irrevocably transferred to Remedent N.V on March 5, 2003 (the "Transfer Date") as well as forgiveness of 75,000 Euros ($77,827) in notes payable from the same officers. The initial value of the securities on the Transfer Date was 235,000 Euros ($243,860). These securities are collateral for a bank line of credit and are therefore shown as restricted investments on our balance sheet as of the years ended March 31, 2003 and 2004. The value of these securities has increased to $255,939 and $288,651 as of March 31, 2003 and 2004, respectively, as a result in changes in the currency valuation as between the US Dollar and the Euro. The $321,687 historical value of the fixed income securities and notes payable has now been recorded and credited to additional paid in capital in our Form 10-KSB/A as of the period ending March 31, 2003.

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

In addition, as of March 31, 2004, the Company had recorded advances totaling $546, 583 under its accounts receivable line of credit as due to non-related parties. These amounts have been reclassified to the current liability account entitled line of credit

The cumulative effect of these errors as of March 31, 2004 had been to understate cash by $171,818, understate investments, restricted by $116,833, understate the balance due under the line of credit by $546,583, overstate amounts due unrelated parties by $546,583, overstate minority interest by $112,756, understate the value of additional paid in capital by $321,687, understate accumulated deficit by $47,940 and overstate the accumulated loss from foreign currency translation by $31,780.

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

                                                     Summary Compensation Table

                                          Annual Compensation                                  Long Term Compensation
                     --------------------------------------------------     ------------------------------------------------------
                                                                                      Awards                     Payouts
                                                                           -------------------------   --------------------------
                                                                                          Securities
 Name and Principal                                          Other          Restricted    Underlying                   All other
      Position                                              Annual            stock        Options/         LTIP      compensation
                       Year   Salary ($)   Bonus ($)   compensation ($)    award(s) ($)    SARs (#)     pay-outs ($)        ($)
--------------------  -----   ----------   ---------  -----------------    ------------  -----------   -------------  ------------
Guy DeVreese(1),      2004    $-0-         $-0-       $-0-                 $-0-          -0-            $-0-         $214,000(2)
Chairman,             2003    $-0-         $-0-       $-0-                 $-0-          -0-            $-0-         $132,000(2)
CEO of Remedent NV
Robin List,(3) CEO    2004    $169,000     $-0-       $-0-                 $-0-          -0-            $-0-          $-0-
                      2003    $110,000     $-0-       $-0-                 $-0-          -0-            $-0-          $-0-

Stephen F. Ross,      2004    $0           $-0-       $-0-                 $-0-          -0-            $-0-          $-0-
CFO, Secretary        2003    $60,000      $-0-       $-0-                 $-0-          -0-            $-0-          $-0-
                      2002    $28,951      $                                             1,000,000(4)

(1) In March 2002, prior to Mr. De Vreese becoming an officer or director of the Company, the Company issued to Mr. De Vreese 1,000,000 shares of Common Stock underlying options, which vested on March 29, 2002 and have an exercise price of $0.05 (fair market value at date of grant) per share.

(2) These amounts are consulting fees paid by Remedent N.V. to Lausha, N.V. and Lident N.V., both companies controlled by Mr. De. Vreese, pursuant to an oral consulting agreement between these companies and Remedent N.V.

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

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Remedent USA, Inc.

The following table sets forth as of March 31, 2004 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our Directors, (iii) each of the our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

------------------------------------------ ---------------------- ----------------------
Name and address of beneficial owner          Number of Shares(1)   Percent of class
------------------------------------------ ---------------------- ----------------------
Guy De Vreese (2)                                  7,268,571             17.72%
(Chairman)
Xavier de Cocklaan 42
9831 Deurle, Belgium
------------------------------------------ ---------------------- ----------------------
Robin List (3)
(Director, CEO)
Xavier de Cocklaan 42                              3,212,500              7.87%
9831 Deurle, Belgium
------------------------------------------ ---------------------- ----------------------
Stephen Ross (4)
(Director, CFO)
1921 Malcolm #101                                  1,289,916              3.14%
Los Angeles, CA 90025
------------------------------------------ ---------------------- ----------------------

Fred Kolsteeg (5)
(Director)
Managelaantje 10                                   2,200,000              5.48%
3062 CV Rotterdan
The Netherlands

------------------------------------------ ---------------------- ----------------------
All Officers and Directors as a group              13,970,987            32.06%
(4 persons)
------------------------------------------ ---------------------- ----------------------
Kenneth Hegemann and Rebecca Inzunza (6)
1220 Birch Way                                     7,112,495             17.09%
Escondido, CA 92097
------------------------------------------ ---------------------- ----------------------


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

Remedent N.V.

The following table sets forth as of March 31, 2004 certain information relating to the ownership of the common stock of our operating subsidiary, Remedent N.V., by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of Remedent N.V.'s Directors, (iii) each of Remedent N.V's executive officers, and (iv) all of Remedent N.V.'s executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

Name and address of beneficial owner                    Number of Shares(1)        Percent of class
-------------------------------------------------- --------------------------- ----------------------
Guy De Vreese (2)                                            7,171                    71.71%
(CEO, Director)
Xavier de Cocklaan 42
9831 Deurle, Belgium
-------------------------------------------------- --------------------------- ----------------------
Robin List
(Managing Director, Director)
Xavier de Cocklaan 42                                         629                      6.29%
9831 Deurle, Belgium
-------------------------------------------------- --------------------------- ----------------------
All Officers and Directors as a group                        7,800                    78.00%
(2 persons)
-------------------------------------------------- --------------------------- ----------------------
Remedent USA                                                 2,200                    22.00%
-------------------------------------------------- --------------------------- ----------------------
Lausha N.V. (3)                                              7,171                    71.71%
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

(3) Lausha N.V. is a Belgian company controlled by Guy De Vreese.

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 14, 2002, we entered into an Asset Purchase Agreement with Famcare 2000, LLC, a Nevada limited liability company, owned and operated by Rob Hegemann, the son of Ken Hegemann, who a director of the Company. On March 14, 2002, we entered into an Asset Purchase Agreement selling our Remedent Toothbrush division to Famcare 2000, LLC. (See "Certain Relationships and Related Transactions.") The Agreement provided for the sale of the old Remedent Toothbrush business, which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002. The business, which engages in the worldwide distribution of the Remedent Toothbrush, had been our sole activity since 1996. As a condition of the sale, Famcare 2000 agreed to assume responsibility for the liabilities relating to the toothbrush business, which liabilities exceeded the value of the toothbrush business by approximately $310,000. Therefore the terms of the agreement provided for Company to issue 750,000 shares of common stock to Famcare 2000 in consideration of Famcare 2000 taking over the toothbrush business and assuming responsibility for the related liabilities. Famcare 2000 received an effective price of $0.41 per share, representing an approximate 400% premium over the Company's market value at the time. This transaction was not consummated until September 2002, 20 days following the mailing to our shareholders of a Definitive Information Statement on Schedule 14C for this transaction.

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

3.4 Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995(1)

3.5 Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997(1)

3.6 Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998(1)

3.7 Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent USA, Inc., dated October 5, 1998(1)

3.8  By-laws(1)

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

1 Incorporated by reference from Registration Statement on Form SB-2 filed by the Company on July 24, 2002


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

REMEDENT USA, INC.


Dated:  January 26, 2005                /s/  Robin List
                                        --------------------------------------
                                        By:  Robin List
                                        Its: Chief Executive Officer (Principal
                                        Executive Officer) and Director


Dated:  January 26, 2005                /s/  Stephen F. Ross
                                        --------------------------------------
                                        By:  Stephen F. Ross
                                        Its: Chief Financial Officer(Principal
                                        Financial Officer and Principal
                                        Accounting Officer) and Director

INDEPENDENT REGISTERED AUDITORS' REPORT

To the Board of Directors and Stockholders of Remedent USA Inc.:

We have audited the accompanying consolidated balance sheet of Remedent USA, Inc. (the "Company") as of March 31, 2004 and the related consolidated statements of operations, shareholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 2, the Company restated its consolidated financial statements as of March 31, 2004 and for the two years then ended.



/s/ Farber & Hass LLP
May 28, 2004, except Note 2
as to which the date is January 20, 2005
Camarillo, California

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   Restated
                                                                 --------------------------------------------
                                                                    March 31, 2004           March 31, 2003
                                                                    --------------           --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $    172,382             $        -
   Investments, restricted                                                     288,651                255,939
   Accounts receivable, net                                                  1,347,613                178,013
   Due from related party                                                      147,887                136,948
   Inventories, net                                                            431,314                116,830
   Prepaid expense                                                              21,742                 39,043
                                                                               -------               --------
       Total current assets                                                  2,409,589                726,773
                                                                            ----------               --------

PROPERTY AND EQUIPMENT, NET                                                     44,316                 44,046

OTHER ASSETS                                                                         -                  1,790
                                                                            ----------                -------

TOTAL ASSETS                                                               $ 2,453,905             $  772,609
                                                                           ===========             ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Line of Credit                                                        $    792,343           $    261,572
   Accounts payable                                                            667,961                452,756
   Due to related parties                                                      127,960                218,029
   Net liabilities of Toothbrush Business to be sold                                 -                335,713
   Accrued liabilities                                                         348,491                267,278
   Notes payable, unrelated parties                                            382,546                101,547
                                                                              --------                -------
       Total current liabilities                                             2,319,301              1,636,895
                                                                             ---------              ---------

MINORITY INTEREST IN REMEDENT N.V.                                             591,318                      -

STOCKHOLDERS' DEFICIT:
   Common stock (50,000,000 shares authorized,
    $0.001 par value; 39,829,158 shares issued
    and outstanding at March 31, 2004 and 36,854,058
    shares issued and outstanding at March 31, 2003)                            39,579                 36,854
   Additional paid-in capital                                                5,202,619              4,822,681
   Accumulated deficit                                                      (5,660,821)            (5,676,970)
   Common stock subscribed ( 372,816 shares and
    1,342,926 shares as of March 31, 2004 and 2003,
    respectively )                                                                 373                  1,343
   Accumulated other comprehensive (loss)
     (foreign currency translation adjustment)                                 (38,464)               (48,194)
                                                                               -------               --------
       Total stockholders' deficit                                            (456,714)              (864,286)
                                                                         -------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $   2,453,905           $    772,609
                                                                         =============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                      For the years ended
                                                                (Restated)
                                                              March 31, 2004          March 31, 2003
                                                              --------------          --------------
Net Sales                                                       $  5,234,855           $   1,969,144

Cost of Sales                                                      2,413,920               1,062,681
                                                                  ----------               ---------
          Gross Profit                                             2,820,935                 906,463

Operating Expenses

   Research and Development                                           90,700                  93,186

   Sales and Marketing                                               159,723                  64,132

   General and Administrative                                      1,828,383               1,354,554

   Impairment loss on IMDS Goodwill                                        -                 330,000

   Depreciation and Amortization                                      23,540                  21,804
                                                                     -------                  ------
          TOTAL OPERATING EXPENSES                                 2,102,346               1,863,676
                                                                   ---------               ---------

INCOME (LOSS) FROM OPERATIONS                                        718,589                (957,213)

OTHER INCOME (EXPENSES)

   Interest/Other Income                                              19,300                  21,195

   Interest Expense                                                 (130,422)                (70,356)
                                                                   ---------                --------

          TOTAL OTHER INCOME (EXPENSES)                             (111,122)                (49,161)
                                                                   ---------                --------

LOSS BEFORE INCOME TAXES                                             607,467              (1,006,374)

MINORITY INTEREST IN REMEDENT N.V.                                  (591,318)                     --
                                                                   ---------                      --

NET INCOME (LOSS)                                                $    16,149           $  (1,006,374)
                                                                 ===========           =============

LOSS PER SHARE
  Basic                                                          $      0.00           $       (0.03)
                                                                 ===========           =============
  Fully diluted                                                  $      0.00           $       (0.03)
                                                                 ===========           =============
WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                                           39,278,545              36,333,584
                                                                  ==========              ==========

  Fully diluted                                                   40,996,750              37,214,106
                                                                  ==========              ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      REMEDENT USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                  FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                            Additional                Common
                                                               Paid     Accumulated    Stock               Subscription
                                       Shares     Amount    in Capital     Deficit   Subscribed  Other     Receivable     Total
                                       ------     ------    ----------     -------   ----------  -----     ------------   -----

Balance, March 31, 2002                30,824,058 $30,824  $4,000,194   $(4,670,596) $     -     $(10,866) $(77,848)      $(728,292)

Subscription receivable                                                                                      77,848          77,848
Common stock issued under
  private placements                    3,625,000   3,625     301,188                    375                                305,188
Common stock issued and subscribed in
  repayment of notes payable            1,500,000   1,500     105,968                    410                                107,878
Common stock issued and subscribed in
  repayment of accrued expenses           905,000     905      93,644                    558                                 95,107
Minority investment in paid in capital                        321,687                                                       321,687
Cumulative translation adjustment                                                                 (37,328)                  (37,328)
Net loss                                                -           -    (1,006,374)       -            -         -      (1,006,374)
                                      ----------- --------  ---------   ------------  ------     --------    ------      ----------
Balance, March 31, 2003                36,854,058 $ 36,854  4,822,681   $(5,676,970)  $1,343     $(48,194)        -      $ (864,286)
                                      ----------- --------  ---------   ------------  ------     ---------   ------      ----------
Common stock issued under
  private placements                      375,000      375                              (375)                                     -
Common stock issued  in
  repayment of notes payable              410,000      410                              (410)                                     -
Common stock issued in
  repayment of accrued expenses           185,100      185                              (185)                                     -
Common stock issued with sale of
  toothbrush division                     750,000      750    334,960                                                       335,710
Settlement of consulting services
  with related party                      500,000      500     22,200                                                        22,700
Settlement of consulting services
  with unrelated parties                  400,000      400     19,600                                                        20,000
Purchase of 14.85% share in
  PureWhite International BV              105,000      105      3,178                                                         3,283

Cumulative translation adjustment                                                                    9,730                    9,730

Net income (loss)                                        -          -        16,149        -             -         -         16,149
                                      ----------- --------  ---------   -----------     ----     ---------     -----         ------
Balance, March 31, 2004                39,579,158 $ 39,579  5,202,619   $(5,660,821)    $373     $(38,464)     $   -       (456,714)
                                      =========== ========  =========   ============    ====     ==========    =====       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 Restated
                                                                            For the years ended
                                                                    March 31, 2004         March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES                                --------------         --------------
Net loss                                                                $   16,149          $ (1,006,374)
Adjustments to reconcile net loss
  to net cash used by operating activities
     Depreciation and amortization                                          24,637                21,804
     Inventory reserve                                                      28,681                 3,806
     Allowance for doubtful accounts                                       (63,264)                    -
     Impairment loss on IMDS Goodwill                                            -               330,000
Minority Interest                                                          591,318
Changes in operating assets and liabilities:
     Accounts receivable                                                (1,106,336)              (60,739)
     Notes receivable                                                            -               (27,898)
     Inventories                                                          (343,165)              (23,090)
     Prepaid expenses                                                       17,301                   179
     Other assets                                                            1,790                   720
     Accounts payable                                                      215,205               142,593
     Accrued liabilities                                                    81,213                15,668
                                                                           -------                ------
        Net cash used by operating activities                             (536,471)             (603,331)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investments                                                           (32,712)             (255,939)
     Purchases of equipment                                                (24,907)               (5,348)
     Notes from related parties                                            (10,939)              142,142
                                                                          --------               -------
        Net cash used by investing activities                              (68,558)             (119,146)
                                                                          --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes and debentures                                    280,999                     -
     Note payments                                                               -               (23,537)
     Proceeds from line of credit                                          530,771               123,706
     Proceeds from sale of common stock                                     45,980               305,988
     Minority investment in subsidiary                                           -               243,860
     Subscription receivable                                                     -                77,848
     Payments to related parties                                           (90,069)                    -
                                                                          --------                     -
        Net cash provided by financing activities                          767,681               727,865
                                                                          --------               -------
     NET (DECREASE) INCREASE IN CASH                                       162,652                 5,388
     Effect of exchange rate changes
       on cash and cash equivalents                                          9,730               (37,328)

CASH AND CASH EQUIVALENTS, BEGINNING                                             -                31,940
                                                                        ----------                ------
CASH AND CASH EQUIVALENTS, ENDING                                       $  172,382              $      -
                                                                        ==========              ========
Supplemental Information:

 Interest paid                                                          $  111,118              $ 70,603
                                                                        ==========              ========
 Income taxes paid                                                      $       --              $    800
                                                                        ==========              ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

On April 26, 2002, the Company entered into an agreement with its investment bankers for the repayment of $10,000 of indebtedness, representing the monthly retainers for November and December of 2001 and January and February of 2002, with the issuance of 125,000 shares of common stock..

During the quarter ended June 30, 2003, the Company issued 400,000 shares of common stock for the repayment of $20,000 in accounts payable indebtedness.

During March 2004, the Company issued 500,000 shares of common stock for the settlement of consulting fees for a total of $22,700.

                       REMEDENT USA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                Restated
                                                                           For the years ended
                                                                 March 31, 2004          March 31, 2003
                                                                 --------------          --------------

Net Income (Loss)                                                $ 16,149                $ (1,006,374)

Other Comprehensive Income (Loss)

   Foreign currency translation adjustment                          9,730                     (37,328)
                                                                 --------                ------------

Comprehensive Income (Loss)                                      $ 25,879                $ (1,043,702)
                                                                 ========                ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1.   GENERAL

The accompanying audited consolidated financial statements include the accounts of Remedent USA, Inc., a Nevada corporation, and it's two subsidiaries, Remedent NV (Belgian corporation) located in Deurle, Belgium, and Remedent Professional, Inc. (Incorporated in California)(Collectively, the "Company"). Remedent USA, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. has been dormant since inception. At March 31, 2004, Remedent USA owned 22% of Remedent NV, a manufacturer of professional dental equipment for use by dentists. Since the other shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it has "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements", The Company has consolidated the financial position and results of operations of Remedent NV. Remedent Professional Inc., a wholly owned subsidiary of Remedent USA is the United States of America sales organization for equipment manufactured by Remedent NV. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

2.   RESTATEMENT

In November, 2004, the Company detected errors in certain previously issued financial statements including the financial statements for the year ended March 31, 2003 and 2004 included herein. The errors relate to the classification of certain assets, minority interest and paid in capital as well as mathematical errors in the Statement of Cash Flows.

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

In connection with the same transaction, the Company did not correctly record the Minority Interest related to the previously mentioned 78% ownership of our subsidiary, Remedent N.V. The foregoing was the result of a error in the recording of Minority Interest that originally occurred as of March 31, 2003. The effect of these errors had been to overstate the value of the Minority Interest by $64,816 and $112,756 as of March 31, 2003 and 2004, respectively. The effect on other accounts related to the foregoing error as of March 31, 2003 were to overstate Due to Related parties by $65,748, understate Investments by $255,939 and understate Additional Paid in Capital by $386,053.

Also in the financial statements for the year ended March 31, 2003, the Company determined that there were 5,967,500 shares of common stock that had been previously been reported as subscribed stock which were more appropriately classified as issued and outstanding in that all conditions necessary for the issuance of the stock had been met. The result was in increase in Common Stock of $5,967, an increase in additional paid in capital of $431,047 and a decrease to Common Stock Subscribed of $437,014. This error had been corrected by March 31, 2004.

In addition, as of March 31, 2004, the Company had recorded advances totaling $546, 583 under its accounts receivable line of credit as due to non-related parties. These amounts have been reclassified to the current liability account entitled line of credit

The cumulative effect of these errors as of March 31, 2004 had been to understate cash by $171,818, understate investments, restricted by $116,833, understate the balance due under the line of credit by $546,583, overstate amounts due unrelated parties by $546,583, overstate minority interest by $112,756, understate the value of additional paid in capital by $321,687, understate accumulated deficit by $47,940 and overstate the accumulated loss from foreign currency translation by $31,780.

In the process of preparing the foregoing restatements, the Company determined that, in addition to the changes required in the Statement of Cash Flows resulting from the foregoing, there were mathematical errors in the Statement of Cash Flows which have been corrected. The following tables set forth the amounts as previously filed and the restated amounts for Statement of Income (Loss), the Balance Sheet and the Statement of Cash Flows:

                                                                          For the years ended
                                                                             March 31, 2004
                                                                -----------------------------------------
                                                                                              Previously
                                                                             Restated           Reported
                                                                             --------         ----------
Net Sales                                                                $  5,234,855       $  5,234,855

Cost of Sales                                                               2,413,920          2,413,920
                                                                          -----------        -----------
 Gross Profit                                                               2,820,935          2,820,935

Operating Expenses

   Research and Development                                                    90,700             90,700

   Sales and Marketing                                                        159,723            159,723

   General and Administrative                                               1,828,383          1,828,383

   Impairment loss on IMDS Goodwill                                                 -                  -

   Depreciation and Amortization                                               23,540             23,540
                                                                              -------             ------
        TOTAL OPERATING EXPENSES                                            2,102,346          2,102,346
                                                                            ---------          ---------
INCOME (LOSS) FROM OPERATIONS                                                 718,589            718,589

OTHER INCOME (EXPENSES)

   Interest/Other Income                                                       19,300             19,300

   Interest Expense                                                          (130,422)          (130,422)
                                                                           ----------          ---------
        TOTAL OTHER INCOME (EXPENSES)                                        (111,122)          (111,122)
                                                                           ----------          ---------
LOSS BEFORE INCOME TAXES                                                      607,467            607,467

MINORITY INTEREST IN REMEDENT N.V.                                           (591,318)          (639,258)
                                                                           ----------          ---------
NET INCOME (LOSS)                                                         $    16,149        $   (31,791)
                                                                          ===========        ===========
LOSS PER SHARE
  Basic                                                                    $     0.00        $      0.00
                                                                           ==========        ===========
  Fully diluted                                                            $     0.00        $      0.00
                                                                           ==========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                                                    39,278,545         31,742,276
                                                                           ==========         ==========
  Fully diluted                                                            40,996,750         33,819,890
                                                                           ==========         ==========

                                                                    March 31, 2004                        March 31, 2003
                                                                    --------------                        --------------
                                                                                   Previously                         Previously
                                                                 Restated           Reported           Restated         Reported
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $ 172,382             $   564         $       -        $       -
  Investments, restricted                                         288,651             171,818           255,939                -
  Accounts receivable, net                                      1,347,613           1,347,613           178,013          178,013
  Due from related party                                          147,887             147,887           136,948          136,948
  Inventories, net                                                431,314             431,314           116,830          116,830
  Prepaid expense                                                  21,742              21,742            39,043           39,043
                                                               ----------          ----------          --------       ----------
      Total current assets                                      2,409,589           2,120,938           726,773          470,834
                                                               ----------          ----------          --------       ----------

PROPERTY AND EQUIPMENT, NET                                        44,316              44,316            44,046           44,046

OTHER ASSETS                                                            -                   -             1,790            1,790
                                                              -----------         -----------         ---------        ---------
TOTAL ASSETS                                                  $ 2,453,905         $ 2,165,254         $ 772,609        $ 516,670
                                                              ===========         ===========         =========        =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Line of Credit                                               $ 792,343         $   245,660         $ 261,572        $ 261,572
  Accounts payable                                                667,961             667,961           452,756          452,756
  Due to related parties                                          127,960             127,960           218,029          283,777
  Net liabilities of Toothbrush Business to be sold                     -                               335,713          335,713
  Due to non-related parties                                            -             744,372                 -
  Accrued liabilities                                             348,491             348,491           267,278          267,278
  Notes payable, unrelated parties                                382,546             184,857           101,547          101,547
                                                             ------------          ----------         ---------        ---------
      Total current liabilities                                 2,319,301           2,319,301         1,636,895        1,702,643
                                                             ------------          ----------         ---------        ---------

MINORITY INTEREST IN REMEDENT N.V.                                591,318             704,074                 -           64,816

STOCKHOLDERS' DEFICIT:
  Common stock (50,000,000 shares authorized,
  $0.001 par value; 39,829,158 shares issued
  and outstanding at March 31, 2004 and 36,854,058
  shares issued and outstanding at March 31, 2003)                 39,579              39,579            36,854           30,887
  Additional paid-in capital                                    5,202,619           4,880,932         4,822,681        4,005,131
  Accumulated deficit                                          (5,660,821)         (5,708,761)       (5,676,970)      (5,676,970)
  Common stock subscribed ( 372,816 shares and
      1,342,926 shares as of March 31, 2004 and 2003,
       respectively )                                                 373                 373             1,343          438,357
  Accumulated other comprehensive (loss)
    (foreign currency translation adjustment)                     (38,464)            (70,244)          (48,194)         (48,194)
                                                             ------------            --------          --------        ---------

      Total stockholders' deficit                                (456,714)           (858,121)         (864,286)      (1,250,789)
                                                             ------------           ---------         ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 2,453,905         $ 2,165,254         $ 772,609        $ 516,670
                                                             ============        ============         =========        =========


                                                                 March 31, 2004                        March 31, 2003
                                                                 --------------                        --------------
                                                                                Previously                           Previously
                                                               Restated          reported           Restated          reported
                                                               --------          --------           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                      $  16,149       $  (31,791)     $ (1,006,374)       $ (1,006,374)
Adjustments to reconcile net loss
  to net cash used by operating activities
 Depreciation and amortization                                    24,637           24,637            21,804              18,343
 Inventory reserve                                                28,681           28,681             3,806                   -
 Allowance for doubtful accounts                                 (63,264)         (63,264)                -               6,225
 Impairment loss on IMDS Goodwill                                      -                            330,000             330,000
Minority Interest                                                591,318          639,258                 -                   -
Changes in operating assets and  liabilities:
 Accounts receivable                                          (1,106,336)      (1,106,336)          (60,739)            (19,941)
 Notes receivable                                                      -                            (27,898)             (1,615)
 Inventories                                                    (343,165)        (343,165)          (23,090)              2,953
 Prepaid expenses                                                 17,301           17,301               179               1,198
 Other assets                                                      1,790            1,790                 -                   -
 Accounts payable                                                215,205          215,205           142,593              87,593
 Accrued liabilities                                              81,213           81,213            15,668              (1,127)
                                                                 -------       ----------           -------            --------
  Net cash used by operating activities                         (536,471)        (536,471)         (604,051)           (582,745)
CASH FLOWS FROM INVESTING ACTIVITIES
 Investments                                                     (32,712)        (171,818)         (255,939)                  -
 Purchases of equipment                                          (24,907)         (24,907)           (5,348)                  -
 Other assets                                                          -                                720               1,611
 Notes from related parties                                      (10,939)         (10,939)          142,142                   -
                                                                --------       ----------          --------                   -
  Net cash used by investing activities                          (68,558)        (207,664)         (118,426)              1,611
                                                                --------       ----------          --------               -----
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes and debentures                              280,999           85,414                 -                   -
 Note payments                                                         -                -           (23,537)            (33,537)
 Proceeds from line of credit                                    530,771          (15,912)          123,706              76,353
 Proceeds from sale of common stock                               45,980          100,000           305,988             607,743
 Minority investment in subsidiary                                     -                -           243,860                   -
 Subscription receivable                                               -                -            77,848            (145,319)
 Payments to related parties                                     (90,069)               -                 -              (5,952)
 Notes to unrelated parties                                            -          588,555                 -              56,825
                                                                 -------      -----------          --------             -------
  Net cash provided by financing activities                       767,681         766,749           727,865             556,113
                                                                 --------     -----------          --------             -------
     NET (DECREASE) INCREASE IN CASH                              162,652          22,051             5,388             (25,021)
 Effect of exchange rate changes
   on cash and cash equivalents                                     9,730         (21,870)          (37,328)             (6,919)
CASH AND CASH EQUIVALENTS, BEGINNING                                    -               -            31,940              31,940
                                                               ----------       ---------       -----------             -------
CASH AND CASH EQUIVALENTS, ENDING                              $  172,382       $     564       $         -             $     -
                                                               ==========       =========       ===========             =======

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investments, Restricted

The Company accounts for investments, available for sale, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of all marketable securities as held-to-maturity, available for sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At March 31, 2004, all of the Company's investments in marketable securities were classified as restricted as a result of their being held as collateral for a bank credit line (see Note 10), and were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers' methods of determining the cost basis in computing realized gains and losses on the sale of its available for sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included selling, general and administrative expenses. For the years ended March 31, 2004 and 2003, consolidated advertising expense amounted to $160,636 and $30,076, respectively.

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

4.   INVESTMENTS, AVAILABLE FOR SALE

The following is a summary of the Company's investments, available for sale as of March 31, 2004:


Private bonds                             $    25,777
Fixed income mutual funds                     262,874
                                              -------
                Total                      $  288,651
                                           ==========

5.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts is as follows:

Accounts receivable                           $ 1,374,966
Allowance for doubtful accounts                    27,353
                                               ----------
       Net accounts receivable                $ 1,347,613
                                              ===========

Allowance for doubtful accounts:
Balance, April 1, 2003                        $    90,617
Decrease in estimate of provision
  for doubtful accounts                           (63,264)
                                              -----------
Balance, March 31, 2004                       $    27,353
                                              ===========

6.   DUE FROM RELATED PARTIES

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
                                                     ===========    ===========

8.   PROPERTY AND EQUIPMENT

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

9.   GOODWILL

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

10.  LINE OF CREDIT

On February 16, 2004, Remedent N.V. entered into a (euro) 1,050,000 (US $1,289,715 at March 31, 2004) Line of Credit Facility (the "Facility") with the ING bank (Formerly BBL), consisting of a (euro) 800,000 (US $982,640) credit line based on the companies receivable on the specific customer Omega Pharma
N.V. and a (euro) 250,000 (US $307,075) general line of credit. Advances are approved by the bank based upon bonds issued and approved by Omega Pharma N.V. as settlement for Remedent's accounts receivable. Advances on this line will bear costs at a drawee rate of 7.55%. As of March 31, 2004, $546,683 (Euro 445,073) was received as advances under this line of credit against documents. The general line of credit is secured by the fixed income marketable securities owned by Remedent N.V. as described in Note 3 with a market value of $288,651 (235,000 Euros) as well as the personal guarantee of Guy de Vreese, the Company's Chairman. As of March 31, 2004, $245,660 is outstanding under this line of credit for a combined total for both components of the facility of $792,343.

11.  DUE TO RELATED PARTIES


                                                    March 31,       March 31,
                                                       2004           2003
                                                   -----------    -----------
  Borrowings from a former
  director in the form of
  convertible debentures                           $    69,002    $    69,002

Borrowings from employees
  in the form of working
  capital loans                                         58,958         51,926

 Borrowings in the form of
   working capital loans from
   entities controlled by officers
    of the Company                                          --         97,731
                                                   -----------    -----------
 Due to related parties                            $   127,960    $   218,029
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

12.  ACCRUED LIABILITIES

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
                                                   ===========    ===========

13.  NOTES PAYABLE

Notes payable are summarized as follows:

                                                                    March 31, 2004          March 31, 2003
                                                                    --------------          --------------
Convertible Debentures:
  Maturity Dates: September 1, 2001 thru February 8, 2002
  Interest rate: 10% per annum
  Optional  conversion  rate: 30% of the average
  trading price (average of bid and ask) for the
  30 days immediately prior to the maturity date.
  Debentures are unsecured.
  Unpaid principal balance                                          $  73,578               $    78,576

Union Bank Debt:
  Maturity Dates: April 26, 2005
  Interest rate: 7,5% per annum
  Security All of the assets of the company
  Unpaid principal balance                                             11,279                   22,971

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
  Unpaid principal balance                                            100,000                        -

Loans payable -others
  Maturity Dates - April 15, 2006, Interest rate 10%,
  Unsecured, Convertible into one share of Remedent N.V.
  Common stock
  Unpaid balance                                                      197,869                        -
                                                                     --------                        -

                         Notes Payable                              $ 382,726               $  101,547
                                                                    =========               ==========

14.      INCOME TAXES

Deferred taxes - United States

The components of the deferred tax assets are as follows:


Net operating loss carryforwards                         $  1,229,000
Accrued expenses and miscellaneous                             20,000
                                                         ------------
                                                            1,249,000
Less valuation allowance                                   (1,249,000)
                                                         ------------
Net deferred tax assets                                  $          0
                                                         ============
A reconciliation of valuation allowance is as follows:

Balance, April 1, 2003                                   $  1,074,000
Addition for the period                                       175,000
                                                         ------------
Balance, March 31, 2004                                  $  1,249,000
                                                         ============

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

15.      CAPITAL TRANSACTIONS

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

16.      STOCK OPTIONS

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

A summary of the option activity for the year ended March 31, 2004, pursuant to the terms of the plan is as follows:

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
      Expected life                                            10 years

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

      Net income:
         As reported                                           $    16,794
         Proforma                                              $    10,726

Income per share attributable to common stock:

Basic
   As reported                                           $      (.00)
   Proforma                                              $      (.00)

Diluted
   As reported                                           $      (.00)
   Proforma                                              $      (.00)

17.      COMMON STOCK PURCHASE WARRANTS

The following is a summary of the stock purchase warrants outstanding as of March 31, 2004:

Number of shares 3,206,300 Price per share $ .10 - $ .50 Expiration date January 11, 2007 - August 19, 2007

18.      COMMITMENTS AND CONTINGENCIES

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

19.      SEGMENT INFORMATION

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

20.      SUBSEQUENT EVENTS (Unaudited)

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