Form 10QSB
period 2004-12-31
REMEDENT USA INC/AZ
filed 2005-02-23
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's  common stock  outstanding  as of January 31, 2005:
39,829,158

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                               REMEDENT USA, INC.
                                TABLE OF CONTENTS
                               FORM 10-QSB REPORT
                                December 31, 2004



PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
Item 1.  Interim Consolidated Financial Statements (Unaudited)

 Consolidated Balance Sheet as of December 31, 2004                        1

 Consolidated Statements of Income for the Three and
 Nine Month Periods Ended December 31, 2004 and 2003.                      2

 Consolidated Statements of Cash Flows for the
 Nine Month Periods Ended December 31, 2004 and 2003                       3

 Consolidated Statements of Comprehensive Loss for the
 Nine Month Periods Ended December 31, 2004 and 2003                       5

 Notes to Interim Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis or Plan of Operation        22

Item 3.  Controls and Procedures                                          33

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                34

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds       34

Item 3.  Defaults upon Senior Securities                                  34

Item 4.  Submission of Matters to Vote of Security Holders                34

Item 5.  Other Information                                                35

Item 6.  Exhibits                                                         35

Signatures                                                                36

PART I - FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $  106,231
   Investments                                                                             317,867
   Accounts receivable, net                                                                868,409
   Due from related party                                                                  296,328
   Inventories, net                                                                        419,521
   Prepaid expense                                                                          74,051
                                                                                         ---------
        Total current assets                                                             2,082,406
                                                                                         ---------
PROPERTY AND EQUIPMENT, NET                                                                 87,065
OTHER ASSETS
   Licensed patents, net                                                                    63,375
                                                                                         ---------
TOTAL ASSETS                                                                            $2,232,847
                                                                                        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                        547,858
   Due to related parties                                                                   58,958
   Accrued liabilities                                                                     320,277
   Foreign income taxes payable                                                             60,503
   Notes payable, unrelated parties                                                        364,456
                                                                                         ---------
        Total current liabilities                                                        1,352,053
                                                                                         ---------
MINORITY INTEREST IN REMEDENT N.V.                                                       1,047,107
STOCKHOLDERS' DEFICIT:
   Common stock (50,000,000 shares authorized,
     $0.001 par value; 39,829,158 shares issued
     and outstanding at December 31, 2004                                                   39,829
   Additional paid-in capital                                                            5,385,941
   Accumulated deficit                                                                  (5,653,903)
   Common stock subscribed (4,068,156 shares as of
   December 31, 2004 )                                                                       4,068
   Accumulated other comprehensive income
     (foreign currency translation adjustment)                                              57,752
                                                                                          --------
        Total stockholders' deficit                                                       (166,313)
                                                                                         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $2,232,847
                                                                                        ==========

          See the accompanying notes to the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                    For the three months ended                  For the nine months ended
                                              ----------------------------------------    ---------------------------------------

                                                                       (Restated)                                  (Restated)
                                              December 31, 2004     December 31, 2003     December 31, 2004      December 31, 2003
                                              -----------------     -----------------     -----------------      -----------------

Net sales                                          $  2,010,666          $  1,804,686          $  5,104,020          $ 3,294,138

Cost of sales                                           812,043               819,336             2,115,624            1,576,643
                                                       --------              --------            ----------           ----------

    Gross profit                                      1,198,623               985,350             2,988,396            1,717,495

Operating Expenses

   Research and development                              59,708                48,963               139,909               65,719

   Sales and marketing                                   88,490                62,242               227,063              120,039

   General and administrative                           797,453               480,472             1,833,277            1,150,127

   Depreciation and amortization                         10,456                 6,547                25,411               17,044
                                                        -------                ------               -------            ---------

    TOTAL OPERATING EXPENSES                            956,107               598,224             2,225,660            1,352,929
                                                       --------              --------            ----------            ---------

INCOME (LOSS) FROM OPERATIONS                           242,516               387,126               762,736              364,566
OTHER INCOME (EXPENSES)

   Interest expense                                     (22,710)              (34,338)              (54,840)             (83,322)


   Other income (expense)                                     -                14,226                   -                 16,455
                                                           ----               -------               --------             -------

    TOTAL OTHER INCOME (EXPENSES)                       (22,710)              (20,112)              (54,840)             (66,867)
                                                        --------              --------              --------             --------


INCOME BEFORE INCOME TAXES                              219,806               367,014               707,896              297,699


Income tax expense                                     (245,188)                    -              (245,188)                   -


MINORITY INTEREST IN REMEDENT N.V.                      (54,861)                    -              (455,790)            (232,205)
                                                        --------     -----------------     -----------------     ----------------

NET INCOME (LOSS)                                    $  (80,243)           $  367,014             $   6,918           $   65,494
                                                     ===========     ================      ================      ===============

LOSS PER SHARE
  Basic                                              $    (0.00)            $    0.01             $    0.00            $    0.00
                                                     ===========     ================      ================      ===============
  Fully diluted                                      $    (0.00)            $    0.01             $    0.00            $    0.00
                                                     ===========     ================      ================      ===============
WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                              39,829,158            31,986,557            39,667,986           31,819,990
                                                    ===========      ================      ================      ===============

  Fully diluted                                      41,604,158            31,986,557            41,442,986           31,819,990
                                                    ===========      ================      ================      ===============

             See the accompanying notes to the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                    For the nine months ended
                                                                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:                                             December 31, 2004         December 31, 2003
                                                                                  -----------------         -----------------

Net income (loss)                                                                       $     6,918                    65,494
Adjustments to reconcile net cash provided
  (used) by operating activities:
  Depreciation and amortization                                                              25,411                    17,044
  Allowance for doubtful accounts                                                            32,039                  (68,260)
  Inventory reserve                                                                           3,486                    27,030
  Minority Interest                                                                         455,790                   232,205
  Changes in operating assets and
   liabilities:
    Accounts receivable                                                                     447,165                 (886,749)
    Inventories                                                                               8,308                 (300,926)
    Prepaid expenses                                                                       (52,309)                     7,202
    Other assets                                                                                  -                       903
    Accounts payable                                                                      (120,103)                   371,999
    Foreign income taxes payable                                                             60,503                         -
    Accrued liabilities                                                                      36,473                  208,331
                                                                                             ------                  -------

Net cash provided (used) by operating activities                                            903,681                  (325,727)
                                                                                           --------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                                      (66,536)                  (16,044)
Investments                                                                                (29,216)                  (19,786)
Consideration for licensed patent rights                                                   (65,000)                         -
Notes from related parties                                                                (148,441)                     2,018
                                                                                       ------------             -------------
Net cash provided (used) by investing activities                                          (309,193)                  (33,812)
                                                                                       ------------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                                                    -                        24
Proceeds from stock                                                                               -                   277,884
Note repayments to  non related parties                                                           -                  (69,898)
Net proceeds (reduction) in line of credit                                                (792,343)                    36,957
Payments on notes payable                                                                 (166,262)                         -
Proceeds from notes payable                                                                 201,750                    41,710
Proceeds from sale of liabilities                                                                 -                   335,713
Net liabilities sold                                                                              -                  (335,713)
                                                                                      -------------             -------------
Net cash provided (used) by financing activities                                          (756,855)                   286,677
                                                                                      -------------             -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (162,367)                  (72,862)

Effect of exchange rates on cash and cash equivalents                                        96,216                    72,864

CASH AND CASH EQUIVALENTS, BEGINNING                                                        172,382                         -
                                                                                      -------------             -------------
CASH AND CASH EQUIVALENTS, ENDING                                                      $    106,231                $        -
                                                                                      =============             =============

                 See Supplemental disclosures on following page.

             See the accompanying notes to the financial statements.

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

During March 2004, the Company issued 3,000,000 shares of common stock in payment of services in the amount of $240,000.

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

During the quarter ended December 31, 2004, the Company executed agreements effective as of December 31, 2004 which converted convertible debentures totaling $127,580 in principal plus $62,187 in interest into 3,695,340 of common stock subscribed.

                                             2004                   2003
                                             ----                   ----

SUPPLEMENTAL INFORMATION:
Interest paid                         $    30,992              $  83,322
Foreign income taxes                  $   201,675              $       0







             See the accompanying notes to the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                          For the three months ended                For the nine months ended
                                                    ---------------------------------------    ------------------------------------

                                                                              (Restated)                              (Restated)
                                                         December 31,         December 31,        December 31,        December 31,
                                                             2004                 2003               2004                 2003
                                                             ----                 ----               ----                 ----
Net Income (Loss)                                          $   (80,243)         $ 367,014            $  6,918            $  65,494

OTHER COMPREHENSIVE
  INCOME (LOSS):
      Foreign currency translation adjustment                   87,967            (16,208)             96,216               72,865
                                                              --------          ---------            --------            ---------
Comprehensive income (loss)                                   $  7,724          $ 350,806            $103,134            $ 138,359
                                                              =========         ==========           =========           =========

             See the accompanying notes to the financial statements.

                       REMEDENT USA, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

1.   GENERAL

     The accompanying interim financial statements include the accounts of Remedent USA, Inc. (Incorporated in Nevada) and its two subsidiaries, Remedent NV (Belgian corporation) located in Deurle, Belgium, and Remedent Professional, Inc. (Incorporated in California) (Collectively, the "Company"). Remedent USA, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. has been dormant since inception. At December 31, 2004, Remedent USA owned 22% of Remedent NV, a manufacturer of professional dental equipment for use by dentists and other consumer related dental products. Since the controlling shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, the Company believes that it has "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements". The Company has consolidated the financial position and results of operations of Remedent NV. Remedent Professional Inc., a wholly-owned subsidiary of Remedent USA, was formed as the United States of America sales organization for equipment manufactured by Remedent NV but has been inactive. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

2.   RESTATEMENT

     In November, 2004, the Company detected errors in certain previously issued financial statements including the financial statements for the period ended December 31, 2003 included herein. The errors relate to the classification of certain assets, minority interest and paid in capital as well as mathematical errors in the Statement of Cash Flows.

     In March 2003 the Company did not properly record a capital contribution to its subsidiary, Remedent N.V. by two of the Company's officers. The capital contribution was the value of certain fixed income securities which were assigned and irrevocably transferred to Remedent N.V on March 5, 2003 (the "Transfer Date") as well as forgiveness of 75,000 Euros ($77,827) in notes payable from the same officers. The initial value of the securities on the Transfer Date was 235,000 Euros ($243,860). These securities were collateral for a bank line of credit and had previously been shown as restricted investments on the Company's balance sheet. The $321,687 historical value of the fixed income securities and notes payable has been recorded and credited to additional paid in capital.

     This foregoing capital contribution occurred as a result of the sale by Remedent N.V of 7,200 shares of Remedent N.V stock, representing 78% of the outstanding shares of Remedent N.V. after conclusion of the sale. In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V.'s balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities discussed above, both as an irrevocable capital contribution to Remedent N.V.. In addition, Remedent NV issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, as previously reported in earlier filings, we currently own 22% of our subsidiary, Remedent N.V.

     In connection with the same transaction, the Company did not correctly record the Minority Interest related to the previously mentioned 78% ownership of our subsidiary, Remedent N.V. The effect of these errors had been to understate the value of the Minority Interest by $232,205 as of December 31, 2003.

     The effect on other accounts related to the foregoing error as of December 31, 2003 were to understate investments by $275,725; understate additional paid in capital by $243,859; understate accumulated deficit by $261,352 and understate the accumulated other comprehensive income from foreign currency translation by $61,013.

     In addition to the foregoing, other errors related to the classification of certain liabilities as of December 31, 2003 were discovered resulting in increases to notes payable, unrelated parties and accrued liabilities of $213,779 and $15,591, respectively, with offsetting decreases to the line of credit and due to related parties of $222,905 and $6,465, respectively.

     In the process of preparing the foregoing restatement as of December 31, 2003, the Company determined that, in addition to the changes required in the Statement of Cash Flows resulting from the foregoing, there were mathematical errors in the Statement of Cash Flows which have been corrected. The following tables set forth the amounts as previously filed and the restated amounts for the Balance Sheet, Statement of Income (Loss) and the Statement of Cash Flows for the nine months ended December 31, 2003:

                                                                                       December 31, 2003
                                                                                          (Unaudited)
                                                                            Originally Filed                     Restated
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $        -                    $       -

   Investments, restricted                                                                 -                      275,725

   Accounts receivable, net                                                        1,133,023                    1,133,023

   Due from related party                                                            134,930                      134,930

   Inventories, net                                                                  390,725                      390,725

   Prepaid expense                                                                    31,841                       31,841
                                                                                  ----------                    ---------
        Total current assets                                                       1,690,519                    1,966,244
                                                                                  ----------                    ---------

PROPERTY AND EQUIPMENT, NET                                                           43,046                       43,046
OTHER ASSETS

   Other                                                                                 887                          887
                                                                                  ----------                 ------------

                                                                                         887                          887
                                                                                  ----------                 ------------
TOTAL ASSETS                                                                   $   1,734,452                 $  2,010,177
                                                                              ==============                 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Bank overdraft                                                                $       24                   $       24

    Line of Credit                                                                   521,434                      298,529

   Accounts payable                                                                  824,755                      824,755

   Due to related parties                                                            154,595                      148,130

   Accrued liabilities                                                               460,018                      475,609

   Notes payable, unrelated parties                                                  265,192                      478,971
                                                                                  ----------                   ----------
        Total current liabilities                                                  2,226,018                    2,226,018
                                                                                  ----------                   ----------


MINORITY INTEREST IN REMEDENT N.V.                                                         -                      232,205
STOCKHOLDERS' DEFICIT:
   Common stock (50,000,000 shares authorized,
     $0.001 par value; 32,411,558 shares issued

     and outstanding at December 31, 2003                                             32,412                       32,412

   Additional paid-in capital                                                      4,855,555                    5,099,414
   Accumulated deficit                                                           (5,350,127)                  (5,611,479)

   Common stock subscribed                                                             6,936                        6,936
   Accumulated other comprehensive income (loss)
     (foreign currency translation adjustment)                                      (36,342)                       24,671
                                                                             ---------------                 ------------
        Total stockholders' deficit                                                (491,566)                    (448,046)
                                                                             ---------------                    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $   1,734,452                 $  2,010,177
                                                                              ==============                 ============

                                                                             For the nine months
                                                                           ended December 31, 2003
                                                                                 (Unaudited)
                                                                      Originally filed              Restated
                                                                      ----------------             -----------
Net sales                                                                 $   3,294,138            $ 3,294,138
Cost of sales                                                                 1,576,643              1,576,643
                                                                          -------------            -----------
           Gross profit                                                       1,717,495              1,717,495

Operating Expenses
   Research and development                                                      65,719                 65,719
   Sales and marketing                                                          120,039                120,039
   General and administrative                                                 1,150,127              1,150,127
   Depreciation and amortization                                                 17,044                 17,044
                                                                          -------------            -----------
           TOTAL OPERATING EXPENSES                                           1,352,929              1,352,929
                                                                          -------------            -----------

INCOME (LOSS) FROM OPERATIONS                                                   364,566                364,565

OTHER INCOME (EXPENSES)
   Interest expense                                                            (83,322)               (83,322)
   Other income (expense)                                                        16,455                 16,455
                                                                          -------------            -----------

           TOTAL OTHER INCOME (EXPENSES)                                       (66,867)               (66,867)
                                                                          -------------            -----------

INCOME BEFORE INCOME TAXES                                                      297,699                297,699


Income tax expense                                                                    -                      -


MINORITY INTEREST IN REMEDENT N.V.                                                    -              (232,205)
                                                                           ------------             ----------

NET INCOME                                                                 $    297,699              $  65,494
                                                                          =============              =========


                                                                                       For the nine months
                                                                                     ended December 31, 2003
                                                                                           (Unaudited)
                                                                                Previously filed            (Restated)
                                                                                ----------------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $   297,699              $ 65,494
Adjustments to reconcile net cash provided
 (used) by operating activities:

  Depreciation and amortization                                                           14,844                17,044
  Allowance for doubtful accounts                                                              -              (68,260)

  Inventory reserve                                                                     (26,233)                27,030
  Minority Interest                                                                            -               232,205
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (643,257)             (886,749)

    Notes Receivable, related parties                                                     17,955

    Inventories                                                                            8,990             (300,926)

    Prepaid expenses                                                                     115,268                 7,202

    Other assets                                                                               1                   903
    Accounts payable                                                                     244,056               371,999
    Accrued liabilities                                                                 103,320                208,331
                                                                                  -------------          -------------
Net cash provided (used) by operating activities                                        132,643              (325,727)
                                                                                 --------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                                                    (9,830)              (16,044)
Investments                                                                                                   (19,786)

Notes from related parties                                                              (62,960)                2,018
                                                                                        --------                -----

Net cash provided (used) by investing activities                                        (72,790)              (33,812)
                                                                                        --------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft                                                                                10                    24
Proceeds from stock                                                                            -               277,884

Payments (to) from non related parties                                                         -              (69,898)

Net proceeds (reduction) in line of credit                                             (189,211)                36,957

Payments on notes payable                                                                 75,101                     -

Proceeds from notes payable                                                              355,712                41,710
Proceeds from sale of liabilities                                                                              335,713
Net liabilities sold                                                                   (335,713)             (335,713)
                                                                                 ---------------     -----------------

Net cash provided (used) by financing activities                                        (94,101)               286,677
                                                                                        --------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (34,248)              (72,862)

Effect of exchange rates on cash and cash equivalents                                     34,248                72,864

CASH AND CASH EQUIVALENTS, BEGINNING                                                           -                     -
                                                                                     -----------            ----------
CASH AND CASH EQUIVALENTS, ENDING                                                    $         -            $        -
                                                                                     ===========            ==========


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Presentation

     The interim consolidated financial statements of Remedent USA, Inc. and Subsidiaries (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. Accordingly, your attention is directed to footnote disclosures found in the March 31, 2004 Annual Report, as amended, and particularly to Note 1, which includes a summary of significant accounting policies.

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

     Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas. At December 31, 2004, one commonly controlled group of customers (Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH) accounted for 37% of the Company's trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

     Purchases - The Company does not specifically rely upon any suppliers for key components for its products. Since the Company has begun to assemble and package its products in house, the reliance on any one supplier has diminished. The loss of any one supplier would not have a material impact on the Company's operations.

     Revenues - For the period ended December 31, 2004, the Company had one controlled group of customers whose sales were 37% of total revenues. This number represents the collective sales for the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters.

     Revenue Recognition

     Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that related sales are recorded. The Company recognizes revenue in accordance with Staff Accounting Bulletin 104.

     Impairment of Long-Lived Assets

     Long-lived  assets  consist  primarily  of  property  and  equipment.   The
     recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2004, management believes there was no impairment of the Company's long-lived assets.

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

     Investments

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

     Accounts Receivable and Allowance for Doubtful Accounts

     The Company sells professional dental equipment and consumer dental products to various companies, primarily to distributors located in Western Europe. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. As of December 31, 2004, the allowance for doubtful accounts was $59,392. The Company uses the allowance method to account for uncollectible accounts receivable. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

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

     The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

     Tooling                                       3 Years
     Manufacturing Equipment                       4 Years
     Furniture and fixtures                        4 Years

     Customers Outside of the United States

     Sales to customers outside of the United States were 99% of total sales for the nine month period ended December 31, 2004 and 98% of total sales for the nine month period ended December 31, 2003. The sales were made mostly to customers in countries that are members of the European Union ("EU").

                                             2004                     2003
                                             ----                     ----

         U.S. sales                  $     38,859            $      81,008
         Foreign sales                  5,065,161                3,213,130
                                        ---------                ---------

         Total sales                 $  5,104,020            $   3,294,138
                                     ============            =============

     Research and Development Costs

     The Company expenses research and development costs as incurred.

     Advertising

     Costs incurred for producing and communicating advertising are expensed when incurred and are included in selling, general and administrative expenses. For the nine months ended December 31, 2004 and 2003, consolidated advertising expense amounted to $128,540 and $55,386, respectively.

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

     Warranties

     The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by our suppliers and sub-contractors; we have recorded as of December 31, 2004 a provision for potential future warranty costs of $20,168.

     Impact of New Accounting Standards

     In November 2004, the FASB issued SFAS 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4.". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this statement for the fiscal year beginning April 1, 2006.

     In December 2004, the FASB issued Statement No. 123(R), ("FAS 123(R)") "Share-Based Payment". This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) covers a wide range of share-based compensation, including stock options, and requires that the compensation cost relating to share-based transactions be measured at fair value and recognized in the financial statements. Public entities filing as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period beginning after December 15, 2005. The Company will adopt this statement on January 1, 2006.

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

4.   INVESTMENTS

     The following is a summary of the Company's investments available for sale as of December 31, 2004:

         Private bonds                             $          28,396
         Fixed income mutual funds                           289,471
                                                          ----------

         Total                                            $  317,867
                                                          ==========


5.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of accounts receivable and allowance for doubtful accounts is as follows:

     Accounts receivable                             $   927,802
     Allowance for doubtful accounts                    (59,393)
                                                     -----------
     Net accounts receivable                         $   868,409
                                                     ===========

     Allowance for doubtful accounts:

     Balance, April 1, 2004                          $    27,353
     Increase in estimate of provision for
       doubtful accounts                                  32,040
                                                     -----------
     Balance, December 31, 2004                       $   59,393
                                                      ==========

     At December 31, 2004, the Company had $30,390 in accounts receivable that were 90 or more days past due.

6.   DUE FROM RELATED PARTY

     On February 12, 2002,  Remedent  N.V.  entered  into a loan  agreement  for
     (euro) 125,000 with Lident N.V., a company owned and operated by Guy De Vreese, the Company's Chairman. The agreement was entered into in connection with a line of credit established by Remedent NV with a Belgian bank (See note 9). Due to the insufficient assets maintained by Remedent N.V. as of inception date of the line of credit, the bank imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Lident N.V. was required to repay its existing line of credit in full. As such, (euro) 125,000 of Remedent N.V. `s proceeds from the line of credit was utilized to repay Lident's existing line of credit. On October 8, 2004, Remedent N.V. obtained a new bank line of credit facility with a different Belgian bank which no longer required the guarantee of Mr. De Vreese. Lident commenced repayment to the Company of this loan in September 2004 reducing the obligation by (euro) 10,000 resulting in a balance due as of December 31, 2004 of (euro) 115,000 ($154,718). All outstanding obligations under the original line of credit are anticipated to be paid in full by March 31, 2005, at which time Mr. De Vreese's guarantee will be released and the entire balance due from Lident will be repaid.

     In addition, in September 2004, the Company advanced to Lident N.V., a company controlled by Mr. De Vreese, a refundable deposit of (euro) 100,000 ($134,450) in consideration for an option to license a patent and worldwide manufacturing and distribution rights for a potential new product which Lident had rights to prior to Mr. De Vreese association with the Company. This advance is subject to the Company's due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to the Company for no additional consideration and, if not viable, the deposit will be repaid in full by Lident.

7.   INVENTORIES

     Inventories  are stated at the lower of cost (weighted  average) or market.
     Inventory  costs  include  material,   labor  and  manufacturing  overhead.
     Individual  components of inventory  are listed below as follows:

                                                          December 31, 2004
                                                          -----------------
         Raw materials                                       $      4,675
         Finished goods                                           455,181
         Less inventory reserve                                  (40,335)
                                                                 --------

         Inventory, net                                         $ 419,521
                                                                =========

8.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                      December 31, 2004
                                                      -----------------
     Tooling                                                 $ 49,782
     Furniture and fixtures                                    38,650
     Manufacturing equipment                                   69,153
     Less accumulated depreciation                           (70,520)
                                                             --------

     Property and equipment, net                             $ 87,065
                                                             ========

9.   LICENSED PATENTS

     In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently under development by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to; 1) the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period.

10.  LINE OF CREDIT

     On October 8, 2004, the Company obtained a new line of credit facility with a new Belgian bank for (euro) 1,050,000 (US $1,412,250 at December 31,
     2004) Line of Credit Facility (the "Facility") with a Belgian bank , consisting of a (euro) 800,000 (US $992,800) credit line based on the eligible accounts receivable and a (euro) 250,000 (US $310,250) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of December 31, 2004, Remedent NV had no advances outstanding under this line of credit facility. Interest on the general line of credit was 4.61 % at December 31, 2004.

11.  DUE TO RELATED PARTIES

                                                                December 31,
                                                                   2004
                                                                   ----
     Borrowings from employees in the form
     of working capital loans                                   $ 58,958
                                                                ---------

     Borrowings from employees and entities controlled by officers of the Company are due upon demand and bear no interest.

12.  ACCRUED LIABILITIES

     Accrued liabilities are summarized as follows:
                                                           December 31,
                                                              2004
                                                              ----
     Accrued interest                                       $ 17,553
     Accrued audit and tax fees                               26,650
     Accrued travel                                           18,199
     Accrued social taxes                                    173,059
     Accrued commissions                                      21,585
     Deferred R& D grant                                      19,562
     Customer prepayments                                      4,998
     Accrued other                                            18,502
                                                           ---------

     Total accrued liabilities                            $  300,109
                                                          ==========

13.  NOTES PAYABLE

     Notes payable are summarized as follows:

        Convertible Debentures:
         Maturity Dates: September 1, 2001 thru February 8, 2002
         Interest rate: 10% per annum
         Optional conversion rate: 30% of the average
         trading price (average of bid and ask) for the
         30 days immediately prior to the maturity date.
         Debentures are unsecured.
         Unpaid principal balance                                  $20,000

        Union Bank Debt:
         Maturity Dates: April 26, 2005
         Interest rate: 7.5% per annum
         Security All of the assets of the company
         Unpaid principal balance                                   11,281

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
        Unpaid principal balance                                      100,000

       Loan Payable -Fortis Bank
        Maturity: October 9, 2005,
        Original principal balance Euro 150,000 ($201,750)
        Interest Rate: 4.09%, Unsecured
        Payable in twelve equal monthly installments of 12,783 Euro
        ($17,193)
        Unpaid principal balance                                      168,640

      Loans payable -others
       Maturity Dates - April 15, 2006, Interest rate 10%,
       Unsecured, Convertible into one share of Remedent N.V.
       Common stock
       Unpaid balance                                                  64,535
                                                                       ------

                             Notes Payable                           $364,456
                                                                     ========

     For the loans shown which are past their maturity dates, the company is presently in negotiation to amend the repayment terms and believes such renegotiation will be successful. No defaults have been declared by the note or debenture holders.

14.  INCOME TAXES

     Deferred taxes - United States
     The components of the deferred tax assets are as follows:

     Net operating loss carryforwards                              $1,111,750
     Accrued expenses and miscellaneous                                20,000
                                                                   ----------
                                                                    1,131,750
     Less valuation allowance                                     (1,131,750)
                                                                   ----------

     Net deferred tax assets                                       $        0
                                                                   ==========

     A reconciliation of valuation allowance is as follows:

     Balance, April 1, 2004                                       $ 1,074,000
     Addition for the period                                           57,750
                                                                  -----------

     Balance, December 31, 2004                                   $ 1,131,750
                                                                  ===========

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

     Belgium income taxes

     During the nine months ended December 31, 2004, Remedent N.V., the Company's Belgium subsidiary, which is on a calendar year end for Belgium income tax filing purposes, absorbed 100% of its net operating loss carryforward which totaled Euro 496,452 ($624,238) as of January 1, 2004. In addition, the taxable income on the calendar year basis for Remedent NV, net of the net operating losses carryforwards totaled Euro 574,750 ($772,752) resulting in a current provision for Belgium income taxes at the effective rate of 33% of Euro 195,000 ($245,188). This was the first year for which our subsidiary had taxable income since its formation in July 2001. Under Belgium tax regulations, there are no material deferred tax assets or liabilities as of December 31, 2004.

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

     Effective as of December 31, 2004, the Company executed agreements which converted convertible debentures totaling $127,580 in principal plus $62,187 in interest into 3,695,340 shares of the Company's common stock. The stock certificates have not yet been issued by the Company's transfer agent and therefore classified as common stock subscribed.

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

     A summary of the option activity for the nine months ended December 31, 2004, pursuant to the terms of the plan is as follows:

                                                                     Weighted
                                                      Shares         Average
                                                      Under          Exercise
                                                      Option          Price
                                                      ------         --------
     Options outstanding at April 1, 2004            4,200,000        $0.06
     Granted                                           250,000        $0.10
     Exercised                                               0
     Cancelled and expired                                   0
                                                     ---------
     Options outstanding at December 31, 2004        4,450,000        $0.06
                                                     =========

     4,450,000 shares are exercisable at December 31, 2004.

     Information regarding stock options outstanding as of December 31, 2004 is as follows:

     Price range                                             $0.05 - $0.20
     Weighted average exercise price                         $0.06
     Weighted average remaining contractual life             7 years 6 months

     The weighted average fair value of options granted for the nine months ended December 31, 2004 were estimated as of the date of grant using the Black-Scholes stock option pricing model.

     For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

     Net income:
     As reported                                             $87,161
     Proforma                                                $77,161
     Income per share attributable to common stock:
     Basic:
     As reported                                             $0.00
     Proforma                                                $0.00
     Diluted:
     As reported                                             $0.00
     Proforma                                                $0.00

17.  COMMON STOCK PURCHASE WARRANTS

     The following is a summary of the stock purchase warrants outstanding as of December 31, 2004:

                                                 Warrant         Exercise Price
                                                 -------         --------------
     Warrants outstanding at April 1, 2004       3,206,300       $0.10 - $0.50
     Granted                                     1,000,000          $0.15
     Exercised                                           0
     Cancelled and expired                               0
                                                 ---------
     Warrants outstanding at December 31, 2004   4,206,300       $0.29 Weighted
                                                 =========          Average

     Number of shares                                                4,206,300
     Price per share                                             $0.10 - $0.50
     Expiration date                        January 11, 2007 to March 31, 2011

18.  COMMITMENTS AND CONTINGENCIES

     Real Estate Lease

     The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of Euro 6,560 per month ($8,820 per month at December 31, 2004). In addition, the Company is responsible for the payment of annual real estate taxes or the property which totaled Euro 3,245 ($4,363) for 2004.

     Rent expense for the foregoing lease for the nine months ended December 31, 2004 and 2003 was $67,937 and $64,066, respectively.

     Equipment Lease

     In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of Euro 1,005 ($1,351).

     Minimum monthly lease payments for the next five years are as follows based upon the conversion rate for the Euro at December 31, 2004

                December 31,2005                   $122,050
                December 31, 2006                  $122,050
                December 31, 2007                  $120,699
                December 31, 2008                  $105,838
                December 31, 2009                  $105,838

18.  SEGMENT INFORMATION

     The Company's only operating segment consists of dental products and oral hygiene products sold by Remedent NV. The other subsidiaries of the Company have been dormant since inception. Since the Company only has one segment, no further segment information is presented.

19.  SUBSEQUENT EVENTS

     In March  2004,  and in  December  2004,  a  majority  of our  shareholders executed two Majority Written Consents of the Shareholders regarding authorized and approved an Amendment to our Articles of Incorporation that will: (i) increase the number of our authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) implement a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, (iii) change our name from "Remedent USA, Inc." to "Remedent, Inc.",
     (iv) authorized the election of four directors, (v) approved the acquisition of the remaining 78% of our subsidiary, Remedent N.V. and (vi) adopted a 2004 Incentive and Nonstatutory Stock Option Plan. These consents shall not become effective until 20 days following the latter of (i) the filing of an Information Statement on Schedule 14C with the SEC, which was filed on February 11, 2005, and (ii) the mailing of this Information Statement to our shareholders.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2004 and 2003. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

On July 1, 2001, as part of our diversification, we formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc. ("RPH"), Remedent Professional, Inc. ("Remedent Professional") and Remedent N.V., and began developing high-technology dental equipment. Remedent N.V. is a Belgian company established to serve as a manufacturer of the dental equipment. Remedent Professional was formed to serve as a sales organization for products manufactured by Remedent N.V. RPH was formed as a holding company. Remedent N.V. is located in Deurle, Belgium. Remedent Professional, Inc., and Remedent Professional Holdings, Inc., both wholly-owned subsidiaries of the Remedent USA, Inc., have been inactive since inception. In March, 2002, we entered into an Asset Purchase Agreement selling our toothbrush division and this transaction was consummated in September 2002. In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.'s shareholder equity fell below that which is required pursuant to Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V.'s balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.'s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of 235,000 Euros in fixed income marketable securities, both as an irrevocable capital contribution to Remedent N.V. and 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Up until June 30, 2003, we had a unilateral right to repurchase the shares issued to Lausha NV and Robin List at the same price that the shares were sold. If we exercised the option to repurchase the shares, we would have had to pay interest to Lausha and List, at a rate of 7% per annum based upon outstanding value of the shares. In addition, we would have been required to issue 919,355 shares of common stock of the Company's Remedent Professional Holdings Inc. subsidiary to Lausha NV and 80,645 shares of the same subsidiary to Robin List. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, we currently own 22% of our subsidiary, Remedent N.V.

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

1) RemeCure, a plasma curing and whitening unit uniquely designed for two applications: quickly curing dental composite materials within seconds and in-office teeth whitening;
2) RemeWhite, a dental bleaching treatment using our own proprietary formulated gel, marketed as a stand alone product or in conjunction with out RemeCure light, that enables the dentist to whiten patients' teeth in only 60 minutes without the need for any gingival protection of any kind;
3) CleverWhite, a tooth-whitening kit featuring a unique, pre-filled oral tray and our own proprietary gel formulation that is being sold for home use "over the counter" through pharmacies in Europe.
4) CleverWhite Stick, easy to use, portable whitening stick with one end used for nighttime application and the other for daytime maintenance.

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

Our Critical Accounting Policies

The following discussions of our consolidated results of operations and financial condition, including our liquidity and capital resources, are based upon our consolidated financial statements as included elsewhere in this filing. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent from our initial estimates and assumptions. We currently believe that the following significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policies particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations:

o Revenue Recognition for Product Sales and Related Allowances for Sales Returns and Rebates. In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," we recognize a product sale, including related shipping and handling income, and the cost of the sale, upon product shipment provided that all material risks and rewards of ownership are concurrently transferred from us to our customer, the price is fixed or readily determinable, collection of the related receivable by us is reasonably assured, and we are able to reliably estimate appropriate allowances for probable sales returns and rebates based on our relevant historical experience and future expectations. We unconditionally accept product returns during the initial thirty days following the date of sale. We periodically offer promotional rebates of a limited duration, typically one week, on certain product sales, for which we outsource the processing and tracking of related customer submissions. The periodic provisions made by us to establish and maintain appropriate allowances for sales returns and rebates are charged to our results of operations via offsets to our gross product sales. Actual sales returns and rebates realized by us are charged against the related allowances with any favorable or unfavorable experience, as compared to our preceding estimates, having a corresponding impact on our results of operations.

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

o Warranties. We typically warrant our products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by our suppliers and sub-contractors, we have recorded as of December 31, 2004 a provision for potential future warranty costs of $20,168.

o Investments, Available for Sale. We account for investments, available for sale, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the appropriate classification of all marketable securities as held-to-maturity, available for sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At December 31, 2004 all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We follow our investment managers' methods of determining the cost basis in computing realized gains and losses on the sale of its available for sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

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

Results of Operations

Results of Operations for the three and nine months ended December 31, 2004 compared with the three and nine months ended December 31, 2003.

The following table presents our consolidated statements of income (loss), as a percentage of sales, for the periods indicated.

                                                                Three Months Ended                   Nine Months Ended
                                                                      31-Dec                               31-Dec
                                                          --------------------------------    ---------------------------------
                                                              2004              2003               2004              2003
                                                          --------------    --------------    ---------------   ---------------
   NET SALES                                                    100.00%           100.00%            100.00%           100.00%
   COST OF SALES                                                 40.39%            45.40%             41.45%            47.86%
                                                                 ------            ------             ------            ------
   GROSS PROFIT                                                  59.61%            54.60%             58.55%            52.14%
                                                                 ------            ------             ------            ------
   OPERATING EXPENSES
      Research and development                                    2.97%             2.71%              2.74%             2.00%
      Sales and marketing                                         4.40%             3.45%              4.45%             3.64%
      General and administrative                                 39.66%            26.62%             35.92%            34.91%
      Depreciation and amortization                               0.52%             0.36%              0.50%             0.52%
                                                                  -----             -----              -----             -----
      TOTAL OPERATING EXPENSES                                   47.55%            33.15%             43.61%            41.07%
                                                                 ------            ------             ------            ------
   INCOME (LOSS) FROM OPERATIONS                                 12.06%            21.45%             14.94%            11.07%
                                                                 ------            ------             ------            ------
      Other income (expense)                                     -1.13%            -1.11%             -1.07%            -2.03%
                                                                 ------            ------             ------            ------
   INCOME (LOSS) BEFORE INCOME
     TAXES AND MINORITY INTEREST                                 10.93%            20.34%             13.87%             9.04%
      Minority interest                                          -2.73%             0.00%             -8.93%            -7.05%
      Income tax benefit (expense)                              -12.19%             0.00%             -4.80%             0.00%
                                                                -------             -----             ------             -----
   NET INCOME (LOSS)                                             -3.99%            20.34%              0.14%             1.99%
                                                               =======            ======              =====             =====

Net Sales:
---------
Net sales increased for the three and nine months ended December 31, 2004 by $205,980, or 11.4% and $1,809,882, or 54.9% to $2,010,666 and $5,104,020,
respectively, as compared to $1,804,686 and $3,294,138 for the three and nine months ended December 31, 2003. The increase in net sales for both the three and nine months is substantially the result of continuing sales efforts and growing market acceptance in: (a) the dental market for our high-speed curing light, as well as after-market products, including accessories, repair services, and proprietary whitening products used with the curing lights and (b) the consumer market for our tooth whitening products, inclusive of the launch during the latter part of the quarter ended December 31, 2004 of our new CleverWhite Stick product, which contributed $356,000 in sales in the initial two countries in which it was introduced.

Cost of Sales

Cost of sales increased for the nine months ended December 31, 2004 by $538,981, or 34.2%, to $2,115,624 as compared to $1,576,643 for the nine months ended December 31, 2003. For the three months ended December 31, 2004, cost of sales decreased by $7,293 or 0.9% to $812,043 as compared to $819,336 for the three months ended December 31, 2003. The year to date increase in cost of sales is attributable to the significant increase in sales during the initial six months of the current fiscal year as well for the most recent quarter. The decrease in cost of sales for the current quarter despite the 11.4% increase in sales is the result of our efforts to reduce components costs as well as perform an increasing amount the manufacturing and assembly functions in house as opposed to outsourcing these functions to third parties. Cost of sales as a percentage of net sales decreased 6.4% and 5.0% for three and nine months ended December 31, 2004, respectively, as compared to the three and nine months ended December 31, 2003.

Gross Profit:

Gross profit increased by $213,273 to $1,198,623 for the three month period ended December 31, 2004 as compared to $985,350 for the three month period ended December 31, 2003. Gross profit as a percentage of net sales increased 5% to 59.6% for the three month period ended December 31, 2004 from 54.6% for the three month period ended December 31, 2003. For the nine months ended December 31, 2004, gross profit increased $1,270,901 to $2,988,396 as compared to $1,717,495 for the nine months ended December 31, 2003, representing an increase in gross profit as a percentage of net sales of 6.5% to 58.6% from 52.1%. The increase in gross profit is the result of our focus on sales of the RemeCure curing light which is now assembled and packaged in-house at a lower cost than the previously outsourced product, coupled with a substantial increase in the sales of our higher-margin teeth whitening products which we began assembling and packaging in house in September 2004 .

Operating Expenses:

Research and development expenses increased $10,745, or 21.9%, to $59,708 for the three months ended December 31, 2004 as compared to $48,963 for the three months ended December 31, 2003, due primarily to our continuing efforts to expand and improve our product line. For the nine months ended December 31, 2004, research and development costs increased $ $74,190 or 112.9% to $139,909 as compared to $65,719 for the nine months ended December 31, 2003. We expect to continue to increase our investment in research and development in future periods as we develop other products for both the dental equipment and over-the-counter market. In October 2004, we acquired from the inventor the exclusive license to two issued patents which are applicable to several teeth whitening products currently under development. Pursuant to the terms of the license agreement, we were granted exclusive worldwide license to manufacture, market, distribute and sell the products contemplated by the patents subject to;
1) the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. We are amortizing the initial cost of $65,000 for these patents over a ten year period.

Sales and marketing costs for the three months ended December 31, 2004 and 2003 were $88,490 and $62,242, respectively, representing an increase of $26,248, or 42.2%. For the nine months ended December 31 2004 and 2003, sales and marketing costs were $227,063 and $120,039, respectively, representing an increase of $107,024 or 89.2%. As a percentage of net sales, sales and marketing costs increased 1.0% and 0.9% to 4.4% and 4.5% for the both three month and nine month periods ending December 31, 2004 and 2003, respectively. The increase during the three months ended December 31, 2004 is the result of the expansion of our sales territories, the addition of targeted direct marketing programs in several key markets and the launch of our new CleverWhite Sticks product.

General and administrative costs for the three months ended December 31, 2004 and 2003 were $797,453 and $480,472, respectively, representing an increase of $316,981 or 66%. For the nine months ended December 31 2004 and 2003, general and administrative costs were $1,833,277 and $1,150,127, respectively, representing an increase of $683,150 or 59.4%. As a percentage of net sales compared to the prior year, general and administrative costs increased from 26.6 % to 39% for the three months, and from 35% to 36% for the nine months ended

December 31, 2004 as compared to the three and nine months ended December 31, 2003. The increase in actual costs for both the three and nine month periods as compared to the prior year is the result of increases in personnel in manufacturing, sales and research development personnel and the related costs associated therewith. The increase in general and administrative costs as a percentage of net sales reflects our investment in corporate governance and instituting improvements in financial reporting and internal control resulting in increased expenditures for legal and financial consulting expenditures of $110,000 during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. In addition, general and administrative costs which increased, as a percentage of sales, included an additional $299,300 in additional personnel costs for the nine months ended December 31, 2004 related to product development, sales and manufacturing activities as compared the personnel costs for the nine months ended December 31, 2003..

Net interest expense decreased by $11,628, to $22,710 from $34,228 during the three months ended December 31, 2004 over the comparable three months ended December 31, 2003 and decreased by $28,482 to $54,840 from $83,322 for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003. The decrease in interest expense is the result of our improved cash position resulting in decreased utilization of our available bank credit lines.

During the nine months  ended  December  31, 2004,  Remedent  N.V.,  our Belgium subsidiary, which is on a calendar year end for Belgium income tax filing purposes, absorbed 100% of its net operating loss carryforward which totaled Euro 496,452 ($624,238) as of January 1, 2004. In addition, the taxable income on the calendar year basis for Remedent NV, net of the net operating loss carryforwards, totaled Euro 574,750 ($772,752) resulting in a current provision for Belgium income taxes at the effective rate of 33% of Euro 195,000 ($245,188). This was the first year for which our subsidiary had taxable income since its formation in July 2001.

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

On October 8, 2004, we obtained a new line of credit facility with a new Belgian bank for (euro) 1,050,000 (US $1,412,250 at December 31, 2004) Line of Credit Facility (the "Facility") with a Belgian Bank , consisting of a (euro) 800,000 (US $992,800) credit line based on the eligible accounts receivable and a (euro) 250,000 (US $310,250) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of December 31, 2004, we had no advances under this line of credit facility. Interest on the general line of credit was 4.61 % at December 31, 2004. This line replaced a substantially similar facility we had with a different Belgium bank with the principal differences being; 1) the release of investments which totaled $317,867 as of December 31, 2004 that had been held as collateral under the terms of the prior facility; 2) the ability to utilize dated bills of exchange for all approved customers as opposed to a single major customer as was the case under the prior facility and; 3) the release of the personal guarantee of Guy DeVreese, our Chairman of the Board.

Our balance sheet at December 31, 2004 reflects cash and cash equivalents of $106,231 as compared to $-0- as of December 31, 2003, an increase of $106,231. Net cash provided from operations increased by $1,229,408 to $903,681 for the nine months ended December 31, 2004 as compared to net cash used in operations of $325,727 for the nine months ended December 31, 2003. The increase in net cash provided from operations for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003 is attributable primarily to the decrease in accounts receivable of $447,165 during the current nine month period as compared to an increase in accounts receivable of $886,749 for the nine months ended December 31, 2003, and a decrease in inventories during the current period of $8,308 as compared to an increase in inventories of $300,926 during the prior nine month period, both of the foregoing the result of the initial launch of our over the counter products occurring the quarter ended December 31, 2003. Partially offsetting the foregoing increase in net cash provided from operations for the nine months ended December 31, 2004 was a decrease in accounts payable during the current nine month period of $120,103, as compared to an increase in accounts payable during the prior nine month period of $371,999 also due to our initial launch of our over the counter products occurring the quarter ended December 31, 2003.

Net cash used in investing activities increased $275,381 to $309,193 for the nine months ended December 31, 2004 as compared to net cash used in investing activities of $33,812 for the nine months ended December 31, 2003. The increase in net cash used in investing activities is attributable to the purchase of $66,536 in manufacturing and office equipment and during the nine months ended December 31, 2004 as a result of our expansion of our manufacturing capabilities as well increases in personnel and an increase in notes receivable from a related party of $148,441 primarily as a result of $134,450 in reimbursements to Lident N.V, a company controlled by Guy De Vreese, for a potential new product development opportunity which will be repaid by Lident in the event such opportunity does not prove viable.

Net cash provided by financing activities increased by $1,043,052 to $756,855 for the nine months ended December 31, 2004 as compared to net cash used in investing activities of $286,677 for the nine months ended December 31, 2003. The increase in net cash used in financing activities is attributable to our improved cash flow which allowed us to reduce our bank line of credit by $792,343 for nine months ended December 31, 2004 as well as reduce the balance due on two loans payable to unrelated parties by $133,155. Theses reductions in outstanding debt were partially offset by our obtaining a one year installment loan from a Belgium bank in October 2004 in the original principal amount of Euro 150,000 ($201,750) for the payment of Belgium income taxes payable in 12 equal monthly installments of Euro 12,783 ($17,193) including interest at 4.09% resulting in a balance as of December 31, 2004 of $168, 640.

On March 23, 2004, we borrowed $100,000 from the Christopher T. Marlett Living Trust pursuant to the terms of a Convertible Promissory Note and Security Agreement with the Christopher T. Marlett Living Trust. Interest accrues on the loan balance at the rate of 10% per annum, compounding annually. The Note matured on December 31, 2004 and is secured by a Financing Statement on Form UCC-1 on all of our assets. On the maturity date, the note holder, in its discretion, may elect to have the debt converted into two percent of our outstanding shares immediately following our planned restructuring. This planned restructuring is described in Part II, Item 4: "Submission Of Matters To A Vote Of Security Holders" , and, if implemented, would consist of an acquisition of the remaining 78% of Remedent NV not owned by us, a 1:20 reverse stock split and the implementation of a stock option plan. We have used the proceeds of this loan for the development expenses of the tray-based teeth whitening system and legal expenses. We are presently in discussions to extend the due date for repayment of this note and believe such discussions will be successful.

During September 2004, we issued 250,000 shares of stock to Lincoln Equity Securities for the settlement of consulting fees for a total of $2,500. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

Effective as of December 31, 2004, we executed agreements which converted convertible debentures totaling $127,580 in principal plus $62,187 in interest into 3,695,340 shares of the Company's common stock. The stock certificates have not yet been issued by our transfer agent and are therefore classified as common stock subscribed.

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

At December 31, 2004, Remedent USA owned 22% of Remedent NV. Since the controlling shareholders of Remedent NV are officers of Remedent USA or companies owned by officers of Remedent USA, we believe we have "control" of Remedent NV, as defined by ARB 51 "Consolidated Financial Statements", and we have consolidated the financial position and results of operations of Remedent N.V. All of our current operations, including the generation of all revenues and cash flows from operations, are conducted by Remedent N.V. Should a change of control occur which causes a change in the officers of Remedent USA to become individuals other than the controlling shareholders of Remedent N.V., ARB 51 may no longer apply and our 22% ownership of Remedent N.V. would become an investment in an uncontrolled, and therefore unconsolidated subsidiary.

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

Our international sales are principally comprised of sales through independent distributors, although we sell products in certain European countries through direct sales representatives. A significant amount of our sales may consist of sales through distributors. The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our current distributors could harm our business, financial condition and results of operations. The loss of a key distributor could affect our operating results due to the potential length of time that might be required to locate and qualify a new distributor or to retain direct sales representatives for the territory. In particular, we have one controlled group of customers whose sales were 37% of total revenues. This number represents the collective sales for the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters. There is no assurance that our distributors will perform as expected and we may experience lengthy delays and incur substantial costs if we are required to replace distributors in the future.

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

Concentration of stock ownership.

As of December 31, 2004, the present directors and executive officers, and their respective affiliates beneficially owned approximately 32.06% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days of December 31, 2004. As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Remedent.

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

In March 2004, and in December 2004, a majority of our shareholders executed two Majority Written Consents of the Shareholders regarding authorized and approved an Amendment to our Articles of Incorporation that will: (i) increase the number of our authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) implement a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, (iii) change our name from "Remedent USA, Inc." to "Remedent, Inc.", (iv) authorized the election of four directors, (v) approved the acquisition of the remaining 78% of our subsidiary, Remedent N.V. and (vi) adopted a 2004 Incentive and Nonstatutory Stock Option Plan. These consents shall not become effective until 20 days following the latter of (i) the filing of a Definitive Information Statement on Schedule 14C with the SEC, which was filed on February 11, 2005, and (ii) the mailing this Definitive Information Statement to our shareholders. The foregoing, if completed, will result in an increased concentration of stock ownership by our officers and directors as well as significant substantial dilution of our current investors.

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

Item 3.  Controls and Procedures.

The Company's management with the participation of principal executive and financial officers evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Based upon their evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to accumulate and communicate to the Company's management as appropriate to allow timely decisions regarding disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During September 2004, the Company issued 250,000 shares of stock to Lincoln Equity Securities for the settlement of consulting fees for a total of $2,500. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

Effective as of December 31, 2004, the Company executed agreements which converted convertible debentures totaling $127,580 in principal plus $62,187 in interest into 3,695,340 shares of the Company's common stock. The stock certificates have not yet been issued by the Company's transfer agent and therefore classified as common stock subscribed.

Item 3. Defaults In Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

In March 2004, and in December 2004, a majority of our shareholders executed two Majority Written Consents of the Shareholders regarding authorized and approved an Amendment to our Articles of Incorporation that will: (i) increase the number of our authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) implement a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, (iii) change our name from "Remedent USA, Inc." to "Remedent, Inc.", (iv) authorized the election of four directors, (v) approved the acquisition of the remaining 78% of our subsidiary, Remedent N.V. and (vi) adopted a 2004 Incentive and Nonstatutory Stock Option Plan. These consents shall not become effective until 20 days following the latter of (i) the filing of a Definitive Information Statement on Schedule 14C with the SEC, which was filed on February 11, 2005, and (ii) the mailing this Definitive Information Statement to our shareholders.

Item 5. Other Information.

None.

Item 6. Exhibits

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

Dated: February 22, 2005

   /S/ ROBIN LIST
-------------------------------------
By:   Robin List
Its:  Chief Executive Officer
      (Principal Executive Officer)


Dated: February 22, 2005

   /S/ STEPHEN F. ROSS
--------------------------------------
By:   Stephen F. Ross
Its:  Chief Financial Officer
      (Principal Financial Officer and
       Principal Accounting Officer)