Form 10KSB
period 2005-03-31
REMEDENT, INC.
filed 2005-07-14
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number 001-15975

REMEDENT, INC.

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

None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Net revenues for fiscal year 2005 were $7,072,300

The aggregate market value of voting stock held by non-affiliates of the registrant was $8,651,640 as of July 8, 2005 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

Number of shares of issuer's common stock outstanding as of July 8, 2005:

12,447,065

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PAGE

PART I

Item 1	Description of Business	1

Item 2	Description of Property	8

Item 3	Legal Proceedings	8

Item 4	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5	Market for Common Equity and Related
Stockholder Matters		9

Item 6	Management's Discussion and Analysis or Plan of Operation	11

Item 7	Financial Statements	22

Item 8	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure		23

Item 8A Controls and Procedures (Other Information)	23

Item 8B Other Information	24

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act		24

Item 10 Executive Compensation	26

Item 11   Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters	27

Item 12 Certain Relationships and Related Transactions	29

Item 13 Exhibits	32

Item 14 Principal Accountant Fees and Services	34

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Background

Remedent was originally incorporated on September 30, 1996 in the state of Arizona. On October 2, 1998, Remedent USA merged with Resort World Enterprises, Inc., a Nevada corporation ("RWE"). The surviving Company was RWE and immediately changed the name of the Corporation to Remedent USA, Inc. The exchange was a "reverse merger" and accounted for as a recapitalization of Remedent. As a result of the merger, RWE obtained all of the issued and outstanding stock of Remedent for approximately 79% of the new Remedent USA, Inc. stock. During 2001 we formed three subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent N.V. We currently market professional dental equipment through our Remedent N.V. subsidiary. Remedent N.V is based in Ghent, Belgium. Remedent Professional Holdings, Inc. and Remedent Professional, Inc. are incorporated in the state of California in the United States and there has been no operations conducted by either of these two companies since their inception.

In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.’s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V’s balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.’s valuation prior to such capital contribution was 88,500 Euros. In as much as we lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities owned by Mr. DeVreese that had been used as collateral for a credit line, both as an irrevocable capital contribution to Remedent N.V. In addition, Remedent N.V. issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Until June 30, 2003, we had a unilateral right to repurchase the shares issued to Lausha N.V. and Robin List at the same price that the shares were sold to these parties however we were unable to obtain the required resources to accomplish this. As a result of this transaction, we owned 22% of our subsidiary, Remedent N.V.

For the last three fiscal years, substantially all of our revenue has been generated by Remedent N.V., which has experienced substantial growth in its revenues and recently has achieved positive operating income.

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, we; (i) increasing the number of our authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) approved implementation of a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, and (iii) changing our name from "Remedent USA, Inc." to "Remedent, Inc." The written consent also authorized acquisition of the remaining 78% of our subsidiary, Remedent N.V. from Messrs. Guy De Vreese and Robin List, our Chairman and Chief Executive Officer respectively, through the issuance of shares of our common stock equal to 78% of our issued and outstanding shares following the completion of the transaction. Lastly, the written consent authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. These actions were disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005.

On June 3, 2005, we consummated the acquisition of Remedent N.V. and issued 7,715,703 post Reverse Stock Split shares of its restricted common stock to the Lausha N.V. and Robin List in exchange for all of the issued and outstanding shares of Remedent N.V. owned by Lausha N.V. and Robin List. As a result of this acquisition, Remedent N.V. is our wholly owned subsidiary as of June 3, 2005.

Also, on June 3, 2005, we amended our Articles of Incorporation pursuant to the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Amended and Restated Articles of Incorporation (i) changed our name from “Remedent USA, Inc." to “Remedent, Inc." (ii) increased the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effected a 1 for 20 reverse stock split.

Subsequent to the restructuring described above we actively sought additional capital in order to implement our strategy to launch our new products for the professional dentist and over the counter teeth whitening markets for which development has been substantially completed. These product launches will include our existing markets in Europe and Asia, as well serve as the springboard for introduction of our products in the US market. As of July 8, 2005 we had accepted subscriptions from accredited investors to purchase an aggregate of 2,110,000 Units representing total gross proceeds of $3,165,000 in cash in connection with the Company's private placement of 2,666,667 Units for an aggregate offering price of $4,000,000 (the "Offering").

Under the terms of the Offering, each Unit consists of one share of restricted Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit. The Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. The Company also has the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the OTC Electronic Bulletin Board or similar market above $3.50 per share for 30 consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “Commission”). Once the Redemption Right vests, the Company has the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.

Current Products and Business Strategy

Beginning in 2002, our initial focus was on the needs of the professional dentist market in Western Europe. Leveraging our knowledge of regulatory requirements regarding dental products in each market and its management’s experience in understanding the needs of the professional dental community, development was completed on the RemeCure plasma curing light. The key differentiating advantages built into the RemeCure light were the ability to have a single device utilized for two applications; 1) curing dental composite materials in only seconds and; 2) for single appointment, in-office whitening in less than forty minutes.

Starting in Belgium and the Netherlands, the RemeCure was launched utilizing our unique Distributor Assisted Marketing programs. First, we identified an established dealer in each market with a well developed sales force familiar with sales of capital equipment to the professional dentist community. Second, we developed aggressive lead generation programs and other marketing techniques which served as a blue print for the dealers to implement. The combination of a well-trained dealer force and a dealer assisted marketing and lead generation programs has proven to be far more effective than utilizing a direct sales approach, which is much slower and more costly to establish. As a result of this approach, in just three years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

Leveraging on its early success with the RemeCure light, in 2003, we introduced the RemeWhite In Office Whitening System. Based upon the initial RemeCure light, a new light, called the RemeCure CL-15, was developed featuring new enhancements to the hardware and software enabling this light to be fully automated thereby eliminating the need for the dentist to hold the light during whitening treatments. In addition, a proprietary gel was formulated to be used with the system as well as a unique time saving way to apply the gel. An additional benefit of the RemeWhite system is the repeat sales of the gel to users of the system providing ongoing revenue streams that continue to grow annually. In 2004, the RemeWhite Home Maintenance Kit was introduced to be sold by dentists to their patients, featuring 16 pre-filled trays with a level of whitening agent safe for home use yet stronger than most over the counter products.

Also introduced in September 2004 was Formulation+, a new whitening gel for use primarily for patients with serious discolorations. Additional benefits of this new gel are prolonged shelf life, up to 14 months, as well as increased resistance to temperature fluctuations in storage and transport.

Initially, all of the manufacturing related to the above products was conducted through third party manufacturers under our supervision thereby minimizing demands on capital resources. Beginning in 2003, parts of the manufacturing and the majority of the final assembly of our products were brought in house, thereby improving control over product quality while significantly reducing product costs.

In July 2003 we launched our first product developed for distribution through over the counter (OTC) retail outlets, specifically pharmacies. CleverWhite™ features a unique non-peroxide formula, thereby overcoming the EU regulatory ban on OTC sales of peroxide compounds, the active ingredient typically found in all U.S. tooth whitening products. Combining a mouth tray with a unique gel delivery system that requires no mixing, no syringes or even filling the tray, CleverWhite utilizes pre-filled pouches that are placed in the mouth tray and activate once in the mouth with no dripping or other discomfort often associated with tray based whitening systems.

The initial entrance into the OTC market was in Holland and Belgium, in both cases through local distributors. CleverWhite’s initial success soon drew the attention of Omega Pharma, one of Europe’s largest distributors of branded products for pharmacies. In October 2002, we entered into a distribution agreement with Omega Pharma granting Omega Pharma exclusive distribution rights to CleverWhite in Spain, Portugal, Belgium, Germany, and the Netherlands. In January 2005, the original agreement expired and we began conducting business with each of the Omega Pharma companies in the local countries individually, as opposed to centralized purchasing through Omega Pharma headquarters. In doing so, we were able to strengthen our business relationship at the local level, lessen our dependency on a single office as the decision maker for the Omega Group and, in some cases, broaden our product lines distributed by the companies within the Omega Group to include professional dentist products as well as our over the counter products.

Duplicating the model we learned in the professional dental segment, our retail strategy has been to focus on product development and marketing and rely on our distributor network assisted by our internally developed marketing programs for servicing our customers in each market. This same model has been expanded beyond Western Europe to include Asia, the Middle East and Latin America.

CleverWhite was initially manufactured by third party manufacturers under the supervision of Remedent personnel. In the last eighteen months, Remedent has been expanding its internal manufacturing capabilities at its headquarters in Belgium. Today, CleverWhite is completely manufactured in house except for foam trays, thereby reducing cost and lead time, improving margins and enabling Remedent to improve product quality.

CleverWhite’s introduction in Europe represented one of the first OTC whitening products in many European markets. To date, many of the countries in Europe prohibit the use of peroxide based compounds in

OTC retail whitening products and, where permitted, it is often in concentrations too low for products such compounds to maintain satisfactory levels of efficacy. Furthermore, we have targeted our OTC products not at the supermarket channels, where it faced price competition from US whitening products such as Crest Whitestrips, but rather at the specialty pharmacy market that’s still thrives throughout Europe. As a result, CleverWhite is able to maintain higher perceived value and visibility within its target market.

Capitalizing on the CleverWhite’s success, we launched our second OTC product in the fourth quarter of calendar year 2004. CleverWhite Day & Night sticks offer a portable, easy to use, whitening solution at a very affordable price. Initial sell in for this new product exceeded Remedent’s expectations and has helped to solidify Remedent’s retail shelf space increase market share.

Research and Development

During the year ended March 31, 2005 we expanded our Research and Development resources with the hiring of a PhD in Chemistry, pharmacists with expertise in the European regulatory authorities with respect to teeth whitening and the collaborated with additional outside consultants who specialize in the technologies of teeth whitening. Research and development expenses were $263,137 for the year ended March 31, 2005 as compared to $90,700 for the year ended March 31, 2004, an increase of $172,437, or 190%, over the prior fiscal year. As a result of this investment, Remedent N.V. is the only European company that fully complies with all applicable regulations regarding OTC teeth whitening products. We expect to continue to increase our investment in research and development in future periods as we develop other products for both the dental equipment and over-the-counter market.

New Product Development

We have been active in the development of new products for both the professional dental and retail segment which, for the first time, include proprietary technology that will enable Remedent to pursue new markets with products that feature unique advantages in efficacy, convenience and affordability.

For the last several years, professional teeth whitening administered by professional dentists has been a rapidly expanding component of the total revenue of dental practices worldwide and particularly in the U.S. Regardless of the specific products used by the dentist, the procedure always required three key components:

•

Application of a peroxide based compound in concentrations five to ten times that found in OTC products. Frequently these compounds drip and run out of the patient’s mouth and can cause irritation to the gums if not properly administered.

•	Stimulation of the whitening abilities of that compound by applying a combination of light and heat to the surface of the teeth. This process takes between 15 and 30 minutes of time.
•

Utilization of the dentist’s chair during the procedure. As a result, the dentist is precluded from working on other patients which in turn increases the cost the dentist needs to charge for the procedure.

To address these issues, we developed Meta Tray™, a completely self contained whitening system that can be administered by dentists that:

•	Does not require chair time.
•	Incorporates all the benefits of heat and light for activating gel.
•	Introduces a proprietary gel delivery system that eliminates dripping and running while enhancing protection for surrounding gums and tissue.

The MetaTray kit consists of a unique, reusable mouthpiece that has embedded in the mouthpiece both a heating element and an electroluminescent mesh that are powered by a rechargeable 9 volt power source providing heat and light similar to that which is delivered to the teeth by conventional dental lights.

The system also will introduce a proprietary foam strip that is unique in the manner in which it releases peroxide to the tooth surface without dripping or running. It is also easy to handle to store and to discard. It works by a gradual release. As the mouth is producing more saliva – the saliva is absorbed by the foam and is pushing the peroxide out of the foam in a chemical reaction. This also prolongs the release of peroxide allowing for a more gradual treatment thus minimizing irritation to the gums and surrounding tissue. Most importantly, since the kit can be used at home by the patient, foam strips with the appropriate concentration of peroxide can be provided by the dentist thereby generating a continuing revenue stream for the dentist while assuring high levels of patient satisfaction.

In addition to MetaTray, we have also completed development for a retail version of this product called iWhite™, which, when combined with lower concentrations of the whitening agent will be marketed as an OTC product in conjunction with CleverWhite.

Both iWhite and MetaTray will be manufactured using third party manufacturing facilities due to the tooling, assembly and volume requirements anticipated for these new products and technologies. We have identified the manufacturers needed, who are located in China and have begun tooling and preproduction prototypes.

Another rapidly growing segment in dental practices within the U.S. is what is known as veneers or bondings to achieve a complete "smile makeover". With bonding, a dentist adheres a composite material directly on the tooth which lasts about 3 to 6 years and tends to discolor. Porcelain veneers, though a more lasting solution (ten years or more), require a significantly more invasive procedure to install which is irreversible, requires a very high level of training and skill from the dentist and can cost from $700 to $200 per tooth.

Irrespective of the cost of bondings and veneers, demand for these procedures continues to grow fueled by television programs such as "Extreme Makeover" which emphasize the transformation that can be achieved by a new smile. For two years, we have been in development of a new methodology for the manufacture and application of veneers utilizing new synthetic materials that exhibit attributes superior to porcelain.

Branded as RemeSmileTM, this new procedure is based upon patent pending technology that enables the veneers to actually be manufactured as a single unit and placed in a customized tray that enables dentists with only minimal training to quickly and easily apply up to six teeth in one 30 – 45 minute application.

Because of the high level automation engineered into the process, combined with the speed and ease that the RemeSmileTM veneer can be applied, the cost for these veneers will be a fraction of traditional veneers and bondings while offering the patient reversibility, durability, comfort and outstanding appearance. Patents have been applied for in Europe covering the RemeSmile veneers which will be followed by US patent applications.

With these two innovative products, we are now poised to launch in the US, the largest teeth whitening market in the world. The initial launch will focus on MetaTrayTM in the professional dental segment. We have initiated discussions with several major dental products distributors for this market segment. As was the case in Europe and Asia, the launch will be supported by our marketing efforts focused on targeted print trade advertising, trade show attendance, direct mailing of DVD demonstration video’s and a significant public relations effort.

Intellectual Property

In October 2004, we acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to the MetaTray. Pursuant to the terms of the license agreement, we were granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to; 1) the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. These patents will provide protection against potential competition for the MetaTray within the U.S. and Remedent N.V. is pursuing worldwide application of these patents.

The Company has filed two European patent applications related to the RemeSmile product and four international patents applications related to the MetaTray and iWhite products which are pending, including patent applications related to the foam strip technology utilized in these products.

The Company has ongoing research and development efforts to improve and expand the Company’s current technology and to develop new teeth whitening products. The Company intends to continue to apply for patents as advised by patent counsel. The Company relies and will continue to rely on trade secrets, know-how and other unpatented proprietary information in its business. Certain key employees and consultants of the Company are required to enter into confidentiality and/or non-competition agreements to protect the confidential information of the Company.

The Company owns the rights to registered trademarks and service marks in the U.S. and in several foreign countries including, but not limited to, “CleverWhite” (name and logo). The Company has filed applications to register trademarks and service marks in the U.S. and in several foreign countries including but not limited to “iWhite”, “MetaTray” and “Remedent” (name and logo).

Major Customers

We currently have one group of customers, Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, whose sales were 37% and 45% of total revenues for the fiscal years ended March 31, 2005 and March 31, 2004, respectively.

Competition

International markets including Europe, Asia and Latin America have followed the U.S lead in expanding offerings in the areas of tooth whitening. Leading the way in both the professional dentist and retail segments have been U.S. based companies seeking to expand their distribution. Impeding these efforts has been the inability of many of these companies to fully understand the differences from both a distribution and a regulatory standpoint that apply in each of the European and Asian markets. Notwithstanding the formation of the European Union and its efforts to standardize regulatory and business practices throughout Europe, these practices in reality vary widely from country to country. In addition, unlike the U.S. market where pharmacies and supermarkets have become homogenized as to retail product offerings and pricings, most companies in Europe need to distinguish between the locally owned pharmacy and the supermarket chains with regard to product brands and pricing offered. Remedent N.V. has targeted its OTC products not at the supermarket channels, where it faced price competition from US whitening products such as Crest Whitestrips, but rather at the specialty pharmacy market that’s still thrives throughout Europe. As a result, CleverWhite is able to maintain higher perceived value within its target market.

Competition in the professional dentist products comes primarily from the larger U.S. based competitors including Brite-Smile, Rembrandt (now a subsidiary of Gillette Company, Inc.) and Zoom. All three of these companies offer light and whitening solutions to the professional dentist community. Despite their advantage with respect to size, resources and name recognition, Remedent has continued to build market share for the following reasons:

•	Better combined pricing strategy than the three companies when considering net cost for whitening materials and initial cost of light.
•	Dual purpose light to maximize value of initial investment.
•	Ease of use from automated functionality of light, speed and gel application method.
•	Superior gel formulation which maximizes performance while minimizing sensitivity.
•	Home maintenance kit for improved patient satisfaction.

Regulatory Issues

As we market dental products which are legally defined to be medical devices, we are considered to be a medical device manufacturer and as such we are subject to the regulations of, among other governmental entities, the FDA and the corresponding agencies of the states and foreign countries in which we sell our products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters. A failure to comply with such regulations could have material adverse effects on our business.

The Federal Food, Drug and Cosmetic Act ("FDC Act") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, pre-market notification and adherence to the Quality System Regulation ("QSR") as well as medical device reporting ("MDR"), labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of pre-market approval or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive pre-market approval by the FDA pursuant to a pre-market approval application ("PMA") to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

Before most medical devices can be marketed in the United States, they are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a "510(k) Clearance") or approval of a PMA. Obtaining approval of a PMA can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. In general, approval of a 510(k) Clearance may be obtained if a manufacturer or seller of medical devices can establish that a new device is "substantially equivalent" to a predicate device other than one that has an approved PMA. The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device. The 510(k) Clearance is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) Notification submission may take 3 to 12 months or longer. If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA. Approval of a PMA for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period prior to marketing a changed or modified version of an existing legally marketed device if such changes or modifications could significantly affect the safety or effectiveness of that device. FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device's approved or cleared application.

We have received approval from the United States Food and Drug Administration ("FDA") to market our RemeCure CL15 dental curing lamp in the United States. We submitted our application for approval on FDA Form 510(k) on October 30, 2002 and received FDA approval for this product on January 9, 2003. None of our other products have FDA approval for marketing in the United States. We intend to file applications for approval on FDA Form 510(k) for MetaTrayTM, iWhiteTM and RemeSmileTM within the next three months.

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

Employees

We currently retain 21 full-time employees in Belgium. We currently have no employees in the US. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory. Long term, we will attempt to hire additional employees as needed based on our growth rate.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of (Euro) 6,560 per month ($8,505 per month at March 31, 2005). In addition, the Company is responsible for the payment of annual real estate taxes or the property which totaled (Euro) 3,245 ($4,207) for calendar year 2004.

ITEM 3 - LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, we; (i) increasing the number of our authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) approved implementation of a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, and (iii) changing our name from "Remedent USA, Inc." to "Remedent, Inc." The written consent also authorized acquisition of the remaining 78% of our subsidiary,

Remedent N.V. from Messrs. Guy De Vreese and Robin List, our Chairman and Chief Executive Officer respectively, through the issuance of shares of our common stock equal to 78% of our issued and outstanding shares following the completion of the transaction. Lastly, the written consent authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. These actions were disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASD Electronic Bulletin Board under the symbol REMI. Prior to June 3, 2005, our common stock is traded on the NASD Electronic Bulletin Board under the symbol REMM and prior to September 1, 2001 our common stock was traded on the pink sheets included under the symbol REMM.

The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2003	$0.60	$0.60
Quarter ended September 30, 2003	$2.40	$2.40
Quarter ended December 31, 2003	$1.60	$1.60
Quarter ended March 31, 2004	$2.00	$2.00
Quarter ended June 30, 2004	$2.40	$1.40
Quarter ended September 30, 2004	$2.40	$1.06
Quarter ended December 31, 2004	$1.40	$0.60
Quarter ended March 31, 2005	$2.20	$0.84

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of March 31, 2005, the number of stockholders of record was 435, not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 650 stockholders in total.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2005, we had one equity compensation plan in place, our Incentive and Nonstatutory Stock Option Plan enacted in 2001. The following table contains information regarding this stock option plan as of March 31, 2005:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	222,500	$1.29	27,500
Equity Compensation Plans not approved by security holders	-0-	-0-	-0-
Total	222,500	$1.29	27,500

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, we authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. This action was disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005. To date, no options have been issued under the 2004 Incentive and Statutory Stock Option Plan.

Recent Sales of Unregistered Securities

On October 30, 2003, the Company sold 18,750 shares of common stock to one accredited U.S. investor not affiliated with the Company for $1.60 per share for total proceeds of $30,000. The issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

Pursuant to a Development Agreement, dated March 15, 2004, an individual unaffiliated with the Company is entitled to receive a warrant to purchase 50,000 shares of Company common stock for an exercise price of $3.00 per share in partial consideration for product design services. The shares underlying the warrant are restricted securities pursuant to Rule 144 and are exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004, the Company issued 20,500 shares of its Common Stock, which had been recorded as Common Stock Subscribed as of April, 2002, to A. Rubin and 7,259 shares of Common Stock, which had been recorded as Common Stock Subscribed as of April, 2002, to J. Siegel to settle an outstanding debt in the amount of approximately $61,602 owed to Messrs. Rubin And Siegel owed for accounting services provided to the Company by their now defunct accounting firm, Rubin & Siegel. Of the 7,259 shares to be issued to J. Siegel, 241 of these shares were never issued and the subscription has been cancelled by the Company. The issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004, the Company also issued 25,000 shares of Common Stock to Robin List pursuant to an oral agreement for consulting services performed and recorded as an expense in February 2002 valued at $22,700 related to developing the IMDS business concept. The consulting services consisted of supplying Dutch dentists to serve as customers of IMDS and Belgium dentists to work in the Netherlands. This issuance consisted of restricted securities bearing the Rule 144 legend and was exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

On March 23, 2004, the Company issued 1,750 shares of its common stock to three individuals unaffiliated with the Company residing in the Netherlands. These issuances were pursuant to agreements dated October 17, 2003 for the purchase of each individual's 4.95% ownership interest in Pure White International BV, a Dutch company. In these transactions, the Company purchased an aggregate of 14.85% of Pure White International BV for issuances totaling 5,250 shares of Company common stock. Pure White International BV is the former distributor for the CleverWhite tooth whitening kits for the Dutch market. The Pure White International, BV shares acquired by the Company were valued at $3,282. These issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and financial statements contained herein are for the fiscal years ended March 31, 2005 and 2004. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview

Remedent USA, Inc. was originally incorporated under the laws of Arizona in September 1996. In October 1998, Remedent USA merged with Resort World Enterprises, Inc., a Nevada corporation (“RWE”). The surviving Company was RWE and immediately changed the name of the Corporation to Remedent USA, Inc. The exchange was a “reverse merger” and accounted for as a recapitalization of Remedent. On July 1, 2001, we formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent N.V., and began developing high-technology dental equipment. Remedent Professional, Inc., and Remedent Professional Holdings, Inc., both wholly-owned subsidiaries of the Remedent USA, Inc., have been inactive since inception.

During the quarter ended March 31, 2002, our Belgium based subsidiary, Remedent N.V., initiated our entrance into the high technology dental equipment market, with the introduction of the RemeCure high-speed dental curing light. Since that time, the majority of our operations have been conducted through Remedent N.V.  In just three years, Remedent N.V. has capitalized on its initial success with the RemeCure curing light and broadened its product line to include a full line of professional dental and retail “over the counter” tooth whitening products. Remedent N.V. has expanded its distribution to encompass over 35 countries throughout Europe, Asia and South America

For the last three fiscal years, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which has experienced substantial growth in its revenues and recently has achieved positive operating income.   In as much as the shareholders of Remedent N.V. are officers of Remedent or companies owned by officers of Remedent we have always had effective “control” over Remedent N.V., as defined by APB 51 "Consolidated Financial Statements", even though we have owned only twenty two percent (22%) of this subsidiary.

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, and without a meeting pursuant to Section 78.320 of the

Nevada Revised Statute, we; (i) increased the number of our authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) implemented a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip (the “Reverse Stock Split”), and (iii) changed our name from "Remedent USA, Inc." to "Remedent, Inc.". The written consent also authorized acquisition of the remaining 78% of our subsidiary, Remedent N.V., that we did not own from Messrs. Guy De Vreese and Robin List, our Chairman and Chief Executive Officer respectively (the “Exchanging Stockholders”), through the issuance of shares of our common stock equal to 78% of our issued and outstanding shares following the completion of the transaction. These actions were disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all of our stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005.

On June 3, 2005, we consummated the acquisition of Remedent N.V. and issued 7,715,703 post Reverse Stock Split shares of its restricted common stock to the Exchanging Stockholders in exchange for all of the issued and outstanding shares of Remedent N.V. owned by the Exchanging Stockholders. As a result of this acquisition, Remedent N.V. is a wholly owned subsidiary of the Company as of June 3, 2005.

The number of shares to be issued, as a percentage of our outstanding shares, in consideration for the acquisition of the seventy eight percent (78%) of the shares of Remedent N.V. was based on an evaluation by MDB Capital Group, LLC (“MDB”), a NASD registered broker dealer retained by us to render advice with regard to our restructuring. MDB concluded that our twenty two percent (22%) interest in Remedent N.V. was our only asset and therefore, as consideration for their seventy eighty percent (78%) interest in Remedent N.V., the Exchanging Stockholders should receive an equal percentage ownership interest us, therefore preserving the existing proportional indirect ownership interests in Remedent N.V. of both the Exchanging Stockholders and our existing stockholders.

Also, on June 3, 2005, we amended our Articles of Incorporation pursuant to the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Amended and Restated Articles of Incorporation (i) changed our name from “Remedent USA, Inc." to “Remedent, Inc." (ii) increased the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effected a 1 for 20 reverse stock split (collectively, the "Amendments"). The Amendments were disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005.  Our consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effects of the reverse split and authorization of 10,000,000 shares of Preferred Stock.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and patents. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2005, we believed there was no impairment of our long-lived assets.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate estimates and judgments, including those related to revenue, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, and contingencies. Estimates are based on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

We sell professional dental equipment to various companies, primarily to distributors located in Western Europe and Asia. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts.

Research and Development Costs

We expense research and development costs as incurred.

Inventories

We purchase certain of our products in components that require assembly prior to shipment to customers. All other products are purchased as finished goods ready to ship to customers.

We write down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required.

Patents

Patents consist of the costs incurred to purchase patent rights and costs incurred to internally develop patents are reported net of accumulated amortization. Patents are amortized using the straight-line method over a period based on their contractual lives.

Conversion of Foreign Currencies

The reporting currency for our consolidated financial statements is the U.S. dollar. The functional currency for our European subsidiary, Remedent N.V. is the Euro. The functional currency for Remedent Professional, Inc. is the U.S. dollar. We translate foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' deficit.

Results of Operations

Comparative details of results of operations for the years ending March 31, 2005 and 2004 as a percentage of sales are as follows:

	2005	2004
NET SALES	100.00%	100.00%
COST OF SALES	42.17%	46.58%
GROSS PROFIT	57.83%	53.42%
OPERATING EXPENSES
Research and development	3.72%	1.73%
Sales and marketing	4.60%	3.05%
General and administrative	36.44%	34.46%
Depreciation and amortization	0.52%	0.45%
TOTAL OPERATING EXPENSES	45.28%	39.69%
INCOME FROM OPERATIONS	12.55%	13.73%
Other expense	-0.58%	-2.12%
INCOME BEFORE INCOME
TAXES AND MINORITY INTEREST	11.98%	11.60%
Minority interest	-8.30%	-11.30%
Income tax expense	-5.13%	0.00%
NET INCOME (LOSS)	-1.46%	0.31%

Net sales increased by approximately 35% to $7,072,300 in the year ended March 31, 2005 as compared to $5,234,855 in the year ended March 31, 2004. The increase in sales was due to the result of continuing sales efforts and growing market acceptance in: (a) the dental market for our high-speed curing light, as well as after-market products, including accessories, repair services, and proprietary whitening products used with the curing lights and; (b) the consumer market for our tooth whitening products, inclusive of the launch during the latter part of the quarter ended December 31, 2004 of our new CleverWhite Stick product which contributed approximately $675,000 in revenues for the year ended March 31, 2005.

Cost of sales increased approximately 24% to $2,982,315 in the year ended March 31, 2005 as compared to $2,413,920 in the year ended March 31, 2004. The increase in cost of sales is attributable to the increase in sales for the current fiscal year offset in part by our efforts to reduce components costs as well as perform an increasing amount the manufacturing and assembly functions in house as opposed to outsourcing these functions to third parties. Accordingly, cost of sales, as a percentage of net sales, decreased from 46% for the year ended March 31, 2004 to 42% for the year ended March 31, 2005.

Gross profit was $4,089,985 in 2005 as compared to $2,820,935 in 2004, an increase of $1,269,050 or 45%. Gross profit as a percentage of sales increased 5%, from 53% of sales for the year ended March 31, 2004 to 58% of sales for the year ended March 31, 2005. The increase in gross profit is the result of our increased sales of the RemeCure curing light which is now assembled and packaged in-house at a lower cost than the previously outsourced product, coupled with a substantial increase in the sales of our higher-margin teeth whitening products which we began assembling and packaging in house in September 2004.

Research and development expenses were $263,137 for the year ended March 31, 2005 as compared to $90,700 for the year ended March 31, 2004, an increase of $172,437, or 190%, over the prior fiscal year. This increase is attributable to the development costs associated with our new MetaTray™ product planned for launch in the coming year targeted primarily at the professional dentist tooth whitening market. We expect to continue to increase our investment in research and development in future periods as we develop other products for both the dental equipment and over-the-counter market.

Sales and marketing costs for the years ended March 31, 2005 and 2004 were $325,175 and $159,723 respectively, which represents an increase of $165,452 or 104%. As a percentage of sales, sales and marketing expenses increased from 3% to 5% for the years ended March 31, 2005 and March 31, 2004. The increase in sales and marketing expenses are related to the increase in overall sales activity resulting from expansion of our product lines as well as marketing costs associated with the launch of our CleverStick product.

General and administrative costs for the years ended March 31, 2005 and 2004 were $2,578,274 and $1,828,383 respectively, an increase of $ $749,918 or 41%. As a percentage of sales, general and administrative expenses increased from 35% of sales for the year ended March 31, 2004 to 36% of sales for the year ended March 31, 2005. The increase in general and administrative costs as a percentage of net sales reflects our investment in corporate governance and instituting improvements in financial reporting and internal control resulting in increased expenditures for legal and financial consulting of $90,000. In addition, the increase in general and administrative costs included an additional $482,000 in personnel costs for the year ended March 31, 2005 related to expanded product development and sales activities as compared the personnel costs for the year ended March 31, 2004. Also, travel expenditures increased $90,000 for the year ended March 31, 2005 as compared to the year ended March 31, 2004 as a result of increasing sales and corporate management activities.

Net interest expense was $66,390 for the year ended March 31, 2005 as compared to $130,422 for the year ended March 31, 2004, a decrease of $64,032, or 76%. The decrease in interest expense is the result of our improved cash position resulting in decreased utilization of our available bank credit lines as well as conversion into our common stock of convertible debentures totaling $127,580 in principal at December 31, 2004.

Inflation has not had a material effect on our revenue and income from continuing operations in the past two years. We do not expect inflation to have a material future effect.

Liquidity and Capital Resources

For the last three fiscal years, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which has experienced substantial growth and recently has achieved positive operating income. Although we have always had effective “control” over our Remedent N.V., we have owned only twenty two percent (22%) of this subsidiary until June 3, 2005, at which time we will have acquired the remaining seventy eight percent (78%) of Remedent N.V. through the issuance of 7,715,703 post-split shares of our common stock, in the aggregate, to Messrs. Guy De Vreese, our Chairman, and Robin List, our Chief Executive Officer. In order for Remedent to continue the expansion of its product line and customer base, as well as establish operations in new markets, including establishment of a sales and distribution capability in the USA, we will require additional financing either in the form of additional debt or through the sale of additional equity securities.

Our balance sheet at March 31, 2005 reflects cash and cash equivalents of $40,442 as compared to $172,382 as of March 31, 2004, a decrease of $131,940.  Net cash provided by operations was $583,730 for the year ended March 31, 2005 as compared to net cash used in operations of $536,471for the year ended March 31, 2004. The increase in net cash provided from operations for the year ended March 31, 2005 as compared to the year ended March 31, 2004 is attributable primarily to the reductions in the amount of cash generated by current period operating income required to support accounts receivable and inventories balances. This is evidenced by an increase in accounts receivable of $193,524 during the year ended March 31, 2005 as compared to an increase in accounts receivable of $1,106,336 for the year ended March 31, 2004, and an increase in inventories during the year ended March 31, 2005 of $129,068 as compared to an increase in inventories of $343,165 during the year ended March 31, 2004. Partially offsetting the foregoing reductions in cash resources to support accounts receivable and inventories were an increase in prepaid expenses of $170,564 for the year ended March 31, 2005 as compared to a decrease in prepaid expenses of $17,301 for the year ended March 31, 2004, primarily the result of increases in recoverable VAT taxes ($76,493), prepaid Belgium income taxes ($64,825) and prepayments to suppliers for components and other services ($18,827).

Net cash provided by investing activities was $11,981 for the year ended March 31, 2005 as compared to net cash used in investing activities of $68,558 for the year ended March 31, 2004. On October 8, 2004, we obtained a new line of credit facility with a new Belgian bank which no longer required the (Euro) 235,000 ($288,651 at March 31, 2004) in fixed income securities that had collateralized our previous line of credit. This investment was sold at cost during the quarter ended March 31, 2005 and the proceeds used for general working capital purposes. Cash used in investing activities included $73,808 for the purchase of manufacturing equipment used to expand our manufacturing and assembly capabilities as well as office equipment for additional personnel hired during the year. In addition, in October 2004, we invested $65,000 to acquire from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently under development. In September 2004, we paid to Lident N.V., a company controlled by Mr. De Vreese, our Chairman, a refundable deposit of (Euro) 100,000 ($129,650) in consideration for an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product which Lident had rights to prior to Mr. De Vreese’ association with us. This advance is subject to our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to us for additional consideration of (Euro) 100,000 ($129,650) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full by Lident.

Net cash used by financing activities was $826,989 for the year ended March 31, 2005 as compared to net cash provided by financing activities of $767,681 for the year ended March 31, 2004. The increase in net cash used in financing activities is attributable to our improved cash flow which allowed us to reduce our bank line of credit by $792,343 for year ended March 31, 2005 as well as reduce the balance due on three loans payable to unrelated parties by $197,111 and make repayments under new loans borrowed during the year ended March 31, 2005 of $105,535. These reductions in outstanding debt were partially offset by our obtaining a two installment loans from a Belgium bank including one in October 2004 in the original principal amount of (Euro) 150,000 ($201,750) payable in 12 equal monthly installments of (Euro) 12,783 ($17,193) and one in January 2005 in the original principal amount of (Euro) 50,000 ($64,825) payable in 12 equal monthly installments of (Euro) 4,166 ($5,402).

On October 8, 2004, we obtained a new line of credit facility with a new Belgian bank for (Euro) 1,050,000 (US $1,361,325 at March 31, 2005) line of credit, replacing our prior facility, which no longer required as collateral the fixed income securities or the guarantee of Mr. DeVreese, the Company’s Chairman. This new line of credit consisted of a (Euro) 800,000 ($1,037,200) credit line based on the eligible accounts receivable and a (Euro) 250,000 ($324,125) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of March 31, 2005, we had no advances outstanding under this line of credit facility. Interest chargeable on the general line of credit was 4.61 % at March 31, 2005. As of May 3, 2005, the bank agreed to increase the general line of credit to (Euro) 500,000 ($648,250) and decrease the credit line based on the eligible accounts receivable to (Euro) 550,000 ($713,075). All other terms and conditions remained unchanged.

On March 23, 2004, we borrowed $100,000 from the Christopher T. Marlett Living Trust pursuant to the terms of a Convertible Promissory Note and Security Agreement with the Christopher T. Marlett Living Trust. Interest accrues on the loan balance at the rate of 10% per annum, compounding annually. The Note was scheduled to mature on September 30, 2004 and was secured by a Financing Statement on Form UCC-1 on all of our assets. Upon completion of a successful restructuring, the debt was to convert into two percent of our outstanding shares immediately following such restructuring. Upon successful completion of our restructuring on June 3, 2005, this $100,000 convertible note payable automatically converted to 197,839 shares of common stock. As of June 3, 2005, accrued interest on the note was $11,173, resulting in an effective conversion price of $0.57 per share. In accordance with Emerging Issues Task Force (“EITF”) consensus on Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, we will recognize the value of the beneficial conversion feature equal to the difference between the effective conversion price, $0.56 per share, and the fair market value of our common stock as of the date of the note was issued ($1.60 per share as of March 23, 2004) as additional interest expense as of the date of the conversion, not to exceed the amount of the proceeds received from the note. Accordingly, we will record $100,000 in additional non cash interest expense as of June 3, 2005.

Also upon completion of the restructuring, MDB, for financial advisory services rendered to us, was entitled to receive shares of our common stock equal to 2.5% of our issued and outstanding shares as of June 3, 2005 and five year common stock purchase warrants equal to another 2.5% of our outstanding shares as of June 3, 2005 that will be exercisable beginning sixty (60) days after June 3, 2005 with an exercise price of $1.20 per share. Accordingly, as of June 3, 2005, we were obligated to issue to MDB or its designee, 247,298 shares of the Company’s common stock and 247,298 five year common stock purchase warrants. The market value of our common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB Capital of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.52, a risk free interest rate of 6.0% and an expected life for the warrants of five years, is $1.49 per warrant, for a total of $368,474 for the warrants. Accordingly, we will recognize a non-cash restructuring expense as of June 3, 2005 of $764,151.

As of July 8, 2005, we were in the process of completing a private placement offering pursuant to Rule 506 of Regulation D of the Act of 2,666,667 Units consisting of one share of its Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit for a total of $4,000,000 (the "Offering"). As of July 8, 2005 we had accepted subscriptions from accredited investors to purchase an aggregate of 2,110,000 Units representing total gross proceeds of $3,165,000 in cash. The Warrants shall be exercisable for a period of five years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. We shall have the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the OTC Electronic Bulletin Board above $3.50 per share for thirty consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “Commission”). Once the Redemption Right vests, we shall have the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon thirty days written notice to the holders of the Warrants.

The Company engaged MDB Capital Group, LLC, as its exclusive agent to offer the Units (the "Placement Agent"). The Placement Agent is entitled to a Placement Agent’s Fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units together with a five year warrant to purchase up to ten percent (10%) of the number of Units sold in the Offering at an exercise price of $1.50 per Unit. Moreover, we agreed to reimburse the Placement Agent its out-of-pocket expenses related to the Offering and to register with the Commission the Placement Agent’s warrants together with the Shares and Warrants issued to investors in the Offering.

We have also agreed to indemnify the Placement Agent against various liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments the Placement Agent may be required to make in respect of any of those liabilities.

We have further agreed to file a registration statement with the Commission on or before thirty (30) days from the Initial Closing, registering the Shares and Warrant Shares for resale. In the event that we fail to file the registration statement on or before thirty (30) days from the Initial Closing, (the “Filing Deadline”) or in the event that the registration statement is not declared effective on or before 120 days from the Initial Closing, then we have agreed to pay liquidated damages in an amount equal to 1.5% of the amount invested for each month beyond the Filing Deadline until we file the registration statement or beyond the 120th day after the Initial Closing until the registration statement has been declared effective by the Commission.

Upon completion of the Offering, our strategy is to utilize these funds to launch new products for the professional dentist teeth whitening and over the counter markets for which development has been substantially completed. These product launches will include our existing markets in Europe and Asia, as well serve as the springboard for introduction of our products in the US market.

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

Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that might cause quarterly fluctuations in our sales and operating results include, but are not limited by the following:

•	variation in demand for our products, including variation due to seasonality;

•	our ability to research, develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	our ability to control costs;
•	the size, timing, rescheduling or cancellation of orders from distributors;
•	the introduction of new products by competitors;
•	long sales cycles and fluctuations in sales cycles;
•	the availability and reliability of components used to manufacture our products;
•	changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;
•	the risks and uncertainties associated with our international business;

•	costs associated with any future acquisitions of technologies and businesses;
•	developments concerning the protection of our proprietary rights; and
•	general global economic, political, international conflicts, and acts of terrorism.

During the quarter ending June 30, 2005, we anticipate recording a non-cash compensation expense of approximately $765,000 relating to the issuance of shares and warrants to our financial advisor for services rendered in connection with our corporate restructuring and additional interest expense of approximately $100,000 in connection with the conversion of a convertible note that will have a substantial adverse affect on our net income for the period.

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

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended March 31, 2007 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business.

Our international sales are principally comprised of sales through independent distributors, although we sell products in certain European countries through direct sales representatives. A significant amount of our sales may consist of sales through distributors. The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our current distributors could harm our business, financial condition and results of operations. The loss of a key distributor could affect our operating results due to the potential length of time that might be required to locate and qualify a new distributor or to retain direct sales representatives for the territory. In particular, we have one controlled group of customers whose sales have exceeded 30% of total revenues for the last two fiscal years. This number represents the collective sales for the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters. There is no assurance that our distributors will perform as expected and we may experience lengthy delays and incur substantial costs if we are required to replace distributors in the future.

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

Our future success will depend, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. In part, we rely on patents to establish and maintain proprietary rights in our technology and products. While we hold licenses to a number of issued patents and have other patent applications pending on our products and technology, we cannot assure you that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition or that any of our patents will be held valid if subsequently challenged. Other companies also may independently develop similar products, duplicate our products or design products that circumvent our patents.

If we are unable to meet customer demand or comply with quality regulations, our sales will suffer.

We manufacture our products at our Gent, Belgium production facilities. In order to achieve our business objectives, we will need to significantly expand our manufacturing capabilities to produce the systems and accessories necessary to meet demand. We may encounter difficulties in scaling-up production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by foreign regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with regulatory requirements. Our business will suffer if we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements. In addition, certain of our present and future products and product components are (or will be) manufactured by third parties manufacturers. No assurance can be given that such manufacturers will continue to be able to supply us with adequate quantities of products at acceptable levels of quality and our business could suffer as a result.

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

Our Common Stock presently trades on the over-the-counter bulletin board under the symbol REMI. There can be no assurance, however, that such market will continue or that investors in this offering will be able to liquidate their shares acquired in this offering at the price herein or otherwise. There can be no assurance that any other market will be established in the future. There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all. The price of our common stock may be highly volatile.

The ownership of our stock is highly concentrated in our management.

As of June 1, 2005, the present directors and executive officers, and their respective affiliates beneficially owned approximately 81.1% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days of June 1, 2005 and inclusive of the shares issued in accordance with the Information Statement. As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Remedent.

We have a substantial number of shares authorized but not yet issued.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. Our Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock and to issue options and warrants to purchase shares of our Common Stock and Preferred Stock without shareholder approval. Future issuance of Common Stock and Preferred Stock could be at values substantially below current market prices and therefore could represent further substantial dilution to investors in this Offering. In addition, the Board could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval.

Trading in our shares is subject to the "Penny Stock Rules."

Our securities are currently subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

ITEM 7 - FINANCIAL STATEMENTS

The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 17, 2005, the Board of Directors of Remedent, Inc. (the "Company") received written notice of Farber & Hass, LLP’s decision not to stand for reappointment as the Company's independent accountants.

Farber & Hass, LLP's report on the Company's consolidated financial statements for the fiscal year ended March 31, 2004 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. Farber & Hass, LLP's report on the Company's consolidated financial statements for the fiscal year ended March 31, 2003 and March 31, 2002 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Registrant's ability to continue as a going concern.

During the years ended March 31, 2002, 2003 and 2004 and through March 17, 2005, there were no disagreements with Farber & Hass, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Farber & Hass, LLP's satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on the Company's consolidated financial statements for such years.

On March 30, 2005, the Company engaged PKF Bedrijfsrevisoren, Antwerp, Belgium (“PKF”) as the company’s new independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2005. The decision to change the Company’s independent accountants to PKF was considered and approved by the Company’s Board of Directors. Neither the Company, nor anyone acting on the Company’s behalf, consulted PKF regarding any matters specified in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)	Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

ITEM 8B - OTHER INFORMATION

None

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Person	Age	Position
Guy De Vreese	50	Chairman
Robin List	34	Director, Chief Executive Officer
Philippe Van Acker	40	Chief Financial Officer
Stephen Ross	44	Director, Secretary
Fred Kolsteeg	61	Director

Guy De Vreese, Chairman- From April 1, 2002, Mr. De Vreese has served as our Chairman of the Board. From June 2001 Mr. De Vreese has also served as President of Remedent N.V. Mr. De Vreese served as President of DMDS, Ltd., a European subsidiary of Dental & Medical Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment. In August 1996, Mr. De Vreese founded DMD N.V., a Belgian company that was the independent European distributor for DMDS products and was its Chief Executive Officer until DMD purchased its distribution rights in April 1998. Mr. De Vreese later worked as CEO from 1996 through February 1999 for Lident, N.V., a Belgian company that merged with DMD and specialized in digital photography and developer of imaging software.  Mr. De Vreese also served as a consultant providing services to DMDS, Ltd. from February 1999 to June 2001.

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

Philippe Van Acker, Chief Financial Officer – Mr. Van Acker was appointed as our Chief Financial Officer as of March 30, 2005. From July 2001 to March 30, 2005, Mr. Van Acker has served as a director of the Company’s subsidiary, Remedent N.V. where he has also served as financial controller. From 1999 to 2001, Mr. Van Acker served as Director of Finance for DMDS, Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment. From 1992 to 1999, Mr. Van Acker held various positions with Pfizer Medical Technology Group. The Company has not yet entered into any employment agreement with Mr. Van Acker. It is anticipated that Mr. Van Acker will continue to be compensated by Remedent N.V. under the same terms and conditions existing prior to his appointment as the Company’s Chief Financial Officer.

Stephen Ross, Director, Secretary - Mr. Ross has served as a director and Chief Financial Officer of the Company since August 2001 and as our Secretary since April 2002. From February 1998 through January 2001, Mr. Ross was CFO of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment and declared bankruptcy in July 2001. Commencing in 1996 and terminating February 1998, Mr. Ross served as a senior management consultant with Kibel and Green, a corporate restructuring and management firm. Prior to working for Kibel and Green, Mr. Ross served as CFO and co-founder of a personal care company, and as tax manager with an accounting firm. Mr. Ross resides in Los Angeles, California.

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

On approximately March 20, 2004, Kenneth J. Hegemann resigned as a director of the Company.

Audit Committee Financial Expert

The Company’s Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, no director on the Company’s Board of Directors currently meets the definition of an “audit committee financial expert” within the meaning of Item 401(e) of Regulation SB. The Company is currently seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one. Due to the Company’s small size and limited resources, it has been difficult to recruit outside directors and financial experts, especially due to the fact that we do not have directors and officer’s liability insurance to offer suitable candidates.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5, and any amendments thereto, furnished to the Company during the most recently concluded fiscal year, Robin List, Guy DeVreese, Stephen Ross and Fred Kolsteeg each served as a director and/or officer of the Company at any time during the last fiscal year and each failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

For those persons mentioned above, each failed to file a Form 3, which is required to be filed by all reporting persons. Subsequently, any changes to the securities ownerships of the reporting persons also failed to be filed on Forms 4 for the reporting persons. On September 10, 2004, the reporting persons attempted to remedy their delinquent filings requirements by each filing a Form 5 for the Company's fiscal year ended March 31, 2004. The Forms 5 were all late report filings. Accordingly, Robin List had four transactions not reported on a timely basis; Guy DeVreese had nine transactions not reported on a timely basis; Fred Kolsteeg had four transactions not reported on a timely basis; and Stephen Ross had three transactions not reported on a timely basis.

Code of Ethics

The Company has adopted a written Code of Ethics that applies to its senior management. A copy of the Company's Code of Ethics, executed by the Company's Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003. A copy of the Company's Code of Ethics is available to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company's corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

ITEM 10 - EXECUTIVE COMPENSATION

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

			Annual Compensation		Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual compensation ($)	Restricted stock award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP pay-outs ($)	All other compensation ($)

Guy DeVreese,(1)	2005	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$225,000(2)
Chairman, CEO of Remedent N.V.	2004	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$214,000(2)
	2003	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$132,000(2)

Robin List,(3) Director	2005	$188,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
CEO	2004	$169,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
	2003	$110,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-

Philippe Van Acker,	2005	$105,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
CFO(6)	2004	$ 94,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
	2003	$ 83,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-

Stephen F. Ross,(5)	2005	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
Director,	2004	$60,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
Secretary	2003	$28,951	$-0-	$-0-	$-0-	50,0004)	$-0-	$-0-

(1)

In March 2002, prior to Mr. De Vreese becoming an officer or director of the Company, he was issued options to purchase 50,000 shares of our common stock, which vested on March 29, 2002 and have an exercise price of $1.00 (fair market value at date of grant) per share.

26

(2)

These amounts are consulting fees paid by Remedent N.V. to Lausha, N.V. and Lident N.V., both companies controlled by Mr. De. Vreese, pursuant to an oral consulting agreement between these companies and Remedent N.V.

(3)

In March 2002, prior to Mr. List becoming an officer or director of the Company, he was issued options to purchase 50,000 shares of our common stock which vested on March 29, 2002 and have an exercise price of $1.00 (fair market value at date of grant) per share, however Mr. List was not an officer of the Company during fiscal year 2002.

(4)

In March 2002, Mr. Ross was issued options to purchase 50,000 shares of our common stock which vested on March 29, 2002 and have an exercise price of $1.00 (fair market value at date of grant) per share.

(5)	In March 2005, Mr. Ross resigned his position as Chief Financial Officer.
(6)

In March 2005, Mr. Van Acker was appointed as the Company’s Chief Financial Officer. In March 2002, prior to Mr. Van Acker becoming an officer of the Company, he was issued options to purchase 10,000 shares of our common stock which vested on March 29, 2002 and have an exercise price of $1.00 (fair market value at date of grant) per share, however Mr. Van Acker was not an officer of the Company during fiscal year 2002.

Employment Agreements

While we do not currently have any employment agreements, we anticipate having employment contracts with executive officers and key personnel as necessary, in the future.

Compensation of Directors

Our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings. However, at the discretion of the Board, we may periodically issue stock options under our stock option plan to directors.

Stock Option Plan

On May 29, 2001, the Board of Directors adopted an Incentive and Nonstatutory Stock Option Plan, reserving 250,000 shares underlying options for issuance under this stock option plan. There is a restriction that no more than 50,000 options may be granted to any one individual or entity in any one calendar year under the stock option plan. As of March 31, 2005, 222,500 options were outstanding.

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, we authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. This action was disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 8, 2005 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our Directors, (iii) each of the our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

Beneficial owner (1)	Shares Beneficially Owned	Warrants/Options Included	Percentage Beneficially Owned
Guy De Vreese, Chairman (2) Xavier de Cocklaan 42 9831 Deurle, Belgium	7,456,930	60,000	59.62%
Robin List, CEO, Director (3) Xavier de Cocklaan 42 9831 Deurle, Belgium	782,827	50,000	6.26%
Philippe Van Acker, CFO (4) Xavier de Cocklaan 42 9831 Deurle, Belgium	10,000	10,000	0.08%
Stephen Ross, Secretary, Director (5) 1921 Malcolm #101 Los Angeles, CA 90025	64,496	62,500	0.52%
Fred Kolsteeg (6) Managelaantje 10 3062 CV Rotterdan The Netherlands	110,000	15,000	0.88%
All Officers and Directors as a Group (4 persons)	8,424,253	197,500	66.62%
Special Situations Fund (7) 153 East 53rd Street, 55th FL New York, NY 10022	3,333,334	1,666,667	23.62%
MDB Capital Group (8) 401 Wilshire Blvd. Suite 1020 Santa Monica, CA 90401	780,584	669,298	5.95%
Christopher A. Marlett (9) 401 Wilshire Blvd. Suite 1020 Santa Monica, CA 90401	1,078,578	669,298	8.22%

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

(2)

Guy De Vreese holds 53,000 shares in his own name, including 50,000 shares of Common Stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; 139,249 shares of Common Stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese, including 1,320 shares of Common Stock underlying warrants which vested on 06/15/02 and have an exercise price of $10.00 per share; 71,180 shares held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese, including 8,680 shares of Common Stock underlying warrants which became exercisable on August 21, 2002 and have an exercise price of $10.00 per share; 100,000 shares of Common Stock in the name of Lident, N.V., a Belgian company of which Guy De Vreese is the principal and 7,093,501 shares to be issued in accordance with the Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on May 9, 2005.

(3)

Includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share and 622,202 shares to be issued in accordance with the Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on May 9, 2005.

(4)	Includes 10,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00per share.

(5)

Includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share and 12,500 shares of common stock underlying options which vested on April 8, 2004 and have an exercise price of $2.00 per share.

(6)

Consists of 50,000 shares of common stock held in his own name, including 5,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share, 50,000 shares of common stock held by Kolsteeg Beleggingsmaatschappij B.V., a Dutch company of which Fred Kolsteeg is the principal, and 10,000 shares of common stock underlying warrants held by Kolsteeg Beleggingsmaatschappij B.V. with an exercise price of $10.00 per share.

(7) Consists of 1,666,667 shares of common stock of the Company at $1.50 per share and warrants to purchase 1,666,667 shares of common stock at an exercise price of $1.75 per share acquired on July 6, 2005 for an aggregate purchase price of $2,500,000.

(8) Consists of 111,826 shares of common stock and 247,298 shares of common stock underlying warrants to purchase the Company’s common stock exercisable for five years at an exercise price of $1.20 per share issued for financial advisory services in connection with the restructuring of the Company completed on June 3, 2005 and; 422,000 shares of common stock underlying warrants to purchase 211,000 units (representing 10% of the units subscribed to date of July 8, 2005) for a price of $1.50 to be issued in conjunction with a private placement each unit consisting of one share of the Company’s common stock and a warrant exercisable for five years to purchase an additional share of the Company’s common stock at an exercise price of $1.75.

(9) Consists of 197,839 shares of common stock held in the name of the Christopher Marlett Living Trust acquired by conversion of a $100,000 note payable on June 3, 2005 which required automatic conversion contingent upon successful completion of any corporate restructuring, 100,155 shares of common stock issued for financial advisory services in connection with the restructuring of the Company completed on June 3, 2005 and the amounts shown in (8) above in as much as Mr. Marlett is the Managing Principal of MDB Capital LLC.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 14, 2002, we entered into an Asset Purchase Agreement with Famcare 2000, LLC, a Nevada limited liability company, owned and operated by Rob Hegemann, the son of Ken Hegemann, who was one of our directors, selling our Remedent Toothbrush division to Famcare 2000, LLC. The agreement provided for the sale of our old Remedent Toothbrush business, which accounted for approximately $50,000 in revenues for the fiscal year ended March 31, 2002. The business, which engages in the worldwide distribution of the Remedent Toothbrush, had been our sole activity since 1996. As a condition of the sale, Famcare 2000 agreed to assume responsibility for the liabilities relating to the toothbrush business, which liabilities exceeded the value of the toothbrush business by approximately $310,000. Therefore the terms of the agreement called for us to issue 37,500 shares of our common stock to Famcare 2000 in consideration of Famcare 2000 taking over the toothbrush business and assuming responsibility for the related liabilities. Famcare 2000 received an effective price of $8.20 per share, representing an approximate 400% premium over the Company’s market value at the time. This transaction was not consummated until September 2002, 20 days following the mailing to our stockholders of a Definitive Information Statement on Schedule 14C for that transaction.

On February 11, 2002, the Company established a line of credit with ING (formerly Bank Brussel Lambert) for €250,000 ($218,100 at March 31, 2002). Due to the insufficient assets maintained by Remedent N.V. as of the date of the line of credit, ING imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Remedent N.V. use the line of credit repay in full the €125,000 outstanding balance on BBL's existing line of credit to Dental Marketing Development N.V. ("DMD"), a company owned and operated by Guy De Vreese. Accordingly, Guy De Vreese personally guaranteed the €250,000 BBL line of credit, including pledging as collateral specific investments owned by Mr. De Vreese valued at approximately $250,000, and Remedent N.V. drew €125,000 from this line of credit to advance to DMD and booked this amount as an interest-free loan to DMD. DMD must repay this loan (i) if the line of credit is cancelled by BBL due to insufficient security, (ii) if Remedent N.V. finds other facilities to secure payment of Guy De Vreese's funds and no longer needs the line of credit, or (iii) Remedent N.V. is still using the line of credit but has found other facilities to secure payment of Guy De Vreese's funds. Remedent N.V. did not take any procedural steps to insure fairness in the terms of this transaction to the Company or to Remedent N.V.  DMD later merged with Lident N.V.  Effective July 13, 2005, the Company's Board of Directors approved the repayment of the advance to DMD in exchange for 100,000 shares of the Company's common stock at $1.50 per share, based upon a principal amount of €115,000 and a conversion rate of $1.22 to the Euro. The transaction was approved by the disinterested directors with Mr. De Vreese abstaining from the vote.

In May 2003 we advanced (Euro) 5,400 ($7,001) to Pure White International in exchange for a 30% interest in this company. Pure White International is a related party as a result of its principal being the spouse of Mr. Fred Kolsteeg, one of our directors. We anticipate this investment will be repurchased by Pure White International for (Euro) 5,400 ($7,001) on or before August 31, 2005. Pure White International BV was our former distributor for the CleverWhite tooth whitening kits for the Dutch market prior to our licensing these distribution rights to Omega Pharma.

On March 23, 2004, the Company issued 100,000 shares of its common stock to Lident N.V., a Belgium corporation partly owned and controlled by Guy De Vreese, our Chairman of the Board, and 50,000 shares of common stock to Robin List, the Company’s CEO. These shares were issued pursuant to an agreement dated March 20, 2002 with New BitSnap, N.V., a predecessor company of Lident N.V., who was to receive 150,000 shares of the Company’s common stock in repayment of a debt of $240,000 owed to New BitSnap, N.V. consisting of $201,000 in consulting services and $39,000 in advanced expenses from March 1, 2001 through March 31, 2002. The consulting services consisted of the set-up and implementation of Remedent N.V. and were provided pursuant to an oral agreement, prior to Mr. De Vreese becoming an officer and director of Remedent USA, Inc. At the request of Lident N.V., 20,000 of the shares due to Lident N.V. were issued to Mr. List to satisfy debts between Lident N.V. and Mr. List.

On March 23, 2004, pursuant to an agreement dated March 20, 2002, the Company issued 35,625 shares of common stock to Robin List, our CEO, in repayment of $57,000 in accrued fees for consulting services by Mr. List from March 1, 2001 to March 31, 2002. The consulting services consisted of the set-up and implementation of Remedent N.V. and were provided pursuant to an oral agreement, prior to Mr. List becoming an officer and director of Remedent USA, Inc.

On March 23, 2004, the Company also issued 25,000 shares of common stock to Mr. List pursuant to an oral agreement for consulting services valued at $22,700 related to developing the IMDS business concept. The consulting services were for providing Dutch dentists to serve as customers of IMDS and Belgium dentists to work in the Netherlands.

Also pursuant to the March 20, 2002 agreement, on March 23, 2004, the Company issued 3,000 shares of common stock to Mr. De Vreese, our Chairman of the Board, in repayment of $30,000 in accrued fees for consulting services by Mr. De Vreese from March 1, 2001 to March 31, 2002. The consulting services were provided prior to Mr. De Vreese becoming an officer and director of Remedent USA, Inc. and pursuant to an oral agreement and consisted of the set-up and implementation of Remedent N.V.

On March 23, 2004, the Company issued 62,500 shares of its common stock to Lausha N.V., a Belgian company controlled by Guy De Vreese, our Chairman of the Board. Lausha N.V. purchased these shares for $1.60 per share for a total price of $100,000 on January 11, 2002. The Company invested $100,000 in Remedent at $1.60 per share.

On March 23, 2004, the Company issued 1,996 shares of its common stock to Stephen Ross, the Company’s CFO, in repayment of a debt consisting of $19,959 and unpaid salary as of March 31, 2003 for his services as CFO.

On March 23, 2004, the Company issued 47,250 shares of its common stock to Kenneth J. Hegemann, a former director, in repayment of $472,500 of debts owed to Mr. Hegemann and parties affiliated with him. These debts consisted of $195,975 owed to Mr. Hegemann in unpaid salary, $179,473 owed to his wife and former CEO of the Company, Rebecca Inzunza, in unpaid salary, $8,914 owed to his son, Robert Hegemann in unpaid salary, $23,353 owed to Mr. Hegemann in interest on these debts, $26,010 owed to CRA Labs, a company controlled by Mr. Hegemann, for expenses advanced by CRA Labs on behalf of the Company, and $26,245 owed to Famcare 2000, a company affiliated with Mr. Hegemann, in connection with the sale of the Remedent Toothbrush division.

Guy De Vreese, our Chairman of the Board, is the managing director of our subsidiary, Remedent N.V. Mr. De Vreese provides his services as Remedent N.V.‘s Managing Director through two companies, Lausha, N.V. and Lident N.V. Lausha, N.V. and Lident N.V. have consulting arrangements with Remedent N.V. that provide Mr. De Vreese’s services and are both companies controlled by Mr. De Vreese. Lausha N.V. and Lident N.V. received a combined total of $214,000 paid in cash and stock as compensation for these services. The Company expects to pay these companies an aggregate of approximately $ 214,000 in consulting fees for services in fiscal year 2005.

On March 23, 2004, we borrowed $100,000 from the Christopher T. Marlett Living Trust pursuant to the terms of a Convertible Promissory Note and Security Agreement with the Christopher T. Marlett Living Trust. Interest accrues on the unpaid principal at the rate of 10% per annum, compounding annually. The Note matures on September 30, 2004 and is secured by all of our assets. The Note is convertible into common stock as follows: (i) It will automatically convert into that number of shares that will equal two percent of our outstanding shares calculated on a fully diluted basis automatically on the completion of our planned restructuring; or (ii) if on the maturity date, if our planned restructuring is not completed, the note holder, in its discretion, may elect to have the debt converted into that number of shares that will equal two percent (2%) of our outstanding shares as calculated on a fully diluted basis immediately following our planned restructuring. Our planned restructuring is detailed below and consists of an acquisition of the remaining seventy-eight percent (78%) of Remedent N.V. not owned by us, a one for twenty reverse stock split, the working-out of past due obligations for stock and/or cash and the implementation of a stock option plan. Mr. Marlett, the trustee of the Christopher T. Marlett Living Trust, is a partner of MDB Capital Group, LLC, a NASD registered broker-dealer that has provided advice to us regarding our restructuring. We are using the proceeds of this loan for development expenses associated with the tray-based teeth whitening system and for legal expenses.

In September 2004, we entered into an agreement with Lident N.V., a company controlled by Mr. De Vreese, our Chairman, to obtain an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product for which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese’s association with us. The agreement required us to advance to the inventors through Lident a fully refundable deposit of (Euro) 100,000 ($129,650) subject to our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to us for additional consideration to the inventors of (Euro) 100,000 ($129,650) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full to us by Lident. The consideration we had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident will not profit from the exercise of the option. Furthermore, at a meeting of our Board of Directors on July 13, 2005, the Board accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to us in exchange for the reimbursement of Lident's actual costs incurred relating to the intellectual property.  Consequently, if we exercise the option, it is anticipated that all future payments, other than the reimbursement of costs, would be paid directly to the original inventors and not to Lident.

As part of our corporate restructuring, holders of our debentures in the principal amount of $127,500 agreed to convert this principal plus accrued interest into 3,695,340 shares of our common stock. These agreements were effective December 31, 2004, and ratified by our Board on March 22, 2005 and have been reflected and disclosed in our Quarterly Report of Form 10-QSB for the Quarter ended December 31, 2004. The conversion price for this transaction was $0.05 per share and the closing bid prices on December 31, 2004 was $0.08 and March 22, 2005 was $0.045 respectively. The following debenture holders received shares in the conversion of their debt: Edward Quincy (2,030,980 shares); Leon Grothe (143,340 shares); Dr. Timothy Peiper (1,420,820 shares) and Lee Dahl (100,200 shares).

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, we authorized the acquisition of the remaining 78% of our subsidiary, Remedent N.V., that we did not own from Messrs. Guy De Vreese and Robin List, our Chairman and Chief Executive Officer respectively (the “Exchanging Stockholders”), through the issuance of shares of our common stock equal to 78% of our issued and outstanding shares following the completion of the transaction. These actions were disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all of our stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005.

On June 3, 2005, we consummated the acquisition of Remedent N.V. and issued 7,715,703 post Reverse Stock Split shares of its restricted common stock to the Exchanging Stockholders in exchange for all of the issued and outstanding shares of Remedent N.V. owned by the Exchanging Stockholders. As a result of this acquisition, Remedent N.V. is a wholly owned subsidiary of the Company as of June 3, 2005.

ITEM 13. EXHIBITS

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc.(1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986(1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986(1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987(1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995(1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997(1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998(1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998(1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a 1 for 20 reverse stock split on June 3, 2005(2)

3.9	Amended and Restated Bylaws (2)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001(1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan

10.3	Exchange Agreement by and among Remedent, Inc. and Lausha, N.V. and Robin List dated June 3, 2005(2)

10.4	Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005

10.5	Exclusive License Agreement between Remedent, Inc. and Dan Darnell dated October 11, 2004

10.6	Amendment to Development Agreement between Remedent, Inc. and P. Michael Williams dated August 4, 2004

10.7	Option Agreement between Remedent, N.V. and Lident NV dated July 6, 2004

10.8	Development Agreement between Remedent, Inc. and P. Michael Williams dated March 15, 2004

10.9	Convertible Promissory Note dated March 23, 2004(3)

10.10	Letter Agreement by and between MDB Capital Group, Inc. and Remedent, Inc. dated September 22, 2003.

10.11	Stock Purchase Agreement with Dental Advisors, dated September 14, 2001(1)

10.12	Asset Purchase Agreement for IMDS, dated January 15, 2001(1)

10.13	Stock Purchase Agreement, dated January 11, 2002(1)

10.14	Stock Purchase Agreement, dated May 1, 2002(1)

14.1	Code of Ethics, adopted March 25, 2003 (4)

21.1	List of Subsidiaries

23.1	Consent of Farber & Hass, LLP

23.2	Consent of PKF Bedrijfsrevisoren, Antwerp, Belgium

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.
2	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.
3	Incorporated by reference from Form 10-KSB/A filed with the SEC on February 8, 2005.
4	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

---------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Farber and Hass LLC (F&H) were our independent accountants for the year ended March 31, 2004 and for the interim periods ended June 30, 2004, September 30, 2004 and December 31, 2004. Services provided to us by F&H with respect to such periods consisted primarily of the audit of our financial statements and limited reviews of the Form 10-QSB Quarterly Reports for the interim periods included therein pursuant to Statement on Auditing Standards No. 100. Charges by F&H with respect to these matters aggregated approximately $47,000 for the year ended March 31, 2004 and for the interim periods ended June 30, 2004, September 30, 2004 and December 31, 2004. F&H has billed $6,000 for tax fees for the completion of US federal and state tax returns through the fiscal year ended March 31, 2004. There were no other charges by F&H.

On March 30, 2005, the Company engaged PKF Bedrijfsrevisoren, Antwerp, Belgium ("PKF") as the company’s new independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2005.

Audit fees for the year ended March 31, 2005 and the interim periods ending June 30, 2005, September 30, 2005 and December 31, 2005 are anticipated to total $30,000 of which $9,000 has been billed through June 30, 2005.  The Company has not yet retained tax services for the year ended March 31, 2005.

The above-mentioned fees are set forth as follows in tabular form:

	2005	2004
Audit Fees	$30,000	$44,550
Audit Related Fees	-0-	$ 2,674
Tax Fees	-0-	$ 6,500
All Other Fees	-0-	-0-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant in 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: July 14, 2005
/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

Dated: July 14, 2005
/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2005	/s/ Robin List Robin List – Chief Executive Officer and Director
Dated: July 14, 2005	/s/ Guy DeVreese Guy DeVreese- Chairman of the Board of Directors
Dated: July 14, 2005	/s/ Stephen Ross
Stephen Ross- Secretary and Director
Dated: July __, 2005	_____________________________________ Fred Kolsteeg - Director
35

INDEPENDENT AUDITORS' REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Remedent, Inc.:

We have audited the accompanying consolidated balance sheet of Remedent, Inc. (formerly Remedent USA, Inc.) as of March 31, 2005 and the related consolidated statements of operations, shareholders' deficit, comprehensive income loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Antwerp - Belgium,

July 13, 2005

PKF bedrijfsrevisoren

Registered Auditors

Represented by

/s/ Ria Verheyen

Ria Verheyen

Registered Auditor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Remedent Inc. (formerly Remedent USA, Inc.):

We have audited the accompanying consolidated balance sheet of Remedent, Inc. (formerly Remedent USA, Inc.) (the “Company”) as of March 31, 2004 and the related consolidated statements of operations, comprehensive income, shareholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As described in Note 2, the Company restated its consolidated financial statements as of March 31, 2004, and for the year then ended.

/s/ Farber & Hass LLP

May 28, 2004, except Note 2

as to which the date is January 20, 2005

Camarillo, California

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	March 31, 2004
ASSETS		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$ 40,442	$ 172,382
Investments, restricted	-	288,651
Accounts receivable, net of allowance for doubtful accounts of $80,194 and $27,353 as of March 31, 2005 and 2004 respectively	1,488,296	1,347,613
Due from related party	156,099	147,887
Inventories, net	558,335	431,314
Prepaid expenses	192,306	21,742
Other prepayments	129,650	-
Total current assets	2,565,128	2,409,589
PROPERTY AND EQUIPMENT, NET	85,737	44,316
OTHER ASSETS
Patents, net	61,750	-
TOTAL ASSETS	$ 2,712,615	$ 2,453,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of credit	$ -	$ 792,343
Notes payable	294,322	382,546
Accounts payable	889,668	667,961
Accrued liabilities	367,854	348,491
Due to related parties	58,958	127,960
Deferred revenue	18,864	-
Income taxes payable	178,269	-
Total current liabilities	1,807,935	2,319,301
MINORITY INTEREST IN REMEDENT N.V.	1,178,590	591,318
STOCKHOLDERS’ DEFICIT:
Preferred stock $.001 par value (10,000 shares authorized, none issued)	-	-
Common stock $0.001 par value (50,000,000 shares authorized; 2,176,225 shares issued and outstanding
at March 31, 2005 and 1,978,958 shares issued and outstanding at March 31, 2004)	2,176	1,979
Additional paid-in capital	5,427,289	5,240,573
Common stock subscribed (18,641 shares as of March 31, 2004)	-	19
Accumulated deficit	(5,764,249)	(5,660,821)
Accumulated other comprehensive income (loss)
(foreign currency translation adjustment)	60,874	(38,464)
Total stockholders’ deficit	(273,910)	(456,714)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 2,712,615	$ 2,453,905

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT , INC. AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	March 31, 2005	March 31, 2004 (Restated)
Net sales	$ 7,072,300	$ 5,234,855
Cost of sales	2,982,315	2,413,920
Gross profit	4,089,985	2,820,935

Operating expenses
Research and development	263,137	90,700
Sales and marketing	325,175	159,723
General and administrative	2,578,274	1,828,383
Depreciation and amortization	35,636	23,540
Total operating expenses	3,202,222	2,102,346

Income from operations	887,763	718,589

Other income (expenses)
Interest expense	(66,390)	(130,422)
Other income	25,544	19,300

Total other income (expenses)	(40,846)	(111,122)

Income before income tax expense	846,917	607,467

Income tax expense	(363,072)	-

Minority interest in Remedent N.V.	(587,273)	(591,318)

Net income (loss)	$ (103,428)	$ 16,149

Income (loss) per share
Basic	$ (0.05)	$ 0.01
Fully diluted	$ (0.05)	$ 0.01
Weighted average shares outstanding
Basic	2,047,470	1,963,927
Fully diluted	2,047,470	2,448,856

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT , INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIT

FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Common Stock Subscribed	Other	Total
Balance, March 31, 2003 (Restated)	1,842,703	$ 1,843	$ 4,858,968	$ (5,676,970)	$ 67	$ (48,194)	$ (864,286)
Common stock issued under private placements	18,750	19	-	-	(19)	-	-
Common stock issued in repayment of notes payable	20,500	21	-	-	(21)	-	-
Common stock issued in repayment of accrued expenses	9,255	9	-	-	(9)	-	0
Common stock issued with sale of toothbrush division	37,500	38	335,672	-	-	-	335,710
Settlement of consulting services with related party	25,000	25	22,675	-	-	-	22,700
Settlement of consulting services with unrelated parties	20,000	20	19,980	-	-	-	20,000
Purchase of 14.85% share in PureWhite International BV	5,250	5	3,278	-	-	-	3,283
Cumulative translation adjustment	-	-	-	-	-	9,730	9,730
Net income	-	-	-	16,149	-	-	16,149
Balance, March 31, 2004 (Restated)	1,978,958	1,979	5,240,573	(5,660,821)	19	(38,464)	(456,714)
Common stock issued for services	12,500	13	2,488	-	-	-	2,500
Conversion of debentures	184,767	185	184,582	-	-	-	184,767
Subscribed stock forfeited	-	-	(354)	-	(19)	-	(373)
Cumulative translation adjustment	-	-	-	-	-	99,338	99,338
Net loss	-	-	-	(103,428)	-	-	(103,428
Balance, March 31, 2005	2,176,225	$ 2,176	$ 5,427,289	$ (5,764,249)	$ -	$ 60,874	$ (273,910)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT , INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended
	March 31, 2005	March 31, 2004 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (103,428)	$ 16,149
Adjustments to reconcile net income (loss)
to net cash provided (used) by operating activities
Depreciation and amortization	35,636	24,637
Inventory reserve	2,046	28,681
Allowance for doubtful accounts	52,841	(63,264)
Subscribed stock forfeited	(373)
Minority Interest	587,273	591,318
Changes in operating assets and liabilities:
Accounts receivable	(193,524)	(1,106,336)
Inventories	(129,068)	(343,165)
Prepaid expenses	(170,564)	17,301
Other assets	-	1,790
Accounts payable	221,707	215,205
Accrued liabilities	84,050	81,213
Deferred revenue	18,864	-
Income taxes payable	178,269	-
Net cash provided (used) by operating activities	583,730	(536,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments	288,651	(32,712)
Other prepayments	(129,650)	-
Purchases of equipment	(73,808)	(24,907)
Notes receivable-related party	(8,212)	(10,939)
License of patent	(65,000)	-
Net cash provided (used) by investing activities	11,981	(68,558)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and debentures	266,575	280,999
Note payments-unrelated parties	(301,221)	-
Proceeds from (repayments of) line of credit	(792,343)	530,771
Proceeds from sale of common stock	-	45,980
Payments to related parties	-	(90,069)
Net cash provided (used) by financing activities	(826,989)	767,681
NET (DECREASE) INCREASE IN CASH	(231,278)	162,652
Effect of exchange rate changes
on cash and cash equivalents	99,338	9,730
CASH AND CASH EQUIVALENTS, BEGINNING	172,382	-
CASH AND CASH EQUIVALENTS, ENDING	$ 40,442	$ 172,382
Supplemental Information:
Interest paid	$ 54,390	$ 111,118
Income taxes paid	$ 252,330	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL NON-CASH INVESTING

AND FINANCING ACTIVITIES:

During the quarter ended June 30, 2003, the Company issued 37,500 shares of common stock in conjunction with the sale of the Toothbrush Division pursuant to which Famcare 2000 assumed responsibility for $335,000 in liabilities.

During the quarter ended June 30, 2003, the Company issued 20,000 shares of common stock for the repayment of $20,000 in accounts payable indebtedness.

During March 2004, the Company issued 25,000 shares of common stock for the settlement of consulting fees for a total of $22,700.

On March 23, 2004, the Company issued 5,250 shares of its common stock to three individuals for the purchase of an aggregate of 14.85% of Pure White International BV valued at $3,282.

During September 2004, the Company issued 12,500 shares of stock to an unrelated third party for the settlement of consulting fees for a total of $2,500.

During the quarter ended December 31, 2004, the Company executed agreements effective as of December 31, 2004 which converted convertible debentures totaling $127,580 in principal plus $57,187 in interest into 184,767 shares of common stock which was issued in March, 2005.

5

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended
March 31, 2005		March 31, 2004
Net Income (Loss)	$ (103,428)	$ 16,149

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	99,338	9,730

Comprehensive income (loss)	$ (4,090)	$ 25,879

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

1.	GENERAL

The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its three subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc. (collectively, the "Company"). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium.  Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. At March 31, 2005, Remedent Inc. owned 22% of Remedent N.V., a manufacturer of professional dental equipment for use by dentists. Since the other shareholders of Remedent N.V. are officers of Remedent or companies owned by officers of Remedent, the Company believes that it has "control" of Remedent N.V., as defined by APB 51 "Consolidated Financial Statements", The Company has consolidated the financial position and results of operations of Remedent N.V. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The Company is a provider of cosmetic dentistry products, primarily teeth whitening products, mainly in Europe. The Company currently manufactures many of its products in its facility in Deurle, Belgium and distributes its products using both its own internal sales force and through the use of third party distributors.

2.	RESTATEMENT

In November, 2004, the Company detected errors in certain previously issued financial statements including the financial statements for the year ended March 31, 2004 included herein. The errors relate to the classification of certain assets, minority interest and paid in capital as well as mathematical errors in the Statement of Cash Flows.

In March 2003 the Company did not properly record a capital contribution to its subsidiary, Remedent N.V. by two of the Company’s officers. The capital contribution was the value of certain fixed income securities which were assigned and irrevocably transferred to Remedent N.V on March 5, 2003 (the “Transfer Date”) as well as forgiveness of 75,000 Euros ($77,827) in notes payable from the same officers. The initial value of the securities on the Transfer Date was 235,000 Euros ($243,860). These securities are collateral for a bank line of credit and are therefore shown as restricted investments on the Company’s balance sheet. The $321,687 historical value of the fixed income securities and notes payable has been recorded and credited to additional paid in capital.

This foregoing capital contribution occurred as a result of the sale by Remedent N.V of 7,200 shares of Remedent N.V stock, representing 78% of the outstanding shares of Remedent N.V. after conclusion of the sale. In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.’s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V’s balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.’s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent USA lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities discussed above, both as an irrevocable capital contribution to Remedent N.V.. In addition, Remedent N.V. issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent USA, Inc. As a result of this transaction, as previously reported in earlier filings, the Company currently own 22% of the Company’s subsidiary, Remedent N.V.

In connection with the same transaction, the Company did not correctly record the Minority Interest related to the previously mentioned 78% ownership of the Company’s subsidiary, Remedent N.V. The foregoing was the result of an error in the recording of Minority Interest that originally occurred as of March 31, 2003. The effect of these errors had been to overstate the value of the Minority Interest by $112,756 as of March 31, 2004.

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

	For the years ended March 31, 2004
		Previously
	Restated	Reported
Net Sales	$ 5,234,855	$ 5,234,855
Cost of Sales	2,413,920	2,413,920
Gross Profit	2,820,935	2,820,935
Operating Expenses
Research and Development	90,700	90,700
Sales and Marketing	159,723	159,723
General and Administrative	1,828,383	1,828,383
Impairment loss on IMDS Goodwill	-	-
Depreciation and Amortization	23,540	23,540
TOTAL OPERATING EXPENSES	2,102,346	2,102,346

INCOME (LOSS) FROM OPERATIONS	718,589	718,589

OTHER INCOME (EXPENSES)
Interest/Other Income	19,300	19,300
Interest Expense	(130,422)	(130,422)
TOTAL OTHER INCOME (EXPENSES)	(111,122)	(111,122)

LOSS BEFORE INCOME TAXES	607,467	607,467

MINORITY INTEREST IN REMEDENT N.V.	(591,318)	(639,258)

NET INCOME (LOSS)	$ 16,149	$ (31,791)

LOSS PER SHARE
Basic	$ 0.01	$ 0.00
Fully diluted	$ 0.01	$ 0.00
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,963,927	1,587,114
Fully diluted	2,448,856	1,690,995

	March 31, 2004
	Restated	Previously Reported
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 172,382	$ 564
Investments, restricted	288,651	171,818
Accounts receivable, net	1,347,613	1,347,613
Due from related party	147,887	147,887
Inventories, net	431,314	431,314
Prepaid expense	21,742	21,742
Total current assets	2,409,589	2,120,938

PROPERTY AND EQUIPMENT, NET	44,316	44,316

OTHER ASSETS	-	-

TOTAL ASSETS	$ 2,453,905	$ 2,165,254
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of Credit	$ 792,343	$ 245,660
Accounts payable	667,961	667,961
Due to related parties	127,960	127,960
Net liabilities of Toothbrush Business to be sold	-
Due to non-related parties	-	744,372
Accrued liabilities	348,491	348,491
Notes payable, unrelated parties	382,546	184,857
Total current liabilities	2,319,301	2,319,301

MINORITY INTEREST IN REMEDENT N.V.	591,318	704,074
STOCKHOLDERS’ DEFICIT:
Common stock $0.001 par value (50,000,000 shares authorized, ; 1,978,958 shares issued and outstanding at March 31, 2004	1,979	1,979
Additional paid-in capital	5,240,573	4,918,532
Accumulated deficit	(5,660,821)	(5,708,761)
Common stock subscribed (18,641 shares as of March 31, 2004)	19	373
Accumulated other comprehensive (loss)
(foreign currency translation adjustment)	(38,464)	(70,244)
Total stockholders’ deficit	(456,714)	(858,121)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 2,453,905	$ 2,165,254

	March 31, 2004
		Previously
	Restated	reported
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ 16,149	$ (31,791)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	24,637	24,637
Inventory reserve	28,681	28,681
Allowance for doubtful accounts	(63,264)	(63,264)
Impairment loss on IMDSGoodwill	-
Minority Interest	591,318	639,258
Changes in operating assets and liabilities:
Accounts receivable	(1,106,336)	(1,106,336)
Notes receivable	-
Inventories	(343,165)	(343,165)
Prepaid expenses	17,301	17,301
Other assets	1,790	1,790
Accounts payable	215,205	215,205
Accrued liabilities	81,213	81,213
Net cash used by operating activities	(536,471)	(536,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments	(32,712)	(171,818)
Purchases of equipment	(24,907)	(24,907)
Notes from related parties	(10,939)	(10,939)
Net cash used by investing activities	(68,558)	(207,664)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and debentures	280,999	85,414
Proceeds from line of credit	530,771	(15,912)
Proceeds from sale of common stock	45,980	100,000
Payments to related parties	(90,069)	-
Notes to unrelated parties	-	588,555
Net cash provided by financing activities	767,681	766,749
NET (DECREASE) INCREASE IN CASH	162,652	22,051
Effect of exchange rate changes
on cash and cash equivalents	9,730	(21,870)
CASH AND CASH EQUIVALENTS, BEGINNING	-	-
CASH AND CASH EQUIVALENTS, ENDING	$ 172,382	$ 564

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On June 3, 2005, the Company amended its Articles of Incorporation pursuant to the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Amended and Restated Articles of Incorporation (i) changed the name of the Company from “Remedent USA, Inc." to “Remedent, Inc." (ii) increased the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effected a 1 for 20 reverse stock split (collectively, the "Amendments"). The Amendments were disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005.   The consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effects of the reverse split and authorization of 10,000,000 shares of Preferred Stock.

Principles of Consolidation

All inter-company balances and transactions have been eliminated in consolidation. Corporate administrative costs are not allocated to subsidiaries.

Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Sales allowances are estimated based upon historical experience of sales returns.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2005, management believes there was no impairment of the Company's long-lived assets.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates estimates and judgments, including those related to revenue, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash or cash equivalents.

Investments

The Company accounts for investments, available for sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as held-to-maturity, available for sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At March 31, 2004, all of the Company’s investments in marketable securities were classified as restricted as a result of their being held as collateral for a bank credit line and were reported at fair value. As of October 8, 2004, the Company entered into a new line of credit with a new bank and the restrictions on these investments were released by the prior bank in January 2005 (Note 11). Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.

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

Inventories

The Company purchases certain of its products in components that require assembly prior to shipment to customers. All other products are purchased as finished goods ready to ship to customers.

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $38,895 at March 31, 2005 and $36,849 at March 31, 2004.

Prepaid Expense

The Company's prepaid expense consists of prepayments to suppliers for inventory purchases and to the Belgium customs department, to obtain an exemption of direct VAT payments for imported goods out of the European Union ("EU"). This prepayment serves as a guarantee to obtain the facility to pay VAT at the moment of sale and not at the moment of importing goods at the border.  Prepaid expenses also include VAT payments made for goods and services in excess of VAT payments received from the sale of products as well as amounts for other prepaid operating expenses.

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

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

Tooling	3 Years
Furniture and fixtures	4 Years
Machinery and Equipment	4 Years

Patents

Patents consist of the costs incurred to purchase patent rights and are reported net of accumulated amortization. Patents are amortized using the straight-line method over a period based on their contractual lives.

Research and Development Costs

The Company expenses research and development costs as incurred.

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in ales and marketing and general and administrative expenses. For the years ended March 31, 2005 and 2004, advertising expense was $325,175 and $160,636, respectively.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company's suppliers and sub-contractors, the Company has made a provision for warranty costs of $19,448 as of March 31, 2005. The Company had not recorded a provision for warranty costs as of March 31, 2004 as the required amount was considered immaterial.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company’s management considers its business to comprise one segment for reporting purposes.

Impact of New Accounting Standards

In February 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses the consolidation by business enterprises of variable interest entities.  FIN 46 defines when a company should evaluate "controlling financial interest," and thus consolidation, based on factors other than voting rights, and requires that a new "risks and rewards" model be applied in these situations.  The adoption of FIN 46 did not have a significant effect on its financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires that Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The adoption of EITF 03-1 did not have a significant effect on its financial statements.

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). The Task Force reached a consensus that contingently convertible debt instruments should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met. The EITF 04-8 consensus must be applied by retroactive restatement based on the term in effect on the last day of the fiscal period in which the consensus becomes effective. This consensus became effective for all financial statements issued after December 15, 2004. Accordingly, the Company retroactively restated all earnings per share measures for all periods to reflect the consensus as it relates to a $100,000 note payable contingently convertible into two percent (2%) of the Company’s outstanding common stock upon successful completion of a restructuring (see Note 3) and $147,580 in principal plus interest in convertible debentures issued by the Company from April 2000 through February 2001 of which $127,580 converted (plus accrued interest of $57,187) as of December 31, 2004.

In November 2004, the FASB issued SFAS 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this statement for the fiscal year beginning April 1, 2006.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 or January 1, 2006. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding options and warrants. The Company is currently evaluating the potential effect that the adoption of SFAS 123R will have on the Company’s financial statement presentation and disclosures.  Until such time, the Company has determined that it will continue to account for stock-based employee compensation in accordance with APB No. 25.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”, to require that exchanges of nonmonetary assets be measured and accounted for at fair value, rather than at carryover basis, of the assets exchanged. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal periods beginning after June 15, 2005. Company is currently evaluating the potential effect that the adoption of SFAS No. 153 will have on the Company’s financial statement presentation and disclosures.

Computation of Earnings (Loss) per Share

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

Comprehensive Income (Loss)

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains of $99,338 and $9,730 for the years ended March 31, 2005 and 2004, respectively. These amounts have been recorded as a separate component of stockholders’ deficit.

4.	SUBSEQUENT EVENT-CORPORATE RESTRUCTURING

Action by Unanimous Written Consent

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of the Company’s common stock, and without a meeting pursuant to Section 78.320 of the Nevada Revised Statute, the Company: (i) increased the number of authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) implemented a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, and (iii) changed the name of the Company from "Remedent USA, Inc." to "Remedent, Inc." The Written Consent also authorized acquisition of the remaining 78% of the Company’s subsidiary, Remedent N.V., that the Company did not own from Messrs. Guy De Vreese and Robin List, the Chairman and Chief Executive Officer respectively, through the issuance of shares of the Company’s common stock equal to 78% of the Company’s issued and outstanding shares following the completion of the transaction. Lastly, the written consent authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. These actions were disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005.

On June 3, 2005, the Company amended its Articles of Incorporation pursuant to the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Amended and Restated Articles of Incorporation (i) changed the name of the Company from "Remedent USA, Inc." to "Remedent, Inc." (ii) increased the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effected a 1 for 20 reverse stock split (collectively, the "Amendments").

Acquisition of Minority Interest

Also on June 3, 2005 the Company entered into an agreement (“Exchange Agreement”) with Remedent N.V. the Company’s Belgium based consolidated subsidiary, Lausha NV, a Belgian company that is controlled by Guy De Vreese who is Chairman of the Company ("Lausha"); and Robin List, a director and the Chief Executive Officer of the Company ("Mr. List"). Mr. List and Lausha are collectively referred to as the "Exchanging Stockholders." Prior to the exchange contemplated by the Exchange Agreement, the Company owned 2,200 shares of Remedent N.V. representing a twenty-two percent (22%) ownership interest in Remedent N.V. and the Exchanging Stockholders collectively owned 7,800 shares of Remedent N.V. representing a seventy-eight percent (78%) ownership interest of Remedent N.V.. Under the terms of the Exchange Agreement, the Company agreed to issue 7,715,703 of its restricted common stock (representing a 78% ownership interest in the Company) giving effect to a one for twenty reverse stock split (the "Reverse Stock Split"), in exchange for all of the issued and outstanding shares of Remedent N.V. owned by the Exchanging Stockholders (the "Acquisition"). The number of shares to be issued, as a percentage of the Company's outstanding shares, in consideration for the Acquisition of the seventy eight percent (78%) of the shares of Remedent N.V. was based on an evaluation by MDB Capital Group, LLC (“MDB”), a NASD registered broker dealer retained by the Company to render advice with regard to the Company's restructuring. MDB concluded that the Company's twenty two percent (22%) interest in Remedent N.V. was the Company's only asset and therefore, as consideration for their seventy eighty percent (78%) interest in Remedent N.V., the Exchanging Stockholders should receive an equal percentage ownership interest in the Company, therefore preserving the existing proportional indirect ownership interests in Remedent N.V. of both the Exchanging Stockholders and the existing Company stockholders.

The Company consummated the Acquisition of Remedent N.V. as contemplated by the Exchange Agreement on June 3, 2005. In connection with the Acquisition, the Company issued 7,715,703 post Reverse Stock Split shares of its restricted common stock to the Exchanging Stockholders in exchange for all of the issued and outstanding shares of Remedent N.V. owned by the Exchanging Stockholders. As a result of the Acquisition, Remedent N.V. is a wholly owned subsidiary of the Company.

Conversion of Note Payable

Upon successful completion of the foregoing transactions, on June 3, 2005 a $100,000 note payable issued by the Company on March 23, 2004 to MDB (“MDB Note”) converted to 197,839 shares of common stock pursuant to its terms which required automatic conversion contingent upon successful completion of any corporate restructuring in an amount equal to two percent (2.0%) of the outstanding shares of the Company at the completion of such restructuring. As of June 3, 2005, accrued interest on the MDB Note was $11,173, resulting in an effective conversion price of $0.57 per share. In accordance with Emerging Issues Task Force (“EITF”) consensus on Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company will recognize the value of the beneficial conversion feature equal to the difference between the effective conversion price, $0.57 per share, and the fair market value of the Company’s common stock as of the date of the MDB Note was issued ($1.60 per share as of March 23, 2004) as additional interest expense as of the date of the conversion, not to exceed the amount of the proceeds received from the MDB Note. Accordingly, the Company will record $100,000 in additional non-cash interest expense as of June 3, 2005.

Non-cash Fees for Financial Advisory Services

Also upon completion of the foregoing transactions, MDB, for financial advisory services rendered to the Company in connection with the Company’s corporate restructuring, was entitled to receive shares of the Company’s common stock equal to 2.5% the issued and outstanding shares as of June 3, 2005 restructuring and five year common stock purchase warrants equal to another 2.5% of the Company’s outstanding shares as of June 3, 2005 that will be exercisable beginning sixty (60) days after June 3, 2005 with an exercise price of $1.20 per share. Accordingly, as of June 3, 2005, the Company is obligated to issue to MDB or its designee, 247,298 shares of the Company’s common stock and 247,298 five year common stock purchase warrants. The market value of the Company’s common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.52, a risk free interest rate of 6.0% and an expected life for the warrants of five years, is $1.49 per warrant, for a total for the warrants of $368,474. Accordingly the Company will recognize a non-cash restructuring expense as of  June 3, 2005 of $764,151.

Pro Forma Information

A summary of the Company’s pro forma balance sheet and outstanding shares assuming the acquisition of the 78% interest in Remedent N.V. had been completed as of March 31, 2005, inclusive of the conversion of the MDB Note, recognition of the non-cash interest expense of the MDB Note and the payment of fees due MDB, is as follows:

	As reported	Pro forma
	March 31, 2005	March 31, 2005
Assets
Current assets	$ 2,565,128	$ 2,565,128
Property and equipment, net	85,737	85,737
Other assets	61,750	61,750
Total assets	$ 2,712,615	$ 2,712,615
Liabilities and stockholder's equity (deficiency)
Current liabilities
Notes payable	294,322	194,322
Due to related parties	58,958	58,958
Other current liabilities	1,443,155	1,433,155
Total current liabilities	1,796,435	1,686,435
Minority interest	1,178,590	-
Stockholder's equity (deficiency)
Common stock	2,176	10,337
Additional paid in capital	5,427,289	7,571,869
Accumulated earnings (deficit)	(5,752,749)	(6,616,900)
Accumulated other comprehensive income (loss)	60,874	60,874
Total stockholder's equity (deficiency)	(262,410)	1,026,180
	$ 2,712,615	$ 2,712,615
Number of shares of common stock outstanding	2,176,225	10,337,065

Private Placement

As of July 8, 2005, the Company was in the process of completing a private placement offering pursuant to Rule 506 of Regulation D of the Act of 2,666,667 Units consisting of one share of its Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit for a total of $4,000,000 (the "Offering"). As of July 8, 2005 the Company had accepted subscriptions from accredited investors to purchase an aggregate of 2,110,000 Units representing total gross proceeds of $3,165,000 in cash. The Warrants shall be exercisable for a period of five years and shall entitle the holder to purchase one share of Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. The Company shall have the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the OTC Electronic Bulletin Board above $3.50 per share for thirty consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “Commission”). Once the Redemption Right vests, the Company shall have the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon thirty days written notice to the holders of the Warrants.

The Company engaged MDB Capital Group, LLC, as its exclusive agent to offer the Units (the "Placement Agent"). The Placement Agent is entitled to a Placement Agent’s Fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units together with a five year warrant to purchase up to ten percent (10%) of the number of Units sold in the Offering at an exercise price of $1.50 per Unit. Moreover, the Company agreed to reimburse the Placement Agent its out-of-pocket expenses related to the Offering and to register with the Commission the Placement Agent’s warrants together with the Shares and Warrants issued to investors in the Offering.

The Company has also agreed to indemnify the Placement Agent against various liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments the Placement Agent may be required to make in respect of any of those liabilities.

The Company has further agreed to file a registration statement with the Commission on or before thirty (30) days from the Initial Closing, registering the Shares and Warrant Shares for resale. In the event that the Company fails to file the registration statement on or before thirty (30) days from the Initial Closing, (the “Filing Deadline”) or in the event that the registration statement is not declared effective on or before 120 days from the Initial Closing, then the Company has agreed to pay liquidated damages in an amount equal to 1.5% of the amount invested for each month beyond the Filing Deadline until filing of the registration statement or beyond the 120th day after the Initial Closing until the registration statement has been declared effective by the Commission.

5.	CONCENTRATION OF RISK

Financial Instruments - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company's customer base and their dispersion across different geographic areas. At March 31, 2005 and 2004, one customer accounted for 52% and 76%, respectively, of the Company's trade accounts receivable. This number represents the collective receivable on the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, that are invoiced through the Belgium Headquarters. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases - The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company's operations. For the year ended March 31, 2005, the Company had three suppliers each of whom who accounted for 10% to 11% gross purchases.

Revenues - For the years ended March 31, 2005 and 2004, the Company had one group of customers (represented by Omega Pharma NV) whose sales were 37% and 45% of total revenues, respectively.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company’s accounts receivable at March 31, 2005 and 2004 were as follows:

	March 31, 2005	March 31, 2004
Accounts receivable, gross	$ 1,568,490	$ 1,374,966
Less: allowance for doubtful accounts	(80,194)	(27,353)
Accounts receivable, net	$ 1,488,296	$ 1,347,613

7.	DUE FROM RELATED PARTIES

On February 12, 2002, Remedent N.V. entered into a loan agreement for € 125,000 with Lident N.V., a company owned and operated by Guy De Vreese, the Company’s Chairman. The agreement was entered into in connection with a line of credit established by Remedent N.V. with a Belgian bank. Due to the insufficient assets maintained by Remedent N.V. as of inception date of the line of credit, the bank imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Lident N.V. was required to repay its existing  line of credit in full. As such, € 125,000 of Remedent N.V. ‘s proceeds from the line of credit was utilized to repay Lident’s existing line of credit. On October 8, 2004, Remedent N.V. obtained a new bank line of credit facility with a different Belgian bank which no longer required the guarantee of Mr. De Vreese. Lident commenced repayment to the Company of this loan in December 2003 reducing the obligation by € 10,000 resulting in a balance due as of March 31, 2005 of € 115,000 ($149,098). All outstanding obligations under the original line of credit were paid in full at March 31, 2005 and Mr. De Vreese’s guarantee was released in January 2005.  DMD later merged with Lident N.V.  Effective July 13, 2005, the Company's Board of Directors approved the repayment of the advance to DMD in exchange for 93,533 shares of the Company’s common stock held by Lident valued at $1.50 per share, based upon a principal amount of the loan € 115,000 and a conversion rate of $1.22 to the Euro.  The transaction was approved by the disinterested directors, with Mr. DeVreese abstaining from the vote.

Also included in due from related parties is a cash investment of (Euro) 5,400 ($7,001) in Pure White International made May, 2003 in exchange for a 30% interest in this company. The Company anticipates this investment will be repurchased by Pure White International for (Euro) 5,400 ($7,001) on or before August 31, 2005. Pure White International BV is the Company’s former distributor for the CleverWhite tooth whitening kits for the Dutch market prior to the Company licensing these distribution rights to Omega Pharma.

8.	INVENTORIES

Inventories at March 31, 2005 and March 31, 2004 are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2005	March 31, 2004
Raw materials	$ 14,486	$ 5,839
Components	496,800	435,708
Finished goods	85,944	26,615
	597,230	468,163
Less: reserve for obsolescence	(38,895)	(36,849)
Net inventory	$ 558,335	$ 431,314

9.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2005	March 31, 2004
Prepaid materials and components	$ 28,654	$ 9,827
Prepaid Belgium income taxes	64,825	-
VAT payments in excess of VAT receipts	76,493	-
VAT import bond	8,016	4,218
Prepaid rent	8,505	7,697
Prepaid equipment rental	3,014	-
Other	2,799	-
	$ 192,306	$ 21,742

10.	OTHER PREPAYMENTS

In September 2004, the Company entered into an agreement with Lident N.V., a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product for which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with the Company. The agreement required the Company to advance to the inventors through Lident a fully refundable deposit of (Euro) 100,000 ($129,650) subject to the Company's due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to the Company for additional consideration to the inventors of (Euro) 100,000 ($129,650) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full by Lident.   The consideration the Company has agreed to pay Lident upon the exercise of the option is exactly the same as the consideration Lident is obligated to pay the original inventors.  Consequently, Lident will not profit from the exercise of the option.  Furthermore, at a meeting of the Company's Board of Directors on July 13, 2005, the Board accepted Lident's offer to facilitate an assignment of Lident's intellectual property rights to the technology to us in exchange for the reimbursement of Lident's actual costs incurred relating to the intellectual property.  Consequently, if the Company exercises the option, it is anticipated that all future payments, other than the reimbursement of costs, would be paid directly to the original inventors and not to Lident.

11.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2005	March 31, 2004
Furniture and Fixtures	$ 39,517	$ 29,621
Machinery and Equipment	75,558	11,646
Tooling	-	49,782
	115,075	91,049
Property & equipment, net	$ 85,737	$ 44,315

12.	LINE OF CREDIT

On February 16, 2004, Remedent N.V. entered into a (Euro) 1,050,000 (US $1,289,715 at March 31, 2004) Line of Credit Facility (the "Facility") with the ING bank (Formerly BBL), consisting of a (Euro) 800,000 credit line based on the companies receivable on the specific customer Omega Pharma N.V. and a (Euro) 250,000 general line of credit. Advances were approved by the bank based upon bonds issued and approved by Omega Pharma N.V. as settlement for Remedent's accounts receivable. Advances on this line were assessed costs at a drawee rate of 7.55%. As of March 31, 2004, $546,683 (Euro 445,073) was received as advances under this line of credit against documents. The general line of credit was secured by the fixed income marketable securities owned by Remedent N.V. with a market value of 235,000 Euros as well as the personal guarantee of Guy de Vreese, the Company's Chairman. As of March 31, 2004, $245,660 was outstanding under this line of credit for a combined total for both components of the facility of $792,343.

On October 8, 2004, the Company obtained a new line of credit facility with a new Belgian bank for (Euro) 1,050,000 (US $1,361,325 at March 31, 2005) Line of Credit Facility (the "Facility") with a Belgian bank which no longer required as collateral the fixed income securities or the guarantee of Mr. DeVreese, the Company’s Chairman, consisting of a (Euro) 800,000 (US $1,037,200) credit line based on the eligible accounts receivable and a (Euro) 250,000 (US $324,125) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of March 31, 2005, Remedent N.V. had no advances outstanding under this line of credit facility. Interest chargeable on the general line of credit was 4.61 % at March 31, 2005. As of May 3, 2005, the Company and the bank agreed to increase the general line of credit to (Euro) 500,000 ($648,250) and decrease the credit line based on the eligible accounts receivable to (Euro) 550,000 ($713,075). All other terms and conditions remained unchanged.

13.	NOTES PAYABLE
	March 31, 2005	March 31, 2004
Convertible Debentures:
Maturity Dates: September 1, 2001 thru February 8, 2002
Interest rate: 10% per annum
Debentures are unsecured.
Convertible at 30% of the average trading price (average of bid and ask) for the 30 days immediately prior to the maturity date
Unpaid principal balance	$ 20,000	$ 73,578

Union Bank Debt:
Maturity Dates: April 26, 2005
Interest rate: 7.5% per annum
Security: All of the assets of the company
Unpaid principal balance	11,282	11,279

Convertible Promissory Note:
Maturity Date: September 30, 2004
Interest rate: 10% per annum
Conversion rate: Balance of note shall be converted into
the number of shares necessary to provide the note holder
with two percent of the Company's outstanding shares of
common stock, calculated on a fully diluted basis.(See Note 3)
Promissory note is secured by a first security interest in
assets of the Company pursuant to the terms of the Security
Agreement. This note converted to 197,839 shares of common stock on June 3, 2005 (See Note 3)
Unpaid principal balance	100,000	100,000

Loan(s) Payable -Fortis Bank
(1) Original principal balance (Euro) 200,000 ($201,750)
Maturity: October 9, 2005, Interest Rate: 4.09%, Unsecured
Payable in twelve equal monthly installments of 12,783 (Euro) ($17,193)
(2) Original principal balance (Euro) 50,000 ($64,825)
Maturity: December 31,2006, Interest Rate: 1.32%, Unsecured
Payable in twelve equal monthly installments of 4,166 (Euro) ($5,402)
Unpaid principal balance	163,040	-

Loans payable –others
Maturity Dates – April 15, 2006, Interest rate 10%,
Unsecured, Convertible into one share of Remedent N.V.
Common stock
Unpaid balance (Company repaid principal prior to maturity)	-	197,689

Notes Payable	$ 294,322	$ 382,546

14.	DUE TO RELATED PARTIES

Balances due to related consist of the following:

	March 31, 2005	March 31, 2004
Convertible Debentures:
Due on demand, Interest rate: 10% per annum
Debentures are unsecured.
Unpaid principal balance	$ -	$ 69,002

Demand loan from a former officer
and major stockholder	58,958	58,958

	$ 58,958	$ 127,960

15.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2005	March 31, 2004
Accrued interest	$ 20,470	$ 56,380
Accrued audit and tax preparation fees	37,500	32,883
Accrued consulting fees	1,700	4,500
Accrued employee benefit taxes	190,973	119,484
Accured VAT taxes payable	-	44,398
Reserve for warranty costs	19,448
Other accrued expenses	97,764	90,846
	$ 367,854	$ 348,491

16.	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The domestic and foreign (“Belgium”) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2005	March 31, 2004
Domestic	$ (269,069)	$ (212,090)
Foreign	1,115,986	819,561
	$ 846,917	$ 607,471

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2005	March 31, 2004
Domestic - Net operating loss carryforward	1,416,697	1,319,379
Foreign - Net operating loss carryforward	-	36,630
	1,416,697	1,356,009
Less: valuation allowance	(1,416,697)	(1,356,009)
Net deferred tax assets	$ -	$ -

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2005 and March 31, 2004 are as follows:

	March 31, 2005	March 31, 2004
Domestic
Pre tax income	$ (269,069)	$ (212,090)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(94,174)	(74,232)
Increase in valuation allowance	94,174	74,232
Net domestic income tax (benefit)	-	-
Foreign
Pre tax income	1,115,986	819,561
Statutory tax rate	32%	33%
Tax benefit based upon statutory rate	357,116	270,455
Permanent differences	42,586
Net operating loss	(36,630)	(270,455)
Net foreign income tax expense	363,072	-
Total income tax expense	$ 363,072	$ -

17.	STOCKHOLDER’S DEFICIENCY

During the quarter ended June 30, 2003, the Company issued 37,500 shares of common stock in conjunction with the sale of the Toothbrush Division pursuant to which Famcare 2000 assumed responsibility for $335,000 in liabilities.

During the quarter ended June 30, 2003, the Company issued 20,000 shares of common stock for the repayment of $20,000 in accounts payable indebtedness.

During March 2004, the Company issued 25,000 shares of common stock for the settlement of consulting fees for a total of $22,700.

On March 23, 2004, the Company issued 5,250 shares of its common stock to three individuals for the purchase of an aggregate of 14.85% of Pure White International BV valued at $3,282.

During September 2004, the Company issued 12,500 shares of stock to an unrelated third party for the settlement of consulting fees for a total of $2,500.

During the quarter ended December 31, 2004, the Company executed agreements effective as of December 31, 2004 which converted convertible debentures totaling $127,580 in principal plus $57,187 in interest into 184,767 shares of common stock which was issued in March, 2005.

18.	STOCK OPTIONS

The Board of Directors and stockholders approved the Nonstatutory Stock Option Plan (the "Plan") and adopted it on May 29, 2001. The Company has reserved 250,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. Vesting terms of the options range from immediate to five years.

The Company accounts for its Employee Plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, Interpretation No. 44, and other related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

A summary of the option activity for the years ended March 31, 2005 and March 31, 2004, pursuant to the terms of the plan is as follows:

	Outstanding Options	Weighted Average Exercise Price
Options outstanding, March 31, 2003	231,045	$ 1.40
Granted	-	-
Exercised	-	-
Cancelled or expired	(21,045)	5.20
Options outstanding, March 31, 2004	210,000	1.20
Granted	12,500	2.00
Exercised	-	-
Cancelled or expired	-	-
Options outstanding, March 31, 2005	222,500	$ 1.29

Options exercisable March 31, 2005	215,500	$ 1.30
Exercise price range	$1.00 to $4.00
Weighted average remaining life	7	years

The weighted average fair value of the 12,500 options granted for the year ended March 31, 2005 were estimated as of the date of grant using the Black-Scholes stock option pricing model assuming an exercise price of $2.00 per share, a market value as of the grant date of $0.80 per share, a volatility factor of 1.55, a ten year expected life and a risk free interest rate of 5% resulting in a value of $0.80 per option granted.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

	March 31, 2005	March 31, 2004
Net income (loss):
As reported	$ (103,428)	$ 16,149
Pro forma	$ (113,428)	$ 16,149
Earnings per share:
Basic
As reported	$ (0.05)	$ 0.01
Pro forma	$ (0.05)	$ 0.01
Diluted
As reported	$ (0.04)	$ 0.01
Pro forma	$ (0.04)	$ 0.01

In an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005, the Company authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. This plan was to become effective after the Company had completed a one for twenty reverse split.

19.	COMMON STOCK PURCHASE WARRANTS

As of March 31, 2005 and March 31, 2004, the Company has 201,565 warrants to purchase the Company’s common stock outstanding at prices ranging between $2.00 and $10.00 per share with expiration dates between January and August 2007.

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding, March 31, 2003	151,565	$ 7.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding, March 31, 2004	151,565	7.21
Granted	50,000	3.00
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding, March 31, 2005	201,565	$ 6.16

Warrants exercisable March 31, 2005	201,565	$ 6.16
Exercise price range	$3.00 to $10.00
Weighted average remaining life	5.5	years

20.	COMMITMENTS AND CONTINGENCIES

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of (Euro) 6,560 per month ($8,505 per month at March 31, 2005). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled (Euro) 3,245 ($4,207) for calendar year 2004.  The minimum aggregate rent to be paid over the lease term based upon the conversion rate for the (Euro) at March 31, 2005 is $918,540.

Rent expense for the foregoing lease for the year ended March 31, 2005 and was $92,706 and $96,200 respectively.

Equipment Lease

In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of (Euro) 1,005 ($1,303).  The aggregate rent to be paid over the lease term is $46,908.

Minimum monthly lease payments for real estate and equipment for the next five years are as follows based upon the conversion rate for the (Euro) at March 31, 2005:

March 31, 2006	$117,695
March 31, 2007	$117,695
March 31, 2008	$112,483
March 31, 2009	$102,060
March 31, 2010	$102,060

21.	CUSTOMERS OUTSIDE OF THE UNITED STATES

Sales to customers outside of the United States were 99% of total sales for the year ended 2005 and 99% of total sales for the year ended March 31, 2004. The sales were made mostly to customers in countries that are members of the European Union ("EU").

	March 31, 2005	March 31, 2004
U.S. sales	$ 56,590	$ 48,704
Foreign sales	7,015,710	5,186,151
	$ 7,072,300	$ 5,234,855