Form 10QSB
period 2005-06-30
REMEDENT, INC.
filed 2005-08-22
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS ENDED JUNE 30, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 1, 2005: 12,857,645

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Documents incorporated by reference: None.

REMEDENT, INC.

TABLE OF CONTENTS

FORM 10-QSB REPORT

June 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

REMEDENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2005	March 31, 2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 23,433	$ 40,442
Accounts receivable, net of allowance for doubtful accounts of $70,571 at June 30, 2005 and $80,194 at March 31, 2005	892,599	1,488,296
Due from related party	144,986	156,099
Inventories, net	640,631	558,335
Prepaid expense	258,561	192,306
Other prepayments	120,420	129,650
Total current assets	2,080,630	2,565,128
PROPERTY AND EQUIPMENT, NET	291,367	85,737
OTHER ASSETS
Deferred offering costs	63,722	-
Patents, net	60,125	61,750
	123,847	61,750
TOTAL ASSETS	$ 2,495,844	$ 2,712,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion, long term debt	$ 12,378	$ -
Line of Credit	150,525	-
Notes payable	121,636	294,322
Accounts payable	762,585	889,668
Accrued liabilities	399,358	367,854
Due to related parties	58,958	58,958
Deferred revenue	17,521	18,864
Income taxes payable	142,698	178,269
Total current liabilities	1,665,659	1,807,935
LONG TERM DEBT	72,211	-
MINORITY INTEREST IN REMEDENT N.V.	-	1,178,590
STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock, $0.001 par value; (50,000,000 shares authorized, 10,337,065 shares issued and outstanding at June 30, 2005 and 2,176,225 shares issued and outstanding at March 31, 2005 )	10,337	2,176
Additional paid-in capital	7,571,871	5,427,289
Accumulated deficit	(6,776,637)	(5,764,249)
Accumulated other comprehensive income (loss)
(foreign currency translation adjustment)	(47,597)	60,874
Total stockholders’ equity (deficit)	757,974	(273,910)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 2,495,844	$ 2,712,615

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS JUNE 30, 2005 AND 2004

(UNAUDITED)

	June 30, 2005	June 30, 2004
		(Restated)
Net sales	$ 1,378,308	$ 1,756,641
Cost of sales	630,685	810,849
Gross profit	747,623	945,792
Operating Expenses
Research and development	51,814	29,502
Sales and marketing	108,886	77,205
General and administrative	782,096	519,986
Non cash restructuring expense	764,151	-
Depreciation and amortization	13,143	6,922
TOTAL OPERATING EXPENSES	1,720,090	633,615

INCOME (LOSS) FROM OPERATIONS	(972,467)	312,177

OTHER INCOME (EXPENSES)
Interest expense	(102,792)	(22,057)
Other income	38,712	-
TOTAL OTHER INCOME (EXPENSES)	(64,080)	(22,057)
INCOME (LOSS) BEFORE INCOME TAXES	(1,036,547)	290,120
Income tax benefit	24,159	-
MINORITY INTEREST IN REMEDENT N.V.	-	(238,738)
NET INCOME (LOSS)	$ (1,012,388)	$ 51,382

INCOME (LOSS) PER SHARE
Basic	$ (0.32)	$ 0.03
Fully diluted	$ (0.32)	$ 0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	3,164,856	1,978,958
Fully diluted	3,164,856	2,067,708

See notes to the financial statements

REMEDENT , INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)

FOR THE THREE MONTHS JUNE 30, 2005

(UNAUDITED)

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Other	Total
Balance, March 31, 2005	2,176,225	$ 2,176	$ 5,427,289	$ (5,764,249)	$ 60,874	$ (273,910)
Common stock issued for 78% equity interest in Remedent NV	7,715,703	7,716	1,170,876	-	-	1,178,592
Common Stock issued for conversion of $100,000 note payable including $10,000 accrued interest and $100,000 non cash interest as a result of the beneficial conversion feature	197,839	198	209,802	-	-	210,000
Common Stock issued to MDB Capital Group, LLC for consulting fees	247,298	247	395,430	-	-	395,677
Warrants issued to MDB Capital Group, LLC for consulting fees			368,474			368,474
Cumulative translation adjustment	-	-	-	-	(108,471)	(108,471)
Net loss	-	-	-	(1,012,388)	-	(1,012,388)
Balance, June 30, 2005	10,337,065	$ 10,337	$ 7,571,871	$ (6,776,637)	$(47,597)	$ 757,974

See notes to the financial statements

3

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	June 30, 2005	June 30, 2004 (Restated)
Net Income (Loss)	$ (1,012,388)	$ 51,382

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	(108,471)	(9,758)

Comprehensive income (loss)	$ (1,120,859)	$ 41,624

See notes to the financial statements

REMEDENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	June 30, 2005	June 30, 2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,012,388)	$ 51,382
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	14,368	6,769
Inventory reserve	-	(378)
Allowance for doubtful accounts	(4,133)	(281)
Non cash interest on beneficial conversion of $100,000 note payable	100,000	-
Common Stock issued to MDB Capital Group, LLC for consulting fees	395,677	-
Warrants issued to MDB Capital Group, LLC for consulting fees	368,474	-
Minority Interest	-	238,738
Changes in operating assets and liabilities:		-
Accounts receivable	521,266	591,996
Due from related party	(11,113)	1,517
Inventories	(128,871)	99,344
Prepaid expenses	(79,262)	(14,631)
Other current assets	-	-
Accounts payable	(77,532)	(222,740)
Accrued liabilities	67,629	(99,962)
Deferred revenue	-	-
Income taxes payable	(24,159)	-
Net cash provided by operating activities	129,957	651,754
CASH FLOWS FROM INVESTING ACTIVITIES
Investments	-	2,961
Purchases of equipment	(237,943)	(6,243)
Notes receivable-related party	-	-
Net cash used by investing activities	(237,943)	(3,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deferred offering costs	(63,722)	-
Proceeds from notes and debentures	-	55,619
Note payments-unrelated parties	(64,495)	(197,689)
Proceeds from (repayments of) line of credit	158,944	(457,201)
Proceeds from installment note payable	89,320	-
Net cash provided (used) by financing activities	120,047	(599,271)
NET (DECREASE) INCREASE IN CASH	12,060	49,201
Effect of exchange rate changes
on cash and cash equivalents	(29,069)	(9,758)
CASH AND CASH EQUIVALENTS, BEGINNING	40,442	172,382
CASH AND CASH EQUIVALENTS, ENDING	$ 23,433	$ 211,825
Supplemental Information:
Interest paid	$ 2,290	$ 22,057
Income taxes paid	$ -	$ -

See notes to the financial statements and supplemental disclosures on following page.

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

During September 2004, the Company issued 12,500 shares of stock to an unrelated third party for the settlement of consulting fees for a total of $2,500.

During the quarter ended December 31, 2004, the Company executed agreements effective as of December 31, 2004 which converted convertible debentures totaling $127,580 in principal plus $62,187 in interest into 184,767 shares of common stock.

On June 3, 2005, the Company issued 7,715,703 shares of its common stock in exchange for 78% of the stock of Remedent NV, a commonly controlled subsidiary and the $1,178,590 minority interest associated with this 78% interest as of the closing of the transaction was recorded by the Company as additional paid in capital.

On June 3, 2005 a $100,000 note payable issued by the Company on March 23, 2004 the Christopher T. Marlett Living Trust (“Marlett Note”) converted to 197,839 shares of common stock pursuant to its terms which required automatic conversion contingent upon successful completion of the Company’s corporate restructuring. The Company recognized the value of the beneficial conversion feature of the Marlett Note equal to the difference between the effective conversion price, $0.57 per share, and the fair market value of the Company’s common stock as of the date of the Marlett Note was issued ($1.60 per share as of March 23, 2004) as additional interest expense as of the date of the conversion, not to exceed the amount of the proceeds received from the Marlett Note. Accordingly, the Company recorded $100,000 in additional non-cash interest expense as of June 3, 2005.

On June 3, 2005, the Company issued to MDB Capital Group, LLC (“MDB”) for consulting fees related to the Company’s corporate restructuring 247,298 shares of the Company’s common stock and 247,298 five year common stock purchase warrants that will be exercisable beginning sixty (60) days after June 3, 2005 with an exercise price of $1.20 per share. The market value of the Company’s common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model is$1.49 per warrant, for a total for the warrants of $368,474. Accordingly the Company recognized a non-cash restructuring expense as of June 3, 2005 of $764,151.

REMEDENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

1.	BACKGROUND AND BUSINESS ACTIVITIES

The Company was originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc. In October 1998, the Company was acquired by Resort World Enterprises, Inc., a Nevada corporation ("RWE") in a share exchange and RWE immediately changed its name to Remedent USA, Inc. The share exchange was a "reverse acquisition" and accounted for as if the Company acquired RWE and then recapitalized its capital structure. On July 1, 2001, the Company formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent N.V.(a Belgium corporation). Remedent Professional, Inc. and Remedent Professional Holdings, Inc. are both wholly-owned subsidiaries and have been inactive since inception.

During the quarter ended March 31, 2002, through the Company’s Belgium based subsidiary, Remedent N.V., the Company initiated its entrance into the high technology dental equipment market. Since that time, the majority of the Company’s operations have been conducted through its subsidiary, Remedent N.V. For the last three fiscal years, substantially all of the Company’s revenue has been generated by Remedent N.V., which has become a leading provider of cosmetic dentistry products, including a full line of professional dental and retail "over-the-counter" tooth whitening products in Europe. Because the controlling stockholders of Remedent N.V. consisted of the Company’s executive officers or companies owned by these executive officers, the Company has always had effective "control" over Remedent N.V., as defined by APB 51"Consolidated Financial Statements," even though it owned only twenty two percent (22%) of this subsidiary.

On June 3, 2005, the Company consummated the acquisition of the remaining 78% of Remedent N.V., and issued 7,715,703 shares of the Company’s common stock in exchange for the 78% of the common stock of Remedent N.V. not owned by the Company. As a result of this acquisition, Remedent N.V. is now our wholly-owned subsidiary.

In addition, on June 3, 2005, the Company amended its Articles of Incorporation pursuant to the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Amended and Restated Articles of Incorporation (i) changed the name of the Company from "Remedent USA, Inc." to "Remedent, Inc." (ii) increased the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effected a one-for-twenty reverse stock split (collectively, the "Amendments"). The consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effects of the reverse split and authorization of 10,000,000 shares of Preferred Stock.

2.	RESTATEMENT

In November, 2004, the Company detected errors in certain previously issued financial statements including the financial statements for the period ended June 30, 2004 included herein. The errors relate to the classification of certain assets, minority interest and paid in capital.

In March 2003 the Company did not properly record a capital contribution to its subsidiary, Remedent N.V. by two of the Company’s officers. The capital contribution was the value of certain fixed income securities which were assigned and irrevocably transferred to Remedent N.V on March 5, 2003 (the “Transfer Date”) as well as forgiveness of 75,000 Euros ($77,827) in notes payable from the same officers. The initial value of the securities on the Transfer Date was 235,000 Euros ($243,860). These securities were collateral for a bank line of credit and had previously been shown as restricted investments on the Company’s balance sheet. The $321,687 historical value of the fixed income securities and notes payable has been recorded and credited to additional paid in capital.

This foregoing capital contribution occurred as a result of the sale by Remedent N.V of 7,200 shares of Remedent N.V stock, representing 78% of the outstanding shares of Remedent N.V. after conclusion of the sale. In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.’s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V.’s balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.’s valuation prior to such capital contribution was 88,500 Euros. In as much as Remedent lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities discussed above, both as an irrevocable capital contribution to Remedent N.V.. In addition, Remedent NV issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Mr. De Vreese and Mr. List are both officers and directors of Remedent N.V. and Remedent, Inc. As a result of this transaction, as previously reported in earlier filings, we then owned 22% of our subsidiary, Remedent N.V.

In connection with the same transaction, the Company did not correctly record the Minority Interest related to the previously mentioned 78% ownership of the Company’s subsidiary, Remedent N.V. The foregoing was the result of an error in the recording of Minority Interest that originally occurred as of March 31, 2003. The effect of these errors had been to overstate the value of the Minority Interest by $112,756 as of June 30, 2004.

The effect on other accounts related to the foregoing error as of June 30, 2004 were to understate investments by $285,690; understate additional paid in capital by $321,687; overstate accumulated deficit by $47,940 and overstate the accumulated other comprehensive loss from foreign currency translation by $28,819.

In addition to the foregoing, other errors related to the classification of certain liabilities as of June 30, 2004, were discovered resulting in decreases to notes payable, unrelated parties of $183,179 with offsetting increases to the line of credit.

In the process of preparing the foregoing restatement as of June 30, 2004, the Company determined that, in addition to the changes required in the Statement of Cash Flows resulting from the foregoing, there were other classification errors in the Statement of Cash Flows which have been corrected. There were no changes required to the Consolidated Statements of Income for the three months ended June 30, 2004. The following tables set forth the amounts as previously filed and the restated amounts for the Condensed Balance Sheet and the Condensed Statement of Cash Flows for the three months ended June 30, 2004.

CONDENSED BALANCE SHEETS (Unaudited)
	June 30, 2004	June 30, 2004
ASSETS	As Filed	Restated
CURRENT ASSETS:
Cash and cash equivalents	$ 211,825	$ 211,825
Investments, restricted	-	285,690
Accounts receivable, net	755,898	755,898
Due from related party	146,370	146,370
Inventories, net	332,348	332,348
Prepaid expense	36,373	36,373
Other current assets	-	-
Total current assets	1,482,814	1,768,504
PROPERTY AND EQUIPMENT, NET	43,790	43,790
TOTAL ASSETS	$ 1,526,604	$ 1,812,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of Credit	$ 151,963	$ 335,142
Notes payable	184,857	184,857
Accounts payable	445,221	445,221
Accrued liabilities	248,529	248,529
Due to related parties	127,960	127,960
Due to non-related parties	238,798	55,619
Total current liabilities	1,397,328	1,397,328
MINORITY INTEREST IN REMEDENT N.V.	942,812	830,056
STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock, $0.001 par value; (50,000,000 shares authorized,
1,958,958 shares issued and outstanding at June 30, 2004 )	1,958	1,958
Additional paid-in capital	4,918,907	5,240,594
Accumulated deficit	(5,657,379)	(5,609,439)
Common stock subscribed (18,641 shares as of June 30, 2004)	19	19
Accumulated other comprehensive income (loss)
(foreign currency translation adjustment)	(77,041)	(48,222)
Total stockholders’ deficit	(813,536)	(415,090)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 1,526,604	$ 1,812,294

CONDENSED STATEMENT OF CASH FLOW (Unaudited)	June 30, 2004	June 30, 2004
	As Filed	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ 51,382	$ 51,382
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	6,769	6,769
Inventory reserve	(378)	(378)
Allowance for doubtful accounts	(281)	(281)
Minority Interest	238,738	238,738
Changes in operating assets and liabilities:
Accounts receivable	591,996	591,996
Due from related party	1,517	1,517
Inventories	99,344	99,344
Prepaid expenses	(14,631)	(14,631)
Accounts payable	(222,740)	(222,740)
Accrued liabilities	(605,536)	(99,962)
Net cash used by operating activities	357,655	651,754
CASH FLOWS FROM INVESTING ACTIVITIES
Investments	(39,657)	2,961
Purchases of equipment	(6,243)	(6,243)
Net cash used by investing activities	(45,900)	(3,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and debentures	-	55,619
Note payments-unrelated parties	-	(197,689)
Proceeds from (repayments of) line of credit	(93,697)	(457,201)
Net cash provided by financing activities	(93,697)	(599,271)
NET (DECREASE) INCREASE IN CASH	218,058	49,201
Effect of exchange rate changes
on cash and cash equivalents	(6,797)	(9,758)
CASH AND CASH EQUIVALENTS, BEGINNING	564	172,382
CASH AND CASH EQUIVALENTS, ENDING	$ 211,825	$ 211,825

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. Accordingly, your attention is directed to footnote disclosures found in the March 31, 2005 Annual Report on Form 10KSB, and particularly to Note 1, which includes a summary of significant accounting policies.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of June 30, 2005, management believes there was no impairment of the Company’s long-lived assets.

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

Prepaid Expense

Included in the Company’s prepaid expenses are prepayments to suppliers for inventory purchases and to the Belgium customs department, to obtain an exemption of direct VAT payments for imported goods out of the European Union (“EU”). This prepayment serves as a guarantee to obtain the facility to pay VAT at the moment of sale and not at the moment of importing goods at the border.

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

Warranties

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty programs. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, labor for periods up to 18 months. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Based upon the foregoing, we have recorded as of June 30, 2005 a provision for potential future warranty costs of $18,063.

Impact of New Accounting Standards

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF No. 04-8”). The Task Force reached a consensus that contingently convertible debt instruments should be included in the computation of diluted earnings per share under the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met. The EITF 04-8 consensus must be applied by retroactive restatement based on the term in effect on the last day of the fiscal period in which the consensus becomes effective. This consensus became effective for all financial statements issued after December 15, 2004. Accordingly, the Company retroactively restated all earnings per share measures for all periods to reflect the consensus as it relates to a $100,000 note payable contingently convertible into two percent (2%) of the Company’s outstanding common stock upon successful completion of a restructuring (see Note 4) and $147,580 in principal plus interest in convertible debentures issued by the Company from April 2000 through February 2001 of which $127,580 converted (plus accrued interest of $57,187) as of December 31, 2004.

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

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiary, Remedent N.V. is the Euro. The functional currency for Remedent Professional, Inc. is the U.S. dollar. The Company translates foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ deficit. The Company reports the reporting currency equivalent of foreign currency cash flows using an appropriately weighted average exchange rate for the period and reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the period.

4.	CORPORATE RESTRUCTURING

Action by Unanimous Written Consent

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of the Company’s common stock, and without a meeting pursuant to Section 78.320 of the Nevada Revised Statute, the Company: (i) increased the number of authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) implemented a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, and (iii) changed the name of the Company from "Remedent USA, Inc." to "Remedent, Inc." The Written Consent also authorized acquisition of the remaining 78% of the Company’s subsidiary, Remedent N.V., that the Company did not own from Messrs. Guy De Vreese and Robin List, the Chairman and Chief Executive Officer respectively, through the issuance of shares of the Company’s common stock equal to 78% of the Company’s issued and outstanding shares following the completion of the transaction. Lastly, the written consent authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. These actions were disclosed in an Information Statement on Schedule 14C mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005.

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

The Company consummated the Acquisition of Remedent N.V. as contemplated by the Exchange Agreement on June 3, 2005. In connection with the Acquisition, the Company issued 7,715,703 shares of its restricted common stock to the Exchanging Stockholders in exchange for all of the issued and outstanding shares of Remedent N.V. owned by the Exchanging Stockholders. As a result of the Acquisition, Remedent N.V. is a wholly owned subsidiary of the Company. Since the Exchanging Stockholders of Remedent N.V. are officers, directors and shareholders of the Company, the Company has determined that it has "control" of Remedent N.V., as defined by APB 51 "Consolidated Financial Statements". Accordingly, the Acquisition was recorded at predecessor basis and all assets and liabilities have been presented at historical amounts.

Conversion of Note Payable

Upon successful completion of the foregoing transactions, on June 3, 2005 a $100,000 note payable issued by the Company on March 23, 2004 to Marlett (“Marlett Note”) converted to 197,839 shares of common stock pursuant to its terms which required automatic conversion contingent upon successful completion of any corporate restructuring in an amount equal to two percent (2.0%) of the outstanding shares of the Company at the completion of such restructuring. As of June 3, 2005, accrued interest on the Marlett Note was $11,173, resulting in an effective conversion price of $0.57 per share. In accordance with Emerging Issues Task Force (“EITF”) consensus on Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the beneficial conversion feature equal to the difference between the effective conversion price, $0.57 per share, and the fair market value of the Company’s common stock as of the date of the Marlett Note was issued ($1.60 per share as of March 23, 2004) as additional interest expense as of the date of the conversion, not to exceed the amount of the proceeds received from the Marlett Note. Accordingly, the Company recorded $100,000 in additional non-cash interest expense as of June 3, 2005.

Non-cash Fees for Financial Advisory Services

Also upon completion of the foregoing transactions, MDB, for financial advisory services rendered to the Company in connection with the Company’s corporate restructuring, was entitled to receive shares of the Company’s common stock equal to 2.5% the issued and outstanding shares as of June 3, 2005 restructuring and five year common stock purchase warrants equal to another 2.5% of the Company’s outstanding shares as of June 3, 2005 that will be exercisable beginning sixty (60) days after June 3, 2005 with an exercise price of $1.20 per share. Accordingly, as of June 3, 2005, the Company is obligated to issue to MDB or its designee, 247,298 shares of the Company’s common stock and 247,298 five year common stock purchase warrants. The market value of the Company’s common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.52, a risk free interest rate of 6.0% and an expected life for the warrants of five years, is $1.49 per warrant, for a total for the warrants of $368,474. Accordingly the Company recognized a non-cash restructuring expense as of June 3, 2005 of $764,151.

5.	CONCENTRATION OF RISK

Financial Instruments - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At June 30, 2005, one customer, Chefaro UK, Ltd, accounted for 30% of the Company’s trade accounts receivable and 21% of revenues for the six months ended June 30, 2005. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases – The Company does not specifically rely upon any suppliers for key components for its products. Since the Company has begun to assemble and package its products in house, the reliance on any one supplier has diminished. The loss of any one supplier would not have a material impact on the Company’s operations.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of June 30, 2005 and March 31, 2005 is as follows:

	June 30, 2005	March 31, 2005
Accounts receivable, gross	$ 963,170	$ 1,568,490
Less: allowance for doubtful accounts	(70,571)	(80,194)
Accounts receivable, net	$ 892,599	$ 1,488,296

7.	DUE FROM RELATED PARTY

On February 12, 2002, Remedent N.V. entered into a loan agreement for € 125,000 with Lident N.V., a company owned and operated by Guy De Vreese, the Company’s Chairman. The agreement was entered into in connection with a line of credit established by Remedent N.V. with a Belgian bank. Due to the insufficient assets maintained by Remedent N.V. as of inception date of the line of credit, the bank imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Remedent N.V. use the line of credit repay in full the €125,000 outstanding balance on BBL's existing line of credit to Dental Marketing Development N.V. ("DMD"), a company owned and operated by Guy De Vreese. Accordingly, Mr. De Vreese personally guaranteed the €250,000 BBL line of credit, including pledging as collateral specific investments owned by Mr. De Vreese valued at approximately $250,000, and Remedent N.V. drew €125,000 from this line of credit to advance to DMD and booked this amount as an interest-free loan to DMD. DMD would have to repay this loan (i) if the line of credit had been cancelled by BBL due to insufficient security, (ii) if Remedent N.V. found other facilities to secure payment of Mr. De Vreese's funds and no longer needed the line of credit, or (iii) Remedent N.V. was still using the line of credit but has found other facilities to secure payment of Mr. De Vreese's funds. Remedent N.V. did not take any procedural steps to insure fairness in the terms of this transaction to the Company or to Remedent N.V. DMD later merged with Lident N.V. Effective July 13, 2005, the Company’s Board of Directors approved the repayment of the advance to DMD in exchange for 93,533 shares of our common stock at $1.50 per share, based upon a remaining principal amount of €115,000 at June 30, 2005 ($138,483) and a conversion rate of $1.22 to the Euro as of July 13, 2005. The transaction was approved by the disinterested directors with Mr. De Vreese abstaining from the vote.

Also included in due from related parties is a cash investment of € 5,400 ($6,503) in Pure White International made May, 2003 in exchange for a 30% interest in this company. The Company anticipates this investment will be repurchased by Pure White International for € 5,400 on or before August 31, 2005. Pure White International BV is the Company’s former distributor for the CleverWhite tooth whitening kits for the Dutch market prior to the Company licensing these distribution rights to Omega Pharma

8.	INVENTORIES

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	June 30, 2005	March 31, 2005
Raw materials	$ 22,003	$ 14,486
Components	555,106	496,800
Finished goods	99,648	85,944
	676,757	597,230
Less: reserve for obsolescence	(36,126)	(38,895)
Net inventory	$ 640,631	$ 558,335

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2005	March 31, 2005
Furniture & Fixtures	$ 47,976	$ 39,517
Machinery & Equipment	160,147	75,558
Tooling	124,100	-
Less: Accumulated Depreciation	(40,856)	(29,338)
Property & equipment, net	$ 291,367	$ 85,737

10.	OTHER PREPAYMENTS

In September 2004, the Company entered into an agreement with Lident N.V., a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product for which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with the Company. The agreement required the Company to advance to the inventors through Lident a fully refundable deposit of € 100,000 ($120,420 as of June 30, 2005) subject to the Company's due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to the Company for additional consideration to the inventors of € 100,000 ($120,420 as of June 30, 2005) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full by Lident. The consideration the Company had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident will not profit from the exercise of the option. Furthermore, at a meeting of the Company's Board of Directors on July 13, 2005, the Board accepted Lident's offer to facilitate an assignment of Lident's intellectual property rights to the technology to us in exchange for the reimbursement of Lident's actual costs incurred relating to the intellectual property. Consequently, if the Company exercises the option, it is anticipated that all future payments, other than the reimbursement of costs, would be paid directly to the original inventors and not to Lident.

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

12.	DEFERRED OFFERING COSTS

As of July 20, 2005, the Company completed a private placement of equity securities (See Subsequent Events, Note 22). As of June 30, 2005, the Company had expended $63,722 in legal and professional fees and costs related to this private placement that were recorded as deferred offering costs. Upon closing of the private placement, these costs will be offset against the additional paid in capital received.

13.	LINE OF CREDIT

On October 8, 2004, the Company obtained a new line of credit facility with a new Belgian bank for € 1,050,000 (US $1,264,420 at June 30, 2005) Line of Credit Facility (the "Facility") with a Belgian bank , consisting of a € 800,000 (US $963,360) credit line based on the eligible accounts receivable and a € 250,000 (US $301,050) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of May 3, 2005, the Company and the bank agreed to increase the general line of credit to (Euro) 500,000 ($648,250) and decrease the credit line based on the eligible accounts receivable to (Euro) 550,000 ($713,075). All other terms and conditions remained unchanged. As of

June 30, 2005, Remedent NV had $150,225 outstanding under this line of credit facility. Interest on the general line of credit was 4.61 % at June 30, 2005. There were no advances outstanding as of March 31, 2005.

14.	DUE TO RELATED PARTIES

	June 30, 2005	March 31, 2005
Interest free borrowings from employees
in the form of working capital loans	$ 58,958	$ 58,958

Borrowings from employees and entities controlled by officers of the Company are due upon demand and bear no interest.

15.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2005	March 31, 2005
Accrued interest	$ 10,312	$ 20,470
Accrued audit and tax preparation fees	17,000	37,500
Accrued consulting fees	-	1,700
Accrued employee benefit taxes	180,418	190,973
Reserve for warranty costs	18,062	19,448
Customer prepayments	111,466	-
Other accrued expenses	62,099	97,764
	$ 399,358	$ 367,854

16.	NOTES PAYABLE

Notes payable are summarized as follows:

	June 30, 2005	March 31, 2005
Convertible Debentures:
Maturity Dates: September 1, 2001 thru February 8, 2002
Interest rate: 10% per annum
Optional conversion rate: 30% of the average
trading price (average of bid and ask) for the
30 days immediately prior to the maturity date.
Debentures are unsecured.
Unpaid principal balance	$ 20,000	$ 20,000

Union Bank Debt:
Maturity Dates: April 26, 2005
Interest rate: 7.5% per annum
Security All of the assets of the company
Unpaid principal balance	11,282	11,282

Loan Payable -Fortis Bank
Maturity: October 9, 2005,
Interest Rate: 4.09%, Unsecured
Payable in twelve equal monthly installments of 12,783 Euro ($17,193)
Unpaid principal balance	90,354	163,040

Convertible Promissory Note:
Maturity Date: September 30, 2004
Interest rate: 10% per annum
Conversion rate: Balance of note converted into
the number of shares necessary to provide the note holder
with two percent of the Company's outstanding shares of
common stock, calculated on a fully diluted basis.(See Note 4)
Promissory note is secured by a first security interest in
assets of the Company pursuant to the terms of the Security
Agreement. This note converted to 197,839 shares of common stock on June 3, 2005 (See Note 4)	-	100,000

Notes Payable	$ 121,636	$ 294,322

For the loans shown which are past their maturity dates, the company is presently in negotiation to amend the repayment terms and believes such renegotiation will be successful. No defaults have been declared by the note or debenture holders.

17.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70, 245 ($84,589). The leases require monthly payments of principal and interest at 4.20% of €1,258 ($1,515) and provide for buyouts at the conclusion of the five year term of €2,820 ($3,396) or 4.0% of original value. Principal payable within 12 months of June 30, 2005 totals $12,378.

18.	STOCK OPTIONS

In an Information Statement on Schedule 14C mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005, the Company authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. This plan became effective as of June 3, 2005 after the Company had completed a one for twenty reverse split however no options have been granted from this plan to date.

19.	STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is recorded based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the measurement date. The Company accounts for stock options and warrants issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which addresses the measurement date and recognition approach for such transactions.

Pro forma information regarding net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement rather than disclosure only. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is as follows:

	June 30, 2005	June 30, 2004
Net income (loss):
As reported	$ (1,012,388)	$ 51,382
Pro forma	$ (1,012,388)	$ 49,865
Earnings per share:
Basic
As reported	$ (0.32)	$ 0.03
Pro forma	$ (0.32)	$ 0.03
Diluted
As reported	$ (0.32)	$ 0.02
Pro forma	$ (0.32)	$ 0.02

20.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent NV. The other subsidiaries of the Company have been dormant since inception. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

Sales to customers outside of the United States were 99% of total sales for the three month periods ended June 30, 2005 and 2004, respectively. The sales were made mostly to customers in countries that are members of the European Union (“EU”).

	June 30, 2005	June 30, 2004
U.S. sales	$ 15,406	$ 14,632
Foreign sales	1,362,902	1,742,009
	$ 1,378,308	$ 1,756,641

21.	COMMITMENTS AND CONTINGENCIES

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

Rent expense for the foregoing lease for the three months ended June 30, 2005 and 2004 was $25,024 and $23,476 respectively.

Equipment Lease

In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of (Euro) 1,005 ($1,210). The aggregate rent to be paid over the lease term is $43,560.

Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at June 30, 2005.

March 31, 2006	$ 109,316
March 31, 2007	$ 109,316
March 31, 2008	$ 104,476
March 31, 2009	$ 94,794
March 31, 2010	$ 94,794

22.	SUBSEQUENT EVENTS

On July 20, 2005 the Company completed a private placement of 2,520,651 Units for an aggregate offering price of $3,780,976 (the "Offering"). Each Unit consists of one share of restricted Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit. The Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. The Company also has the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the OTC Electronic Bulletin Board or similar market above $3.50 per share for 30 consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “Commission”). Once the Redemption Right vests, the Company has the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.

Under the terms of the subscription agreement/purchase agreement and the registration rights agreement, the Company is required to prepare and file with the Commission a registration statement covering the resale of the Shares and the Warrant Shares. The Company has agreed to prepare and file a registration statement covering the resale no later than 30 days of the Closing (the "Filing Deadline") and such registration was filed on August 4, 2005. In the event the Company was unable to file a registration statement by the Filing Deadline or the registration statement is not declared effective on or before 120 days from the initial closing ("Effective Deadline"), then the Company will have to pay liquidated damages equal to 1.5% of the aggregate amount invested by each investor for each month beyond the Filing Deadline until the Company files the registration statement, or in the event it is beyond the Effective Deadline then the Company will have to pay such liquidated damages until the registration statement has been declared effective by the Commission. All payments must be made in cash.

The Company engaged MDB Capital Group, LLC, as its exclusive agent to offer the Units (the "Placement Agent"). The Placement Agent is entitled to a fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units together with a five year warrant to purchase up to ten percent (10%) of the number of Units sold in the Offering at an exercise price of $1.50 per Unit. In addition, the Company agreed to reimburse the Placement Agent for its out-of-pocket expenses related to the Offering and to register the Placement Agent’s warrants together with the Shares and Warrant Shares to be registered in connection with the Offering.

The Units were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2005 and 2004. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s registration statement on Form SB-2 filed on August 4, 2005 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 and in the Company’s other filings with the Securities and Exchange Commission.

Overview

We were originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc. In October 1998, we were then acquired by Resort World Enterprises, Inc., a Nevada corporation ("RWE") in a share exchange and RWE immediately changed its name to Remedent USA, Inc. The share exchange was a "reverse acquisition" and accounted for as if we acquired RWE and then recapitalized our capital structure. On July 1, 2001, we formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent N.V., and began developing high-technology dental equipment. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. are both wholly-owned subsidiaries and have been inactive since inception.

During the quarter ended March 31, 2002, through our Belgium based subsidiary, Remedent N.V., we initiated our entrance into the high technology dental equipment market, with the introduction of the RemeCure high-speed dental curing light. Since that time, the majority of our operations have been conducted through our subsidiary, Remedent N.V. In just three years, we capitalized on our initial success with the RemeCure curing light and broadened our product line to include a full line of professional dental and retail "over-the-counter" tooth whitening products. We expanded our distribution to encompass over 35 countries throughout Europe, Asia and South America

For the last three fiscal years, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which has experienced substantial growth in its revenues and recently has achieved positive operating income. Because the controlling stockholders of Remedent N.V. consist of our executive officers or companies owned by our executive officers, we have always had effective "control" over Remedent N.V., as defined by APB 51"Consolidated Financial Statements," even though we had owned only twenty two percent (22%) of this subsidiary.

On June 3, 2005, we consummated the acquisition of the remaining 78% of our subsidiary, Remedent N.V., and issued 7,715,703 shares of our restricted common stock in exchange for all of the issued and outstanding shares of Remedent N.V. owned or controlled by our executive officers. As a result of this acquisition, Remedent N.V. is now our wholly-owned subsidiary.

Also, on June 3, 2005, we amended our Articles of Incorporation pursuant to the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Amended and Restated Articles of Incorporation (i) changed our name from "Remedent USA, Inc." to "Remedent, Inc." (ii) increased the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effected a one-for-twenty reverse stock split.

Our Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, inventory valuation, research and development costs, stock-based compensation, impairment of long-lived assets and conversion of foreign currencies. These accounting policies are discussed in “ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, as well as in the notes to the March 31, 2005 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at March 31, 2005.

Results of Operations

Results of Operations for the three months ended June 30, 2005 compared with the three months ended June 30, 2004.

The following table presents our consolidated statements of income (loss), as a percentage of sales, for the periods indicated.

	Three Months Ended
	June 30
	2005	2004
NET SALES	100.00%	100.00%
COST OF SALES	45.76%	46.16%
GROSS PROFIT	54.24%	53.84%
OPERATING EXPENSES
Research and development	3.76%	1.68%
Sales and marketing	7.90%	4.40%
General and administrative	56.74%	29.60%
Non cash restructuring expense	55.44%	0.00%
Depreciation and amortization	0.95%	0.39%
TOTAL OPERATING EXPENSES	124.80%	36.07%
INCOME (LOSS) FROM OPERATIONS	(70.56%)	17.77%
Other income (expense)	(4.65%)	(1.26%)
INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	(75.20%)	16.52%
Minority interest	0.00%	(13.59%)
Income tax benefit (expense)	1.75%	0.00%
NET INCOME (LOSS)	(73.45%)	2.93%

Net Sales

Net sales decreased for the three months ended June 30, 2005 by $378,333, or 21.5%, to $1,378,308 as compared to $1,756,641 for the three months ended June 30, 2004. The decrease in net sales for the three months is substantially the result of a sixty day delay in launching of our new MetaTray™. This delay is the result of startup manufacturing issues. We anticipate beginning to ship MetaTray products in August 2005. In addition, further contributing to the decline in sales,, our retail customers have begun reducing their on hand inventories of our existing CleverWhite™ product in anticipation of the launch of our iWhite ™ products scheduled to begin towards the end of calendar year 2005.

Cost of Sales

Cost of sales decreased for the three months ended June 30, 2005 by $180,164, or 22.2%, to $630,865 as compared to $810,849 for the three months ended June 30, 2004. The decrease in cost of sales is attributable to the reduction in sales revenue and volume during the initial three months of the current fiscal year as described above. Cost of sales as a percentage of net sales remained constant at 46% for three months ended June 30, 2005 and 2004.

Gross Profit

Gross profit decreased by $198,169 to $747,623 for the three month period ended June 30, 2005 as compared to $945,792 for the three month period ended June 30, 2004. Gross profit as a percentage of net sales remained constant at 54% for the three month periods ended June 30, 2005 and 2004. The levelling off of our gross profit percentage as compared to the improvements recognized in the three previous quarters is the result of the higher percentage of total sales being from the sales of professional dentist products, as opposed to the higher margin retail products, which were lower due to the anticipated launch of the iWhite product.

Operating Expenses:

Research and development expenses increased $22,312, or 75.6%, to $51,814 for the three months ended June 30, 2005 as compared to $29,502 for the three months ended June 30, 2004, due primarily to our continuing efforts to expand and improve our product line as well as accelerated development costs related to our MetaTray and iWhite products due to launch during the remaining six months of this calendar year.

Sales and marketing costs for the three months ended June 30, 2005 and 2004 were $108,886 and $77,205, respectively, representing an increase of $31,681, or 41%. The increase during the three months ended June 30, 2005 is primarily the result of marketing and promotional materials developed and purchased to support the upcoming launch of the MetaTray products.

General and administrative costs for the three months ended June 30, 2005 and 2004 were $782,096 and $519,986, respectively, representing an increase of $262,110 or 41%. The increase in actual costs for the three months ended June 30, 2005 as compared to the prior year is the result of our investment in corporate governance and instituting improvements in financial reporting and internal control resulting in increased expenditures for legal and financial consulting expenditures of $42,000, an additional $110,000 in additional personnel costs for the three months ended June 30, 2005 as compared to the prior year related to increased personnel in product development, sales and manufacturing activities, effectively increasing our employee count from 10 employees as of June 30, 2004 to 21 employees as of June 30, 2005. Also contributing to the increase in general and administrative costs was an increase in travel costs of $80,000 related to our startup manufacturing activities, our increased sales force and our efforts to raise additional capital as well as prepare the foundation for our establishment of operations in the United States.

In conjunction with our corporate restructuring as of June 3, 2005, MDB Capital Group, LLC (“MDB”) received for financial advisory services rendered to us, shares of our common stock equal to 2.5% of our issued and outstanding shares as of June 3, 2005 and five year common stock purchase warrants equal to another 2.5% of our outstanding shares as of June 3, 2005 that will be exercisable beginning sixty (60) days after June 3, 2005 with an exercise price of $1.20 per share. Accordingly, as of June 3, 2005, we issued to MDB or its designee, 247,298 shares of the Company’s common stock and 247,298 five year common stock purchase warrants. The market value of our common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.52, a risk free interest rate of 6.0% and an expected life for the warrants of five years, is $1.49 per warrant, for a total of $368,474 for the warrants. Accordingly, recognized a non-cash restructuring expense as of June 3, 2005 of $764,151.

Net interest expense increased by $80,735 to $102,792 from $22,057 during the three months ended June 30, 2005 over the comparable three months ended June 30, 2004. Included in interest expense for the three months ended June 30, 2005 is $100,000 of non-cash interest equal to the value of the beneficial conversion feature on a $100,000 note payable that was converted to common stock on June 3, 2005 computed by taking the difference between the effective conversion price, $0.56 per share (based upon $100,000 in principal and $11,173 in accrued interest, divided by 197,839 shares, the amount of shares required to be issued) and the fair market value of our common stock as of the date of the note was issued ($1.60 per share as of March 23, 2004) times 197,839 shares issued in conversion of the note, not to exceed the original principal value of the convertible note. Not including the $100,000 non cash interest described in the preceding sentence, interest expense decreased $19,265 as a result of our improved cash position resulting in decreased utilization of our available bank credit lines as well as conversion into our common stock of convertible debentures totaling $127,580 in principal at December 31, 2004.

Liquidity and Capital Resources

For the last three years, the majority of our operations were conducted by our subsidiary based in Belgium, Remedent N.V. In order for Remedent N.V. to continue the expansion of its product line and customer base, as well as allow our other companies to establish operations in markets other than Europe, including establishment of a sales and distribution capability in the USA, we required additional financing either in the form of additional debt or through the sale of additional equity securities.

On July 20, 2005 we completed a private placement of 2,520,651 Units for an aggregate offering price of $3,780,976 (the "Offering"). Each Unit consists of one share of restricted Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit. The Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. We also have the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the OTC Electronic Bulletin Board or similar market above $3.50 per share for 30 consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “Commission”). Once the Redemption Right vests, we have the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.

Under the terms of the subscription agreement/purchase agreement and the registration rights agreement, we are required to prepare and file with the Commission a registration statement covering the resale of the Shares and the Warrant Shares. We have agreed to prepare and file a registration statement covering the resale no later than 30 days of the Closing (the "Filing Deadline") and such registration was initially filed on August 4, 2005. In the event we were unable to file a registration statement by the Filing Deadline or the registration statement is not declared effective on or before 120 days from the initial closing ("Effective Deadline"), then we will have to pay liquidated damages equal to 1.5% of the aggregate amount invested by each investor for each month beyond the Filing Deadline until we filed the registration statement, or in the event it is beyond the Effective Deadline then we will have to pay such liquidated damages until the registration statement has been declared effective by the Commission. All payments must be made in cash.

We engaged MDB Capital Group, LLC, as our exclusive agent to offer the Units (the "Placement Agent"). The Placement Agent was entitled to a fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units together with a five year warrant to purchase up to ten percent (10%) of the number of Units sold in the Offering at an exercise price of $1.50 per Unit. In addition, we agreed to reimburse the Placement Agent for its out-of-pocket expenses related to the Offering and to register the Placement Agent’s warrants together with the Shares and Warrant Shares to be registered in connection with the Offering.

The Units were offered and sold by us to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

Our balance sheet at June 30, 2005 reflects cash and cash equivalents of $23,433 as compared to $40,442 as of March 31, 2005, a decrease of $17,009. Net cash provided from operations decreased by $521,797 to $129,957 for the three months ended June 30, 2005 as compared to net cash provided from operations of $651,474 for the three months ended June 30, 2004. The decrease in net cash provided from operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is attributable to the increase in net loss before minority interest of $1,326,667 offset by the non cash items included in net loss for the three months ended June 30, 2005 of $395,677 in common stock and $368,474 in warrants issued to MDB for consulting fees related to our restructuring and $100,000 in non cash interest on the beneficial conversion of a $100,000 note payable to the Christopher T. Marlett Living Trust as well as currency exchange losses on net asset balances at March 31, 2005 as a result of the 7% reduction in value of the Euro against the US Dollar during the three months ended June 30, 2005.

Net cash used in investing activities increased $234,661 to $237,943 for the three months ended June 30, 2005 as compared to net cash used in investing activities of $3,282 for the three months ended June 30, 2004. The increase in net cash used in investing activities is attributable to the purchase of $237,943 in manufacturing and office equipment and during the three months ended June 30, 2005 as a result of our expansion of our manufacturing capabilities and corporate infrastructure.

Net cash provided by financing activities increased by $719,318 to $120,047 for the three months ended June 30, 2005 as compared to net cash used in investing activities of $599,271 for the three months ended June 30, 2004. The increase in net cash provided from financing activities is attributable to our net borrowings under our line of credit during the three months ended June 30, 2005 as compared with our net repayments under our line of credit during the three months ended June 30, 2004, as well as our additional borrowings for capital leases for manufacturing equipment totaling $89,320 for the three months ended June 30, 2005.

During the three months ended June 30, 2005, we recognized a reduction in cash and cash equivalents of $29,069 from the effect of exchange rates between the Euro and the US Dollar as a result of the strengthening of the US Dollar of approximately 7% during the three months ended June 30, 2005. During the six months ended June 30, 2004, the effect of exchange rates between the Euro and the US Dollar resulted in a reduction of cash and cash equivalents of $9,758.

Principal Commitments

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

Rent expense for the foregoing lease for the three months ended June 30, 2005 and 2004 was $25,024 and $23,476 respectively.

Equipment Lease

In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of (Euro) 1,005 ($1,210). The aggregate rent to be paid over the lease term is $43,560.

Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at June 30, 2005.

March 31, 2006	$ 109,316
March 31, 2007	$ 109,316
March 31, 2008	$ 104,476
March 31, 2009	$ 94,794
March 31, 2010	$ 94,794

Off-Balance Sheet Arrangements

At June 30 2005, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive officer and financial officers concluded that there were material weaknesses in the Company’s internal controls, including those which relate to the segregation of duties and the review, approval and reconciliation of accounting data and entries. The Company is addressing these issues by reviewing and revising its internal accounting policies and procedures, expanding the resources allocated to the accounting department, and reviewing its accounting and management information systems software.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.    Unregistered Sale of Equity Securities.

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

REMEDENT, INC.

Dated: August 19, 2005	/s/ Robin List ________________________________
By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

Dated: August 19, 2005	/s/ Philippe Van Acker ________________________________
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

