Form 10KSB/A
period 2005-03-31
REMEDENT, INC.
filed 2005-09-30
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

COMMON STOCK, PAR VALUE $0.001

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes ☐ No [X ]

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

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PAGE

PART I

Item 1	Description of Business	4

Item 2	Description of Property	11

Item 3	Legal Proceedings	11

Item 4	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5	Market for Common Equity and Related
	Stockholder Matters	12

Item 6	Management's Discussion and Analysis or Plan of Operation	14

Item 7	Financial Statements	29

Item 8	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	29

Item 8A Controls and Procedures (Other Information)	30

Item 8B Other Information	30

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	30

Item 10 Executive Compensation	33

Item 11 Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters	34

Item 12 Certain Relationships and Related Transactions	36

Item 13 Exhibits	40

Item 14 Principal Accountant Fees and Services	42

EXPLANATORY NOTE

THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING PARTS OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 2005. THIS FORM 10-KSB/A AMENDS AND RESTATES THE ENTIRE FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2005. EXCEPT AS OTHERWISE EXPRESSLY STATED HEREIN, ALL INFORMATION IN THIS 10-KSB/A IS AS OF JULY 14, 2005, THE ORIGINAL FILING DATE OF OUR ANNUAL REPORT ON FORM 10-KSB, AND THIS FORM 10-KSB/A DOES NOT PURPORT TO PROVIDE AN UPDATE OR DISCUSSION OF ANY DEVELOPMENTS SUBSEQUENT TO THE ORIGINAL FILING DATE OF THE FORM 10-KSB. THIS REPORT INCLUDES AMENDMENTS TO PARTS I, II AND III.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Background

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

In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.’s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V.’s balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros ($321,687 as of December 2002) would be required and, further, that Remedent N.V.’s valuation prior to such capital contribution was 88,500 Euros. In as much as we lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese, in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities owned by Mr. De Vreese that had been used as collateral for a credit line, both as an irrevocable capital contribution to Remedent N.V. In addition, Remedent N.V. issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Until June 30, 2003, we had a unilateral right to repurchase the shares issued to Lausha N.V. and Robin List at the same price that the shares were sold to these parties however we were unable to obtain the required resources to accomplish this. As a result of this transaction, our ownership in our subsidiary was diluted from 100% to 22%.

For the last three fiscal years, substantially all of our revenue has been generated by our subsidiary, Remedent N.V., which has experienced substantial growth in its revenues and recently has achieved positive operating income.

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, we; (i) increased the number of our authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) approved implementation of a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, and (iii) changed our name from "Remedent USA, Inc." to "Remedent, Inc." The written consent also authorized acquisition of the remaining 78% of our subsidiary, Remedent N.V., that we did not own in exchange for 7,715,703 post-split shares of our common stock in a transaction involving from Messrs. Guy De Vreese and Robin List, our Chairman and Chief Executive Officer respectively. Lastly, the written consent authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries.

On June 3, 2005, we consummated the acquisition of Remedent N.V. and issued 7,715,703 post- split shares of its restricted common stock to the Lausha N.V., a company controlled by Guy De Vreese, and to Robin List in exchange for all of the issued and outstanding shares of Remedent N.V. owned by Lausha N.V. and Robin List. As a result of this acquisition, Remedent N.V. is our wholly owned subsidiary.

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

Current Products and Business Strategy

Beginning in 2002, our initial focus was on the needs of the professional dentist market in Western Europe. Leveraging our knowledge of regulatory requirements regarding dental products in each market and our management’s experience in understanding the needs of the professional dental community, development was completed on the RemeCure plasma curing light. The key differentiating advantages built into the RemeCure light were the ability to have a single device utilized for two applications: 1) curing dental composite materials in only seconds and; 2) for single appointment, in-office whitening in less than forty minutes.

Starting in Belgium and the Netherlands, the RemeCure light was launched utilizing our proprietary Distributor Assisted Marketing programs. First, we identified an established dealer in each market with a well developed sales force familiar with sales of capital equipment to the professional dentist community. Second, we developed aggressive lead generation programs and other marketing techniques which served as a blue print for the dealers to implement. The combination of a well-trained dealer force and a dealer assisted marketing and lead generation programs has proven to be far more effective than utilizing a direct sales approach, which is much slower and more costly to establish. As a result of this approach, in just three years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

Leveraging on our early success with the RemeCure light, in 2003, we introduced the RemeWhite In Office Whitening System. Based upon the initial RemeCure light, a new light, called the RemeCure CL-15, was developed featuring new enhancements to the hardware and software enabling this light to be fully automated thereby eliminating the need for the dentist to hold the light during whitening treatments. In addition, a proprietary gel was formulated to be used with the system as well as a time saving method to apply the gel. An additional benefit of the RemeWhite system is the repeat sales of the gel to users of the system providing ongoing revenue streams that we anticipate will continue to grow annually. In 2004, the RemeWhite Home Maintenance Kit was introduced to be sold by dentists to their patients, featuring 16 pre-filled trays with a level of whitening agent safe for home use yet stronger than most over-the-counter products.

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

In July 2003 we launched our first product developed for distribution through over-the-counter retail outlets, specifically pharmacies. CleverWhite™ features a unique non-peroxide formula, thereby overcoming the European Union regulatory ban on over-the-counter sales of peroxide compounds, the active ingredient typically found in all United States tooth whitening products. Combining a mouth tray with a unique gel delivery system that requires no mixing, no syringes or even filling the tray, CleverWhite utilizes pre-filled pouches that are placed in the mouth tray and activate once in the mouth with no dripping or other discomfort often associated with tray based whitening systems.

CleverWhite's initial entrance into the over-the-counter market was in Holland and Belgium, in both cases through local distributors. Our initial success soon drew the attention of Omega Pharma, one of Europe’s largest distributors of branded products for pharmacies. In October 2002, we entered into a distribution agreement with Omega Pharma granting Omega Pharma exclusive distribution rights to CleverWhite in Spain, Portugal, Belgium, Germany, and the Netherlands. In January 2005, the original agreement expired and we began conducting business with each of the Omega Pharma companies in the local countries individually, as opposed to centralized purchasing through Omega Pharma headquarters. In doing so, we were able to strengthen our business relationship at the local level, lessen our dependency on a single office as the decision maker for the Omega Group and, in some cases, broaden our product lines distributed by the companies within the Omega Group to include professional dentist products as well as our over-the-counter products.

Duplicating the model we learned in the professional dental segment, our retail strategy has been to focus on product development and marketing and to rely on our distributor network assisted by our internally developed marketing programs for servicing our customers in each market. This same model has been expanded beyond Western Europe to include Asia, the Middle East and Latin America.

CleverWhite was initially manufactured by third party manufacturers under the supervision of our own personnel. In the last eighteen months, we have been expanding our internal manufacturing capabilities at our headquarters in Belgium. Today, CleverWhite is completely manufactured in-house except for foam trays, thereby reducing cost and lead time, improving margins and enabling us to improve product quality.

CleverWhite’s introduction in Europe represented one of the first over-the-counter whitening products in many European markets. To date, many of the countries in Europe prohibit the use of peroxide based compounds in over-the-counter retail whitening products and, where permitted, it is often in concentrations too low to maintain satisfactory levels of efficacy. Furthermore, we have not targeted our over-the-counter products at the supermarket channels, where we would face price competition from United States whitening products such as Crest Whitestrips, but rather at the specialty pharmacy market that still thrives throughout Europe. As a result, CleverWhite is able to maintain higher perceived value and visibility within its target market.

Capitalizing on the CleverWhite’s initial success, we launched our second over-the-counter product in the fourth quarter of calendar year 2004. CleverWhite Day & Night sticks offer a portable, easy to use, whitening solution at what we believe to be a very affordable price. Initial sales for this new product exceeded our expectations and has helped to solidify retail shelf space and market share.

Research and Development

During the year ended March 31, 2005 we expanded our research and development resources by the hiring of a PhD in Chemistry and additional pharmacists with expertise in the European regulatory authorities and additional collaborating with additional outside consultants who specialize in the technologies of teeth whitening. Research and development expenses were $263,137 for the year ended March 31, 2005 as compared to $90,700 for the year ended March 31, 2004, an increase of $172,437, or 190%, over the prior fiscal year. As a result of this investment, we believe that our subsidiary, Remedent N.V., fully complies with all applicable regulations regarding over-the-counter teeth whitening products. We expect to continue to increase our investment in research and development in future periods as we develop other products for both the dental equipment and over-the-counter market.

New Product Development

We have been active in the development of new products for both the professional dental and retail segment which, for the first time, include proprietary technology that will enable Remedent to pursue new markets with products that we believe feature unique advantages in efficacy, convenience and affordability.

For the last several years, professional teeth whitening administered by professional dentists has been a rapidly expanding component of the total revenue of dental practices worldwide and particularly in the United States. Regardless of the specific products used by the dentist, the procedure always required three key components:

•

Application of a peroxide based compound in concentrations five to ten times that found in over-the-counter products. Frequently these compounds drip and run out of the patient’s mouth and can cause irritation to the gums if not properly administered.

•	Stimulation of the whitening abilities of that compound by applying a combination of light and heat to the surface of the teeth. This process usually takes between 15 and 30 minutes of time.
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

The MetaTray kit consists of a proprietary, reusable mouthpiece that has embedded in the mouthpiece both a heating element and an electroluminescent mesh that are powered by a rechargeable 9 volt power source providing heat and light similar to that which is delivered to the teeth by conventional dental lights.

The system also will introduce a proprietary foam strip that is unique in the manner in which it releases peroxide to the tooth surface without dripping or running. The MetaTray kit is easy to handle, to store, and to discard. It works by a gradual release. As the mouth is producing more saliva – the saliva is absorbed by the foam and is pushing the peroxide out of the foam in a chemical reaction. This also prolongs the release of peroxide allowing for a more gradual treatment thus minimizing irritation to the gums and surrounding tissue. Most importantly, since the MetaTray kit can be used at home by the patient, foam strips with the appropriate concentration of peroxide can be provided by the dentist thereby generating a continuing revenue stream for the dentist while achieving high levels of patient satisfaction.

In addition to MetaTray, we have also completed development for a retail version of this product called iWhite™, which, when combined with lower concentrations of the whitening agent, we anticipate marketing as an over-the-counter product in conjunction with CleverWhite.

We further anticipate that both iWhite and MetaTray will be manufactured using third party manufacturing facilities due to the tooling, assembly and volume requirements expected for these new products and technologies. We have identified these manufacturers, who are located in China, and have begun tooling and preproduction prototypes.

Another rapidly growing segment in dental practices within the United States is what is known as veneers or bondings to achieve a complete "smile makeover". With bonding, a dentist adheres a composite material directly on the tooth which lasts about 3 to 6 years and tends to discolor. Porcelain veneers, though a more lasting solution (ten years or more), require a significantly more invasive procedure to install which is irreversible, requires a very high level of training and skill from the dentist and can cost from $700 to $2,000 per tooth.

Irrespective of the cost of bondings and veneers, we believe that demand for these procedures continues to grow fueled by television programs such as "Extreme Makeover" which emphasize the transformation that can be achieved by a new smile. For two years, we have been in development of a new methodology for the manufacture and application of veneers utilizing new synthetic materials that exhibit attributes we believe are superior to porcelain.

Branded as RemeSmile™, this new procedure is based upon patent pending technology that enables the veneers to actually be manufactured as a single unit and placed in a customized tray that enables dentists with only minimal training to quickly and easily apply up to six teeth in one 30 – 45 minute application.

Because of the high level of automation engineered into the process combined with the relative speed of application, we anticipate that the cost for these veneers will be a fraction of traditional veneers and bondings while offering the patient reversibility, durability, comfort and outstanding appearance. Patents have been applied for in Europe covering the RemeSmile veneers which we then expect to follow with United States patent applications.

With the development of our new products, we believe we are now poised to launch in the United States, the largest teeth whitening market in the world. We anticipate that the initial launch will focus on MetaTray™ in the professional dental segment. We have initiated discussions with several major dental products distributors for this market segment. As was the case in Europe and Asia, we expect the launch will be supported by our marketing efforts focused on targeted print trade advertising, trade show attendance, direct mailing of DVD demonstration video’s and a significant public relations effort.

Intellectual Property

In October 2004, we acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to the MetaTray kit. Pursuant to the terms of the license agreement, we were granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to; 1) the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. We anticipate that these patents will provide protection against potential competition for the MetaTray product within the United States and we intend to pursue worldwide applications for these patents.

We have filed two European patent applications related to the RemeSmile product and four international patents applications related to the MetaTray and iWhite products which are pending, including patent applications related to the foam strip technology utilized in these products.

We also have ongoing research and development efforts to improve and expand our current technology and to develop new teeth whitening products. We intend to continue to apply for patents when we believe it is in our interest to do so and as advised by patent counsel. We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business. Certain of our key employees and consultants are required to enter into confidentiality and/or non-competition agreements to protect our confidential information.

We also own the rights to registered trademarks and service marks in the United States and in several foreign countries including, but not limited to, "CleverWhite." We have filed applications to register trademarks and service marks in the United States and in several foreign countries including but not limited to "iWhite", "MetaTray" and "Remedent."

Major Customers

We currently have one major group of customers, Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH, whose continued sales were 37% and 45% of total revenues for the fiscal years ended March 31, 2005 and March 31, 2004, respectively.

Competition

International markets including Europe, Asia and Latin America have followed the United States' lead in expanding offerings in the areas of tooth whitening. Leading the way in both the professional dentist and retail segments have been United States based companies seeking to expand their distribution. Impeding these efforts has been the inability of many of these companies to fully understand the differences from both a distribution and a regulatory standpoint that apply in each of the European and Asian markets. Notwithstanding the formation of the European Union and its efforts to standardize regulatory and business practices throughout Europe, these practices in reality vary widely from country to country. In addition, unlike the United States market where pharmacies and supermarkets have become homogenized as to retail product offerings and pricings, most companies in Europe need to distinguish between the locally owned pharmacy and the supermarket chains with regard to product brands and pricing offered. We have not targeted our over-the-counter products at the supermarket channels, where our products would face price competition from United States whitening products such as Crest Whitestrips, but rather at the specialty pharmacy market that’s still thrives throughout Europe. As a result, we believe that CleverWhite is able to maintain higher perceived value within its target market.

Competition in the professional dentist products comes primarily from the larger United States based competitors including Brite-Smile, Rembrandt (now a subsidiary of Gillette Company, Inc.) and Zoom. All three of these companies offer light and whitening solutions to the professional dentist community. Despite our competition's advantage with respect to size, resources and name recognition, we have continued to build market share for the following reasons:

•	Better combined pricing strategy than the competition when considering net cost for whitening materials and initial cost of light.
•	Dual purpose light to maximize value of initial investment.
•	Ease of use from automated functionality of light, speed and gel application method.
•	Superior gel formulation which maximizes performance while minimizing sensitivity.
•	Home maintenance kit for improved patient satisfaction.

Regulatory Issues

As we market dental products which are legally defined to be medical devices, we are considered to be a medical device manufacturer and as such we are subject to the regulations of, among other governmental entities, the United States Food and Drug Administration (the "FDA") and the corresponding agencies of the states and foreign countries in which we sell our products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters. A failure to comply with such regulations could have material adverse effects on our business.

The Federal Food, Drug and Cosmetic Act ("FDC Act") regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, pre-market notification and adherence to the Quality System Regulation ("QSR") as well as medical device reporting, labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of pre-market approval or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive pre-market approval by the FDA pursuant to a pre-market approval application ("PMA") to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

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

We have received approval from the FDA to market our RemeCure CL15 dental curing lamp in the United States. We submitted our application for approval on FDA Form 510(k) on October 30, 2002 and received FDA approval for this product on January 9, 2003. None of our other products have FDA approval for marketing in the United States. We intend to file applications for approval on FDA Form 510(k) for MetaTray™, iWhite™ and RemeSmile™ during our fiscal year ending March 31, 2006, if such approval is required under the FDA.

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

Costs and Effects of Compliance with Environmental Laws and Regulations

We are not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property which could lead to liability as a landowner. Therefore, we do not anticipate that there will be any substantial costs associated with the compliance of environmental laws and regulations.

Employees

We currently retain 21 full-time employees in Belgium. We currently have no employees in the United States. We currently have one employment agreement with Philippe Van Acker, our Chief Financial Officer. We have no other employment agreements with our employees. We believe that our employee relationships are satisfactory. Long term, we will attempt to hire additional employees as needed based on our growth rate.

ITEM 2 - DESCRIPTION OF PROPERTY

We lease a 26,915 square foot office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of (Euro) 6,560 per month ($8,505 per month at March 31, 2005). In addition, we are responsible for the payment of annual real estate taxes on the property that totaled (Euro) 3,245 ($4,207) for calendar year 2004.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to any material legal proceeding.

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

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the over-the-counter Bulletin Board under the symbol "REMI.OB." Prior to June 3, 2005, our common stock is traded on the over-the-counter Bulletin Board under the symbol REMM.OB and prior to September 1, 2001 our common stock was traded on the pink sheets included under the symbol REMM.

The following table shows the range of the high and low bid for our common stock as reported by the over-the-counter Bulletin Board for the time periods indicated without giving effect to a 20 for 1 reverse stock split effective June 3, 2005.

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

Stockholders

As of March 31, 2005, the number of stockholders of record was 435 not including beneficial owners whose shares are held by banks, brokers and other nominees. The Company estimates that it has approximately 650 stockholders in total.

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

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, we authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. This action was disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005. As of July 13, 2005, no options have been issued under the 2004 Incentive and Statutory Stock Option Plan.

Recent Sales of Unregistered Securities

On October 30, 2003, the Company sold 18,750 shares of common stock to one accredited United States investor not affiliated with the Company for $1.60 per share for total proceeds of $30,000. The issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

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

On March 23, 2004, the Company issued 20,500 shares of its common stock, which had been recorded as common stock subscribed as of April, 2002, to A. Rubin and 7,259 shares of common stock, which had been recorded as common stock Subscribed as of April, 2002, to J.Siegel to settle an outstanding debt in the amount of approximately $61,602 owed to Messrs. Rubin And Siegel owed for accounting services provided to the Company by their now defunct accounting firm, Rubin & Siegel. Of the 7,259 shares to be issued to J. Siegel, 241 of these shares were never issued and the subscription has been cancelled by the Company. The issuances consisted of restricted securities bearing the Rule 144 legend and were exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2).

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

On June 3, 2005, we consummated the acquisition of the remaining 78% of our subsidiary, Remedent N.V., and issued 7,715,703 post -split shares of our restricted common stock in exchange for all of the issued and outstanding shares of Remedent N.V. owned or controlled by our executive officers. As a result of this acquisition, Remedent N.V. is now our wholly-owned subsidiary.

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

Conversion of Foreign Currencies

The reporting currency for our consolidated financial statements is the United States dollar. The functional currency for our European subsidiary, Remedent N.V. is the Euro. We translate foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities whose functional currency is other that the United States dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' deficit.

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

General and administrative costs for the years ended March 31, 2005 and 2004 were $2,578,274 and $1,828,383 respectively, an increase of $749,918 or 41%. As a percentage of sales, general and administrative expenses increased from 35% of sales for the year ended March 31, 2004 to 36% of sales for the year ended March 31, 2005. The increase in general and administrative costs as a percentage of net sales reflects our investment in corporate governance and instituting improvements in financial reporting and internal control resulting in increased expenditures for legal and financial consulting of $90,000. In addition, the increase in general and administrative costs included an additional $482,000 in personnel costs for the year ended March 31, 2005 related to expanded product development and sales activities as compared the personnel costs for the year ended March 31, 2004. Also, travel expenditures increased $90,000 for the year ended March 31, 2005 as compared to the year ended March 31, 2004 as a result of increasing sales and corporate management activities.

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

Liquidity and Capital Resources

For the last three fiscal years, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which has experienced substantial growth and recently has achieved positive operating income. In order for Remedent to continue the expansion of its product line and customer base, as well as establish operations in new markets, including establishment of a sales and distribution capability in the United States, we will require additional financing either in the form of additional debt or through the sale of additional equity securities.

In August 2005, we received a letter from the Securities and Exchange Commission regarding questions and comments related to our annual report on Form 10-KSB for the year ended March 31, 2005 filed on July 14, 2005. The letter addressed an issue related to our presentation of the effect of exchange rate changes on cash and cash equivalents and our compliance with SFAS 95 which discusses presentation of foreign currency exchange rate changes on the Statement of Cash Flows. Upon investigation, it was determined that we had not properly presented the effect of exchange rate changes on cash and cash equivalents for the year ended March 31, 2005 resulting in an overstatement of the effect of exchange rate changes on cash and cash equivalents of $34,991. In addition, as a result of the restatement, for the year ended March 31, 2005 net cash provided by operations increased by $50,178, net cash provided by investing activities increased $24,768 and net cash used by financing activities increased $39,956. The primary effects of the restatement are discussed in “Notes to Consolidated Financial Statements—Note 3—Restatement- March 31, 2005." The following discussion and analysis gives effect to the restatement.

Our balance sheet at March 31, 2005 reflects cash and cash equivalents of $40,442 as compared to $172,382 as of March 31, 2004, a decrease of $131,940. Net cash provided by operations was $633,908 for the year ended March 31, 2005 as compared to net cash used in operations of $536,471 for the year ended March 31, 2004. The increase in net cash provided from operations for the year ended March 31, 2005 as compared to the year ended March 31, 2004 is attributable primarily to the reductions in the amount of cash generated by current period operating income required to support accounts receivable and inventory balances. This is evidenced by an increase in accounts receivable of $115,185 during the year ended March 31, 2005 as compared to an increase in accounts receivable of $1,106,336 for the year ended March 31, 2004, and an increase in inventories during the year ended March 31, 2005 of $101,318 as compared to an increase in inventories of $343,165 during the year ended March 31, 2004. Partially offsetting the foregoing reductions in cash resources to support accounts receivable and inventories was an increase in prepaid expenses of $166,473 for the year ended March 31, 2005 as compared to a decrease in prepaid expenses of $17,301 for the year ended March 31, 2004, primarily the result of increases in recoverable VAT taxes ($76,493), prepaid Belgium income taxes ($64,825) and prepayments to suppliers for components and other services ($18,827).

Net cash provided by investing activities was $36,749 for the year ended March 31, 2005 as compared to net cash used in investing activities of $68,558 for the year ended March 31, 2004. On October 8, 2004, we obtained a new line of credit facility with a new Belgian bank which no longer required the (Euro) 235,000 ($288,651 at March 31, 2004) in fixed income securities that had collateralized our previous line of credit. This investment was sold at cost during the quarter ended March 31, 2005 and the proceeds used for general working capital purposes. Cash used in investing activities included $70,299 for the purchase of manufacturing equipment used to expand our manufacturing and assembly capabilities as well as office equipment for additional personnel hired during the year. In addition, in October 2004, we invested $65,000 to acquire from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently under development. In September 2004, we paid to Lident N.V., a company controlled by Mr. De Vreese, our Chairman, a refundable deposit of (Euro) 100,000 ($129,650) in consideration for an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product which Lident had rights to prior to Mr. De Vreese’ association with us. This advance is subject to our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to us for additional consideration of (Euro) 100,000 ($129,650) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full by Lident. The consideration we had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident will not profit from the exercise of the option. Furthermore, at a meeting of our Board of Directors on July 13, 2005, the Board accepted Lident's offer to facilitate an assignment of Lident's intellectual property rights to the technology to us in exchange for the reimbursement of Lident's actual costs incurred relating to the intellectual property. Consequently, if we exercise the option, it is anticipated that all future payments, other than the reimbursement of costs, would be paid directly to the original inventors and not to Lident.

Net cash used by financing activities was $866,945 for the year ended March 31, 2005 as compared to net cash provided by financing activities of $767,681 for the year ended March 31, 2004. The increase in net cash used in financing activities is attributable to our improved cash flow which allowed us to reduce our bank line of credit by $822,097 for year ended March 31, 2005 as well as reduce the balance due on three loans payable to unrelated parties by $197,111 and make repayments under new loans borrowed during the year ended March 31, 2005 of $105,535. These reductions in outstanding debt were partially offset by our obtaining a two installment loans from a Belgium bank including one in October 2004 in the original principal amount of (Euro) 150,000 ($201,750) payable in 12 equal monthly installments of (Euro) 12,783 ($17,193) and one in January 2005 in the original principal amount of (Euro) 50,000 ($64,825) payable in 12 equal monthly installments of (Euro) 4,166 ($5,402).

On October 8, 2004, we obtained a new line of credit facility with a new Belgian bank for (Euro) 1,050,000 (US $1,361,325 at March 31, 2005) line of credit, replacing our prior facility, which no longer required as collateral the fixed income securities or the guarantee of Mr. De Vreese, the Company’s Chairman. This new line of credit consisted of a (Euro) 800,000 ($1,037,200) credit line based on the eligible accounts receivable and a (Euro) 250,000 ($324,125) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of March 31, 2005, we had no advances outstanding under this line of credit facility. Interest chargeable on the general line of credit was 4.61% at March 31, 2005. As of May 3, 2005, the bank agreed to increase the general line of credit to (Euro) 500,000 ($648,250) and decrease the credit line based on the eligible accounts receivable to (Euro) 550,000 ($713,075). All other terms and conditions remained unchanged.

On March 23, 2004, we borrowed $100,000 from the Christopher T. Marlett Living Trust pursuant to the terms of a Convertible Promissory Note and Security Agreement with the Christopher T. Marlett Living Trust. Interest accrues on the loan balance at the rate of 10% per annum, compounding annually. The Note was scheduled to mature on September 30, 2004 and was secured by a Financing Statement on Form UCC-1 on all of our assets. Upon completion of a successful restructuring, the debt was to convert into two percent of our outstanding shares immediately following such restructuring. Upon successful completion of our restructuring on June 3, 2005, this $100,000 convertible note payable automatically converted to 197,839 shares of common stock. As of June 3, 2005, accrued interest on the note was $11,173, resulting in an effective conversion price of $0.57 per share. In accordance with Emerging Issues Task Force

("EITF") consensus on Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we will recognize the value of the beneficial conversion feature equal to the difference between the effective conversion price, $0.56 per share, and the fair market value of our common stock as of the date of the note was issued ($1.60 per share as of March 23, 2004) as additional interest expense as of the date of the conversion, not to exceed the amount of the proceeds received from the note. Accordingly, we will record $100,000 in additional non cash interest expense as of June 3, 2005.

Also upon completion of the restructuring, MDB, for financial advisory services rendered to us, was entitled to receive shares of our common stock equal to 2.5% of our issued and outstanding shares as of June 3, 2005 and five year common stock purchase warrants equal to another 2.5% of our outstanding shares as of June 3, 2005 that will be exercisable beginning ninety (90) days after June 3, 2005 with an exercise price of $1.20 per share. Accordingly, as of June 3, 2005, we were obligated to issue to MDB or its designee, 247,298 shares of the Company’s common stock and 247,298 five year common stock purchase warrants. The market value of our common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB Capital of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.52, a risk free interest rate of 6.0% and an expected life for the warrants of five years, is $1.49 per warrant, for a total of $368,474 for the warrants. Accordingly, we will recognize a non-cash restructuring expense as of June 3, 2005 of $764,151.

As of July 8, 2005 we had accepted subscriptions from accredited investors to purchase an aggregate of 2,110,000 Units representing total gross proceeds of $3,165,000 in cash in connection with the Company's private placement of 2,666,667 Units for an aggregate offering price of $4,000,000 (the "Offering"). Each unitconsisting of one share of our common stock and one common stock purchase warrant (the "Units") at a price of $1.50 per Unit. We engaged MDB Capital Group LLC, as our exclusive agent to offer the Units (the "Placement Agent"). The Placement Agent is entitled to a Placement Agent’s Fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units together with a five year warrant to purchase up to ten percent (10%) of the number of Units sold in the Offering at an exercise price of $1.50 per Unit. Moreover, we agreed to reimburse the Placement Agent for its out-of-pocket expenses related to the Offering and to register with the Commission the Placement Agent’s warrants together with the Shares and Warrants issued to investors in the Offering. We have also agreed to indemnify the Placement Agent against various liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments the Placement Agent may be required to make in respect of any of those liabilities.

We have further agreed to file a registration statement with the Commission on or before August 5, 2005, registering the shares underlying the Units and warrants for resale. In the event that we fail to file the registration statement on or before August 5, 2005 (the "Filing Deadline") or in the event that the registration statement is not declared effective on or before November 3, 2005, then we have agreed to pay liquidated damages in an amount equal to 1.5% of the amount invested for each month beyond the Filing Deadline until we file the registration statement or beyond November 3, 2005 until the registration statement has been declared effective by the Commission.

Our strategy is to utilize the funds from the private placement of the Units to launch new products for the professional dentist teeth whitening and over-the-counter markets for which development has been substantially completed. These product launches will include our existing markets in Europe and Asia, as well as an initial introduction of our products in the United States market.

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

Risks Relating To Our Business

We have a history of losses and we could suffer losses in the future.

With the exception of a small profit of $16,149 on revenue of $5,234,855 for the fiscal year ended March 31, 2004, we have incurred substantial losses. Our losses were $1,963,806 on revenue of $733,853 for the fiscal year ended March 31, 2002; $1,006,374 on revenue of $1,969,144 for the fiscal year ended March 31, 2003; and $103,428 on revenues of $7,072,300 for the fiscal year ended March 31, 2005.

Although we have experienced substantial growth in our revenues since 2002, we cannot assure you that we will attain sustainable profitability on a quarterly or annual basis in the future. We expect to continue to incur increasing cost of revenues, research and development expenses, sales and marketing and general and administrative expenses commensurate with our growth in revenue. In order to achieve and sustain profitability, we will need to generate and sustain increased revenues.

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

During the quarter ending June 30, 2005, we anticipate recording a non-cash compensation expense of approximately $765,000 relating to the issuance of shares and warrants to our financial advisor for services rendered in connection with our corporate restructuring and additional non-cash interest expense of approximately $100,000 in connection with the conversion of a convertible note that will have a substantial adverse affect on our net income for the period.

The government extensively regulates our products and failure to comply with applicable regulations could result in fines, suspensions, seizure actions, product recalls, injunctions and criminal prosecutions.

Before most medical devices can be marketed in the United States, they are required by the United States Food and Drug Administration ("FDA") to secure either clearance of a pre-market notification pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act ("FDC Act") (a "510(k) Clearance") or approval of a pre-market approval application ("PMA"). Obtaining approval of a PMA application can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. As discussed more specifically under the subsection title "Regulatory Issue," most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device's approved or cleared application.

We have received approval from the FDA to market our RemeCure dental curing lamp in the United States. We submitted our application for approval on FDA Form 510(k) on October 30, 2002 and received FDA approval for this product on January 9, 2003. None of our other products have FDA approval for marketing in the United States. Although we intend to file applications for FDA approval for the following products: MetaTray™ and iWhite™ this fiscal year, there is no assurance that our applications will be approved by the FDA. If we are unable to obtain FDA approval, we will be unable to sell our products in the United States.

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

A control group of customers account for a significant portion of our sales and since we do not have long term purchase commitments from our customers our revenues will be adversely affected by any loss of such customers.

We have one controlled group of customers whose sales have exceeded 30% of our total revenues for the last two fiscal years. This number represents the collective sales for the group Omega Pharma, which includes Omega Pharma NV (Belgium), Chefaro UK, Ltd, Chefaro Espanola SA, Chefaro Nederland BV, Chefaro Portuguesa and Deutsche Chefaro Pharma GmbH. Our customers generally do not provide us with firm, long-term volume purchase commitments. We make significant decisions based our estimates of customer requirements. There is no assurance that our distributors will continue to purchase our products or will perform as expected and we may experience lengthy delays and incur substantial costs if we are required to replace distributors in the future. If we lose any of our significant customers, our revenues and results of operations could be adversely affected.

We do not have long term commitments from our suppliers and manufacturers.

We may experience shortages of supplies and inventory because we do not have long-term agreements with our suppliers or manufacturers. The success of our Company is dependent on our ability to provide our customers with our products. Although we manufacture most of our products, we are dependent on our suppliers for component parts which are necessary for our manufacturing operations. In addition, certain of our present and future products and product components are (or will be) manufactured by third party manufacturers. Since we have no long-term contracts or other contractual assurances with these manufacturers for continued supply, pricing or access to component parts, no assurance can be given that such manufacturers will continue to supply us with adequate quantities of products at acceptable levels of quality and price. While we believe that we have good relationships with our suppliers and our manufacturers, if we are unable to extend or secure manufacturing services or to obtain component parts or finished products from one or more manufacturers on a timely basis and on acceptable terms, our results of operations could be adversely affected.

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a highly competitive environment. In addition, the competition in the market for teeth whitening products and services may intensify in the future as we enter into the United States market. There are numerous well-established companies and smaller entrepreneurial companies based in the United States with significant resources who are developing and marketing products and services that will compete with our products. In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources. These resources may make it difficult for us to compete with them in the development and marketing of our products, which could harm our business.

Our success will depend on our ability to update our technology to remain competitive.

The dental device and supply industry is subject to technological change. As technological changes occur in the marketplace, we may have to modify our products in order to become or remain competitive. While we are continuing our research and development in new products in efforts to strengthen our competitive advantage, no assurances can be given that we will successfully implement technological improvements to our products on a timely basis, or at all. If we fail to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline which could adversely affect our cash flows, liquidity and operating results.

We depend on market acceptance of the products of our customers. If our products do not gain market acceptance, our ability to compete will be adversely affected.

We are working on launching three new products: MetaTray™, iWhite™ and RemeSmile ™. Our success will depend in large part on our ability to successfully market our line of products and our ability to receive all regulatory approvals. Although we intend to differentiate our products from our competitors by targeting different channels of distribution, no assurances can be given that we will be able to successfully market our products or achieve consumer acceptance. Moreover, failure to successfully develop, manufacture and commercialize our products on a timely and cost-effective basis will have a material adverse effect on our ability to compete in our targeted market segments. In addition, medical and dental insurance policies generally do not cover teeth whitening procedures, including our products, which may have an adverse impact upon the market acceptance of our products.

Failure to meet customers’ expectations or deliver expected performance of our products could result in losses and negative publicity, which will harm our business.

If our products fail to perform in the manner expected by our customers, then our revenues may be delayed or lost due to adverse customer reaction, negative publicity about us and our products, which could adversely affect our ability to attract or retain customers. Furthermore, disappointed customers may initiate claims for substantial damages against us, regardless of our responsibility for such failure.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

Although we have not been a party to any product liability lawsuits and are currently not aware of any anticipated product liability claims with respect to our products, the nature of our business exposes us to product liability lawsuits arising out of the commercialization of our products. In the future, an individual may bring a liability claim against us if one of our products causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim or our product liability coverage in the United States, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	injury to our reputation;
•	costs of related litigation;
•	substantial monetary awards to customers;
•	product recalls;
•	loss of revenue; and
•	the inability to commercialize our products.

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

It may be difficult to enforce a United States judgment against us, our officers and directors and some of the experts named in this Prospectus, or to assert United States securities laws claims in Belgium and to serve process on substantially all our of our directors and officers and these experts.

A majority of our directors, all of our executive officers and some of the experts named in this Prospectus are nonresidents of the United States. A substantial portion of our assets and all or a substantial portion of the assets of these officers and directors and experts are located outside of the United States. As a result, it may be difficult to effect service of process within the United States with respect to matters arising under the United States securities laws or to enforce, in the United States courts, judgments predicated upon civil liability under the United States securities laws. It also may be difficult to enforce in Belgium, in original actions or in actions for enforcement of judgment of United States courts, civil liabilities predicated upon United States securities laws.

If we are unable to protect our intellectual property rights or our intellectual property rights are inadequate, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.

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

In addition, if our intellectual property rights are inadequate, we may be exposed to third-party infringement claims against us. Although we have not been a party to any infringement claims and are currently not aware of any anticipated infringement claim, we cannot predict whether third parties will assert claims of infringement against us, or whether any future claims will prevent us from operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. In addition, if a third party successfully asserts an infringement claim against us and we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

If we are unable to meet customer demand or comply with quality regulations, our sales will suffer.

We manufacture many of our products at our Deurle, Belgium production facilities. In order to achieve our business objectives, we will need to significantly expand our manufacturing capabilities to produce the systems and accessories necessary to meet demand. We may encounter difficulties in scaling-up production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel. In addition, our manufacturing facilities are subject to periodic inspections by foreign regulatory agencies. Our success will depend in part upon our ability to manufacture our products in compliance with regulatory requirements. Our business will suffer if we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements.

We are dependent on Guy De Vreese, our Chairman, and/or Robin List, our Chief Executive Officer, and any loss of such key personnel could result in the loss of a significant portion of our business.

Our success is highly dependent upon the key business relations and expertise of Guy De Vreese, our Chairman, and/or Robin List, our Chief Executive Officer. Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business. The loss of service of our Chairman and/or Chief Executive Officer along with the loss of their numerous contacts and relationships in the industry would have a material adverse effect on our business. We do not have employment agreements with Guy De Vreese or Robin List.

Substantially all of our assets are secured under a credit facility with Fortis Bank, a bank located outside of the United States, and in the event of default under the credit facility we may lose all of our assets.

On October 8, 2004, Remedent, N.V. obtained a new line of credit facility with Fortis Bank, a Belgian bank, which consisted of a (Euro) 800,000 (US $1,037,200) credit line based on the eligible accounts receivable and a (Euro) 250,000 (US $324,125) general line of credit. This line of credit facility was secured by the assets of the Company. As of May 3, 2005, the Company and the bank agreed to increase the general line of credit to (Euro) 500,000 ($648,250) and decrease the credit line based on the eligible accounts receivable to (Euro) 550,000 ($713,075). As of March 31, 2005, Remedent N.V. had no advances outstanding under this line of credit facility. Although we do not anticipate defaulting on the credit facility, upon the occurrence of an event of default, Fortis Bank will have a right to foreclose on all of the assets of the Company.

We may not be able to secure additional financing to meet our future capital needs.

We anticipate needing significant capital to introduce new products, further develop our existing products, increase awareness of our brand names and expand our operating and management infrastructure as we grow sales in Europe, Asia and South America and potentially launch sales and distribution activities in the United States. We may use capital more rapidly than currently anticipated. Additionally, we may incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our results of operations may be adversely impacted by currency fluctuations.

We currently have operations in Belgium and distributors in Europe, the Middle East, South America and Asia. A significant portion of our revenue is in currencies other than United States dollars, primarily in Euros. Because our financial statements are reported in United States dollars, fluctuations in Euros against the United States dollar may cause us to recognize foreign currency transaction gains and losses, which may be material to our operations and impact our reported financial condition and results of operations.

Substantially all of our operations are located outside of the United States, substantially all of our sales are generated outside of the United States and substantially all of our assets are located outside of the United States, subjecting us to risks associated with international operations.

Our operations are in Belgium and 99% of our sales for the fiscal year end March 31, 2005 were generated from customers outside of the United States. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products. In addition, we are subject to risks inherent in international business activities, including:

•	difficulties in collecting accounts receivable and longer collection periods,
•	changes in overseas economic conditions,
•	fluctuations in currency exchange rates,
•	potentially weaker intellectual property protections,
•	changing and conflicting local laws and other regulatory requirements,
•	political and economic instability,
•	war, acts of terrorism or other hostilities,
•	potentially adverse tax consequences,
•	difficulties in staffing and managing foreign operations, or
•	tariffs or other trade regulations and restrictions.

If we cannot build and maintain strong brand loyalty our business may suffer.

We believe that the importance of brand recognition will increase as more companies produce competing products. Development and awareness of our brands will depend largely on our ability to advertise and market successfully. If we are unsuccessful, our brands may not be able to gain widespread acceptance among consumers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

Risks Relating To Our Common Stock

There is a limited public trading market for our common stock.

Our Common Stock presently trades on the Over-The-Counter Bulletin Board under the symbol "REMI.OB." We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares acquired in this offering at the price you paid or otherwise. We also cannot assure you that any other market will be established in the future. The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

The ownership of our stock is highly concentrated in our management.

As of July 8, 2005, our present directors and executive officers, and their respective affiliates beneficially owned approximately 66.62% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days of July 8, 2005. As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

We have a substantial number of shares authorized but not yet issued.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of common stock and 10,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common stock and preferred stock and to issue options and warrants to purchase shares of our common stock and preferred stock without stockholder approval. Future issuance of common stock and preferred stock could be at values substantially below current market prices and therefore could represent further substantial dilution to our stockholders. In addition, the Board could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval.

We have historically not paid dividends and do not intend to pay dividends.

We have historically not paid dividends to our stockholders and management does not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. The Company intends to retain future earnings, if any, for use in the operation and expansion of our business.

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

Person	Age	Position
Guy De Vreese	50	Chairman
Robin List	34	Director, Chief Executive Officer
Philippe Van Acker	40	Chief Financial Officer and Assistant Secretary
Stephen Ross	46	Director, Secretary
Fred Kolsteeg	62	Director

Guy De Vreese, Chairman. From April 1, 2002, Mr. De Vreese has served as our Chairman of the Board. From June 2001 Mr. De Vreese has also served as President of Remedent N.V. Mr. De Vreese served as President of DMDS, Ltd., a European subsidiary of Dental & Medical Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment. In August 1996, Mr. De Vreese founded DMD N.V., a Belgian company that was the independent European distributor for DMDS products and was its Chief Executive Officer until DMD purchased its distribution rights in April 1998. From 1998 to the present , Mr. De Vreese has worked as CEO of Lident, N.V., a Belgian company that merged with DMD. From October 2002 to the present, Mr. De Vreese has served as director of Lident, N.V. and Lausha, N.V. Mr. De Vreese also served as a consultant providing services to DMDS, Ltd. from February 1999 to June 2001.

Robin List, Director and Chief Executive Officer. From April 1, 2002, Mr. List has served as our CEO and as a director. From April 2001, Mr. List has served a director of Remedent N.V. From January 1998 through April 2001, Mr. List was a director of New BitSnap N.V., a Belgian company. In this position Mr. List consulted for DMDS Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment. From August 1995 to January 1998 Mr. List served as commercial director for WAVE Imaging B.V. a Dutch based company that provided digital services. Mr. List resides in Belgium.

Philippe Van Acker, Chief Financial Officer and Assistant Secretary. Mr. Van Acker was appointed as our Chief Financial Officer as of March 30, 2005. From July 2001 to March 30, 2005, Mr. Van Acker has served as a director of the Company’s subsidiary, Remedent N.V. where he has also served as financial controller. From 1999 to 2001, Mr. Van Acker served as Director of Finance for DMDS, Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment. From 1992 to 1999, Mr. Van Acker held various positions with Pfizer Medical Technology Group. The Company has an employment agreement with Mr. Van Acker dated as of June 8, 2001.

Stephen Ross, Director and Secretary. Mr. Ross has served as a director and Chief Financial Officer of the Company since August 2001 and as our Secretary since April 2002. From February 1998 through January 2001, Mr. Ross was CFO of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment and declared bankruptcy in July 2001. Commencing in 1996 and terminating February 1998, Mr. Ross served as a senior management consultant with Kibel and Green, a corporate restructuring and management firm. Prior to working for Kibel and Green, Mr. Ross served as CFO and co-founder of a personal care company, and as tax manager with an accounting firm. Mr. Ross resides in Los Angeles, California. Since April 2003, Mr. Ross has worked as CEO of IMDS, LLC, which is a United States distributor for the Company.

Fred Kolsteeg, Director. Mr. Kolsteeg has served as a director of the Company since May 2002. Since 1996, Mr. Kolsteeg has served as the president of WAVE Communications, a Dutch based advertising agency. Prior to founding WAVE in 1996, he founded several other advertising agencies such as ARA, Team and Team Saatchi. Mr. Kolsteeg has also worked at Phillips and Intermarco Publicis. Mr. Kolsteeg is the Chief Executive Officer and director of Kolsteeg Beleggingsmaatschappij B.V. and PureWhite International BV. Mr. Kolsteeg resides in Holland.

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

			Annual Compensation		Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual compensation ($)	Restricted stock award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP pay-outs ($)	All other compensation ($)

Guy DeVreese,(1)	2005	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$225,000(2)
Chairman, CEO	2004	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$214,000(2)
of Remedent N.V.	2003	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$132,000(2)

Robin List,(3) Director	2005	$188,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
CEO	2004	$169,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
	2003	$110,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-

Philippe Van Acker,	2005	$105,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
CFO(6)	2004	$ 94,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
	2003	$ 83,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-

Stephen F. Ross,(5)	2005	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
Director,	2004	$60,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
Secretary	2003	$28,951	$-0-	$-0-	$-0-	50,0004)	$-0-	$-0-

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

Employment Agreements

We currently have only one employment agreement with our executive officers and that is with Mr. Philippe Van Acker, our Chief Financial Officer. We do not currently have any other employment agreements with our executive officers. However, we anticipate having employment contracts with executive officers and key personnel as necessary, in the future.

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

Beneficial owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Guy De Vreese, Chairman (2) Xavier de Cocklaan 42 9831 Deurle, Belgium	7,456,919	59.62%
Robin List, CEO, Director (3) Xavier de Cocklaan 42 9831 Deurle, Belgium	782,827	6.26%
Philippe Van Acker, CFO (4) Xavier de Cocklaan 42 9831 Deurle, Belgium	10,000	*
Stephen Ross, Secretary, Director (5) 1921 Malcolm #101 Los Angeles, CA 90025	64,495	*

Beneficial owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Fred Kolsteeg (6) Managelaantje 10 3062 CV Rotterdan The Netherlands	110,000	*
All Officers and Directors as a Group (4 persons)	8,424,241	66.62%
Austin W. Marxe and David M. Greenhouse (7) 153 East 53rd Street, 55th FL New York, NY 10022	3,333,334	23.62%
MDB Capital Group LLC (8) 401 Wilshire Blvd. Suite 1020 Santa Monica, CA 90401	507,972	3.96%
Christopher A. Marlett (9) 401 Wilshire Blvd. Suite 1020 Santa Monica, CA 90401	1,042,721	7.97%

*	Less than one percent

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

(2)

Guy De Vreese holds 53,000 shares in his own name, including 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; 239,248 shares of common stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese, including warrants to purchase 1,320 shares of common stock with the exercise price of $10.00; 7,164,671 shares of common stock held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese, including 8,670 shares of common stock underlying warrants which became exercisable on August 21, 2002 and have the exercise price of $10.00 per share.

(3)	Includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share.

(4)	Includes 10,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share.

(5)

Includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share and 12,500 shares of common stock underlying options which vested on April 8, 2004 and have an exercise price of $2.00 per share.

35

(6)

Consists of 50,000 shares of common stock held in his own name, including 5,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share, 60,000 shares of common stock held by Kolsteeg Beleggingsmaatschappij B.V., a Dutch company of which Fred Kolsteeg is the principal, including 10,000 shares of common stock underlying warrants held by Kolsteeg Beleggingsmaatschappij B.V. with an exercise price of $10.00 per share.

(7)

Consists of 1,666,667 shares of common stock of the Company held by Special Situations Private Equity Fund, L.P. ("SSF Private Equity") and warrants to purchase 1,666,667 shares of common stock held by SSF Private Equity. MG Advisers, L.L.C. ("MG) is the general partner and investment adviser to SSF Private Equity. Austin W. Marxe and David M. Greenhouse are the principal owners of MG. Through their control of MG, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of SSF Private Equity.

(8)

Consists of 111,286 shares of common stock and 111,286 shares of common stock underlying warrants to purchase the Company’s common stock exercisable for five years at an exercise price of $1.20 per share issued for financial advisory services in connection with the restructuring of the Company completed on June 3, 2005 and; 285,400 shares of common stock underlying warrants (representing 10% of the units subscribed to date of July 8, 2005) authorized to be issued in conjunction with a private placement each unit exercisable at $1.50 per Unit consisting of one share of the Company’s common stock and a warrant exercisable for five years to purchase an additional share of the Company’s common stock at an exercise price of $1.75.

(9)

Consists of 197,839 shares of common stock held in the name of the Christopher Marlett Living Trust acquired by conversion of a $100,000 note payable on June 3, 2005 which required automatic conversion contingent upon successful completion of any corporate restructuring, 100,155 shares of common stock and 100,155 shares of common stock underlying warrants to purchase the Company's common stock exercisable for five years at an exercise price of $1.20 per share issued for financial advisory services in connection with the restructuring of the Company completed on June 3, 2005, 136,600 shares of common stock underlying warrants (representing 10% of the units subscribed to date of July 8, 2005) authorized to be issued in conjunction with a private placement each unit exercisable at $1.50 per Unit consisting of one share of the Company’s common stock and a warrant exercisable for five years to purchase an additional share of the Company’s common stock at an exercise price of $1.75 and the amounts shown in (8) above in as much as Mr. Marlett is the Managing Principal of MDB Capital LLC.

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

On February 11, 2002, we, through our subsidiary, Remedent N.V., established a line of credit with ING (formerly Bank Brussel Lambert) for €250,000 ($218,100 at March 31, 2002). Due to insufficient assets maintained by Remedent N.V. as of the date of the line of credit, ING imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Remedent N.V. use the line of credit repay in full the €125,000 outstanding balance on BBL's existing line of credit to Dental Marketing Development N.V. ("DMD"), a company owned and operated by Guy De Vreese. Accordingly, Guy De Vreese personally guaranteed the €250,000 BBL line of credit, including pledging as collateral specific investments owned by Mr. De Vreese valued at approximately $250,000, and Remedent N.V. drew €125,000 from this line of credit to advance to DMD and booked this amount as an interest-free loan to DMD. DMD must repay this loan (i) if the line of credit is cancelled by BBL due to insufficient security, (ii) if Remedent N.V. finds other facilities to secure payment of Guy De Vreese's funds and no longer needs the line of credit, or (iii) Remedent N.V. is still using the line of credit but has found other facilities to secure payment of Guy De Vreese's funds. Remedent N.V. did not take any procedural steps to insure fairness in the terms of this transaction to the Company or to Remedent N.V. DMD later merged with Lident N.V. Effective July 13, 2005, our Board of Directors approved the repayment of the advance to DMD in exchange for 93,533 shares of our common stock at $1.50 per share, based upon a principal amount of €115,000 and a conversion rate of $1.22 to the Euro. The transaction was approved by the disinterested directors with Mr. De Vreese abstaining from the vote.

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

On March 23, 2004, we issued 100,000 shares of our common stock to Lident N.V., a Belgium corporation partly owned and controlled by Guy De Vreese, our Chairman of the Board, and 50,000 shares of common stock to Robin List, our Chief Executive Officer. These shares were issued pursuant to an agreement dated March 20, 2002 with New BitSnap, N.V., a predecessor company of Lident N.V., who was to receive 150,000 shares of our common stock in repayment of a debt of $240,000 owed to New BitSnap, N.V. consisting of $201,000 in consulting services and $39,000 in advanced expenses from March 1, 2001 through March 31, 2002. The consulting services consisted of the set-up and implementation of Remedent N.V. and were provided pursuant to an oral agreement, prior to Mr. De Vreese becoming an officer and director of Remedent USA, Inc. At the request of Lident N.V., 20,000 of the shares due to Lident N.V. were issued to Mr. List to satisfy debts between Lident N.V. and Mr. List.

On March 23, 2004, pursuant to an agreement dated March 20, 2002, we issued 35,625 shares of our common stock to Robin List, our Chief Executive Officer, in repayment of $57,000 in accrued fees for consulting services by Mr. List from March 1, 2001 to March 31, 2002. The consulting services consisted of the set-up and implementation of Remedent N.V. and were provided pursuant to an oral agreement, prior to Mr. List becoming an officer and director of Remedent USA, Inc.

On March 23, 2004, we also issued 25,000 shares of our common stock to Mr. List pursuant to an oral agreement for consulting services valued at $22,700 related to developing the IMDS business concept. The consulting services were for providing Dutch dentists to serve as customers of IMDS and Belgium dentists to work in the Netherlands.

Also pursuant to the March 20, 2002 agreement, on March 23, 2004, we issued 3,000 shares of our common stock to Mr. De Vreese, our Chairman of the Board, in repayment of $30,000 in accrued fees for consulting services by Mr. De Vreese from March 1, 2001 to March 31, 2002. The consulting services were provided prior to Mr. De Vreese becoming an officer and director of Remedent USA, Inc. and pursuant to an oral agreement and consisted of the set-up and implementation of Remedent N.V.

On March 23, 2004, we issued 62,500 shares of our common stock to Lausha N.V., a Belgian company controlled by Guy De Vreese, our Chairman of the Board. Lausha N.V. purchased these shares for $1.60 per share for a total price of $100,000 on January 11, 2002. We used this capital to fund the operations of Remedent N.V.

On March 23, 2004, we issued 1,996 shares of our common stock to Stephen Ross, our Chief Financial Officer at the time, in repayment of a debt consisting of $19,959 and unpaid salary as of March 31, 2003 for his services as Chief Financial Officer.

On March 23, 2004, we issued 47,250 shares of our common stock to Kenneth J. Hegemann, a former director, in repayment of $472,500 of debts owed to Mr. Hegemann and parties affiliated with him. These debts consisted of $195,975 owed to Mr. Hegemann in unpaid salary, $179,473 owed to his wife and our former Chief Executive Officer, Rebecca Inzunza, in unpaid salary, $8,914 owed to his son, Robert Hegemann in unpaid salary, $23,353 owed to Mr. Hegemann in interest on these debts, $26,010 owed to CRA Labs, a company controlled by Mr. Hegemann, for expenses advanced by CRA Labs on our behalf, and $26,245 owed to Famcare 2000, a company affiliated with Mr. Hegemann, in connection with the sale of the Remedent Toothbrush division.

Guy De Vreese, our Chairman of the Board, is the managing director of our subsidiary, Remedent N.V. Mr. De Vreese provides his services as Remedent N.V.‘s Managing Director through two companies, Lausha, N.V. and Lident N.V. Lausha, N.V. and Lident N.V. have consulting arrangements with Remedent N.V. that provide Mr. De Vreese’s services and are both companies controlled by Mr. De Vreese. Lausha N.V. and Lident N.V. received a combined total of $214,000 paid in cash and stock as compensation for these services. We expect to pay these companies an aggregate of approximately $ 214,000 in consulting fees for services in fiscal year 2005.

On March 23, 2004, we borrowed $100,000 from the Christopher T. Marlett Living Trust pursuant to the terms of a Convertible Promissory Note and Security Agreement with the Christopher T. Marlett Living Trust. Interest accrues on the unpaid principal at the rate of 10% per annum, compounding annually. The Note matured on September 30, 2004 and is secured by all of our assets. The Note is convertible into common stock as follows: (i) It will automatically convert into that number of shares that will equal two percent of our outstanding shares calculated on a fully diluted basis automatically on the completion of our planned restructuring; or (ii) if on the maturity date, if our planned restructuring is not completed, the note holder, in its discretion, may elect to have the debt converted into that number of shares that will equal two percent (2%) of our outstanding shares as calculated on a fully diluted basis immediately following our planned restructuring. Our planned restructuring consisted of an acquisition of the remaining seventy-eight percent (78%) of Remedent N.V. not owned by us, a one-for-twenty reverse stock split, the working-out of past due obligations for stock and/or cash and the implementation of a stock option plan. Mr. Marlett, the trustee of the Christopher T. Marlett Living Trust, is a partner of MDB Capital Group LLC, a NASD registered broker-dealer that has provided advice to us regarding our restructuring. We used the proceeds of this loan for development expenses associated with the tray-based teeth whitening system and for legal expenses. On June 3, 2005, following completion of our restructuring, we converted the $100,000 note payable to Christopher T. Marlett Living Trust into 197,839 shares of common stock.

In September 2004, we entered into an agreement with Lident N.V., a company controlled by Mr. De Vreese, our Chairman, to obtain an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product for which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese’s association with us. The agreement required us to advance to the inventors through Lident a fully refundable deposit of (Euro) 100,000 ($129,650) subject to our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to us for additional consideration to the inventors of (Euro) 100,000 ($129,650) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full to us by Lident. The consideration we had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident will not profit from the exercise of the option. Furthermore, at a meeting of our Board of Directors on July 13, 2005, we accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to us in exchange for the reimbursement of Lident's actual costs incurred relating to the intellectual property. Consequently, if we exercise the option, it is anticipated that all future payments, other than the reimbursement of costs, would be paid directly to the original inventors and not to Lident.

As part of our corporate restructuring, holders of our debentures in the principal amount of $127,500 agreed to convert this principal plus accrued interest into 695,340 shares of our common stock. These agreements were effective December 31, 2004. The conversion price for this transaction was $.05 per share and the closing bid price for our shares on December 31, 2004 was $.08, and March 22, 2005 was $.045 respectively. The following debenture holders received shares in the conversion of their debt: Edward Quincy (2,030,980 shares); Leon Grothe (143,340 shares); Dr. Timothy Peiper (1,420,820 shares) and Lee Dahl (100,200 shares).

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, we authorized the acquisition of the remaining 78% of our subsidiary, Remedent N.V., that we did not own from Messrs. Guy De Vreese and Robin List, our Chairman and Chief Executive Officer respectively (the "Exchanging Stockholders"), through the issuance of shares of our common stock equal to 78% of our issued and outstanding shares following the completion of the transaction. Mr. De Vreese held his shares in Remedent N.V. in Lausha, N.V., a company he controls. On June 3, 2005, we consummated the acquisition of Remedent N.V. and issued 7,715,703 post- split shares of its restricted common stock to the Exchanging Stockholders in exchange for all of the issued and outstanding shares of Remedent N.V. owned by the Exchanging Stockholders. As a result of this acquisition, Remedent N.V. is a wholly owned subsidiary of the Company as of June 3, 2005.

Since the inception of IMDS, Inc. ("IMDS") in April, 2003, IMDS, a distributor of our products, has purchased inventory valued at approximately $140,000 from us. All inventory was purchased at standard pricing and as of July 2005, approximately $10,000 remains outstanding. Mr. Stephen Ross, one of our directors, is also the Chief Executive Officer of IMDS.

Upon completion of our corporate restructuring, MDB Capital Group LLC, for financial advisory services rendered to us, was entitled to receive shares of our common stock equal to 2.5% of our issued and outstanding shares as of June 3, 2005 and five year common stock purchase warrants equal to another 2.5% of our outstanding shares as of June 3, 2005 that will be exercisable beginning ninety (90) days after June 3, 2005 with an exercise price of $1.20 per share. Accordingly, as of June 3, 2005, we were obligated to issue to MDB Capital Group LLC, or its designee, 247,298 shares of our common stock and 247,298 five year common stock purchase warrants.

In connection with our private placement of up to 2,666,667 Units, each unit consisting of one share of our common stock and one common stock purchase warrant in July 2005 (the "Units"), we engaged MDB Capital Group LLC, as our exclusive agent to offer the Units ("MDB"). MDB is entitled to a placement agent’s fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units together with a five year warrant to purchase up to ten percent (10%) of the number of Units sold in the Offering at an exercise price of $1.50 per Unit. Moreover, we agreed to reimburse MDB for its out-of-pocket expenses related to the sale of the Units and to register with the Commission our shares underlying MDB's warrants.

ITEM 13. EXHIBITS

Exhibit No.	Description
2.1	Stock Exchange Agreement with Resort World Enterprises, Inc.(1)
3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986(1)
3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986(1)
3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987(1)
3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995(1)
3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997(1)
3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998(1)
3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998(1)
3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on July 3, 2005(2)
3.9	Amended and Restated Bylaws (2)
4.1	Specimen of Stock Certificate(7)
4.2	Form of Subscription Agreement (5)
4.3	Form of Warrant (5)

4.4	Form of Registration Rights Agreement (5)
10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001(1)
10.2	2004 Incentive and Nonstatutory Stock Option Plan(6)
10.3	Exchange Agreement by and among Remedent, Inc. and Lausha, N.V. and Robin List dated June 3, 2005(2)
10.4	Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005 (6)
10.5	Exclusive License Agreement between Remedent, Inc. and Dan Darnell dated October 11, 2004(6)
10.6	Amendment to Development Agreement between Remedent, Inc. and P. Michael Williams dated August 4, 2004(6)
10.7	Option Agreement between Remedent, N.V. and Lident NV dated July 6, 2004(6)
10.8	Development Agreement between Remedent, Inc. and P. Michael Williams dated March 15, 2004(6)
10.9	Convertible Promissory Note dated March 23, 2004(3)
10.10	Letter Agreement by and between MDB Capital Group, Inc. and Remedent, Inc. dated September 22, 2003(6)
10.11	Stock Purchase Agreement with Dental Advisors, dated September 14, 2001(1)
10.12	Asset Purchase Agreement for IMDS, dated January 15, 2001(1)
10.13	Stock Purchase Agreement, dated January 11, 2002 (1)
10.14	Stock Purchase Agreement, dated May 1, 2002 (1)
10.15	Securities Purchase Agreement dated July 6, 2005 (5)
10.16	Registration Rights Agreement dated July 6, 2005 (5)
10.17	Warrant dated July 6, 2005(5)
10.18	Employment Agreement between Remedent N.V. and Philippe Van Acker(7)
10.19	Agreement between Remedent N.V. and Omega Pharma NV dated as of September 9, 2003(7)
10.20	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated September 24, 2003(7)

10.21	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated February 4, 2004(7)
10.22	Lease Agreement dated December 20, 2001(7)
14.1	Code of Ethics, adopted March 25, 2003 (4)
21.1	List of Subsidiaries (6)
23.1	Consent of Farber & Hass, LLP
23.2	Consent of PKF Bedrijfsrevisoren, Antwerp, Belgium
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification Pursuant to 18U.S.C. Section 1350

__________________________________________________________

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.
(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.
(3)	Incorporated by reference from Form 10-KSB/A filed with the SEC on February 8, 2005.
(4)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.
(5)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.
(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.
(7)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

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

REMEDENT, INC.

Dated: September 27, 2005	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

Dated: September 27, 2005	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 27, 2005	/s/ Robin List
Robin List – Chief Executive Officer and Director

Dated: September 27, 2005	/s/ Guy DeVreese
Guy DeVreese- Chairman of the Board of Directors

Dated: September 27, 2005	/s/ Stephen Ross
Stephen Ross- Secretary and Director

Dated: September 28, 2005	/s/ Fred Kolsteeg Fred Kolsteeg - Director

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

Antwerp - Belgium,

July 13, 2005, except Note 3 as to which

the date is September 22, 2005

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

REMEDENT , INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended
	March 31, 2005 (Restated)	March 31, 2004 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (103,428)	$ 16,149
Adjustments to reconcile net income (loss)
to net cash provided (used) by operating activities
Depreciation and amortization	34,628	24,637
Inventory reserve	-	28,681
Allowance for doubtful accounts	50,448	(63,264)
Subscribed stock forfeited	(373)
Minority Interest	587,273	591,318
Changes in operating assets and liabilities:
Accounts receivable	(115,185)	(1,106,336)
Inventories	(101,318)	(343,165)
Prepaid expenses	(166,473)	17,301
Other assets		1,790
Accounts payable	184,725	215,205
Accrued liabilities	69,833	81,213
Deferred revenue	18,543	-
Income taxes payable	175,234	-
Net cash provided (used) by operating activities	633,908	(536,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments	299,490	(32,712)
Other prepayments	(127,443)	-
Purchases of equipment	(70,299)	(24,907)
Notes receivable-related party	-	(10,939)
License of patent	(65,000)	-
Net cash provided (used) by investing activities	36,749	(68,558)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and debentures	262,036	280,999
Note payments-unrelated parties	(306,884)	-
Proceeds from (repayments of) line of credit	(822,097)	530,771
Proceeds from sale of common stock	-	45,980
Payments to related parties	-	(90,069)
Net cash provided (used) by financing activities	(866,945)	767,681
NET (DECREASE) INCREASE IN CASH	(196,288)	162,652
Effect of exchange rate changes
on cash and cash equivalents	64,347	9,730
CASH AND CASH EQUIVALENTS, BEGINNING	172,382	-
CASH AND CASH EQUIVALENTS, ENDING	$ 40,442	$ 172,382
Supplemental Information:
Interest paid	$ 54,390	$ 111,118
Income taxes paid	$ 252,330	$ -

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

2.	RESTATEMENT – MARCH 31, 2004

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

	For the years ended March 31, 2004
		Previously
	Restated	Reported
Net Sales	$ 5,234,855	$ 5,234,855
Cost of Sales	2,413,920	2,413,920
Gross Profit	2,820,935	2,820,935
Operating Expenses
Research and Development	90,700	90,700
Sales and Marketing	159,723	159,723
General and Administrative	1,828,383	1,828,383
Impairment loss on IMDS Goodwill	-	-
Depreciation and Amortization	23,540	23,540
TOTAL OPERATING EXPENSES	2,102,346	2,102,346

INCOME (LOSS) FROM OPERATIONS	718,589	718,589

OTHER INCOME (EXPENSES)
Interest/Other Income	19,300	19,300
Interest Expense	(130,422)	(130,422)
TOTAL OTHER INCOME (EXPENSES)	(111,122)	(111,122)

LOSS BEFORE INCOME TAXES	607,467	607,467

MINORITY INTEREST IN REMEDENT N.V.	(591,318)	(639,258)

NET INCOME (LOSS)	$ 16,149	$ (31,791)

LOSS PER SHARE
Basic	$ 0.01	$ 0.00
Fully diluted	$ 0.01	$ 0.00
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	1,963,927	1,587,114
Fully diluted	2,448,856	1,690,995

	March 31, 2004
	Restated	Previously Reported
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 172,382	$ 564
Investments, restricted	288,651	171,818
Accounts receivable, net	1,347,613	1,347,613
Due from related party	147,887	147,887
Inventories, net	431,314	431,314
Prepaid expense	21,742	21,742
Total current assets	2,409,589	2,120,938

PROPERTY AND EQUIPMENT, NET	44,316	44,316

OTHER ASSETS	-	-

TOTAL ASSETS	$ 2,453,905	$ 2,165,254
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Line of Credit	$ 792,343	$ 245,660
Accounts payable	667,961	667,961
Due to related parties	127,960	127,960
Net liabilities of Toothbrush Business to be sold	-
Due to non-related parties	-	744,372
Accrued liabilities	348,491	348,491
Notes payable, unrelated parties	382,546	184,857
Total current liabilities	2,319,301	2,319,301

MINORITY INTEREST IN REMEDENT N.V.	591,318	704,074
STOCKHOLDERS’ DEFICIT:
Common stock $0.001 par value (50,000,000 shares authorized, ; 1,978,958 shares issued and outstanding at March 31, 2004	1,979	1,979
Additional paid-in capital	5,240,573	4,918,532
Accumulated deficit	(5,660,821)	(5,708,761)
Common stock subscribed (18,641 shares as of March 31, 2004)	19	373
Accumulated other comprehensive (loss)
(foreign currency translation adjustment)	(38,464)	(70,244)
Total stockholders’ deficit	(456,714)	(858,121)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 2,453,905	$ 2,165,254

	March 31, 2004
		Previously
	Restated	reported
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ 16,149	$ (31,791)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	24,637	24,637
Inventory reserve	28,681	28,681
Allowance for doubtful accounts	(63,264)	(63,264)
Impairment loss on IMDSGoodwill	-
Minority Interest	591,318	639,258
Changes in operating assets and liabilities:
Accounts receivable	(1,106,336)	(1,106,336)
Notes receivable	-
Inventories	(343,165)	(343,165)
Prepaid expenses	17,301	17,301
Other assets	1,790	1,790
Accounts payable	215,205	215,205
Accrued liabilities	81,213	81,213
Net cash used by operating activities	(536,471)	(536,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments	(32,712)	(171,818)
Purchases of equipment	(24,907)	(24,907)
Notes from related parties	(10,939)	(10,939)
Net cash used by investing activities	(68,558)	(207,664)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and debentures	280,999	85,414
Proceeds from line of credit	530,771	(15,912)
Proceeds from sale of common stock	45,980	100,000
Payments to related parties	(90,069)	-
Notes to unrelated parties	-	588,555
Net cash provided by financing activities	767,681	766,749
NET (DECREASE) INCREASE IN CASH	162,652	22,051
Effect of exchange rate changes
on cash and cash equivalents	9,730	(21,870)
CASH AND CASH EQUIVALENTS, BEGINNING	-	-
CASH AND CASH EQUIVALENTS, ENDING	$ 172,382	$ 564

3.	RESTATEMENT – MARCH 31, 2005

In August 2005, the Company received a letter from the Securities and Exchange Commission regarding questions and comments related to the Company’s annual report on form 10KSB for the year ended March 31, 2005. The letter addressed an issue related to the Company’s presentation of the effect of exchange rate changes on cash and cash equivalents and the Company’s compliance with SFAS 95 which discusses presentation of foreign currency exchange rate changes on the Statement of Cash Flows. Upon investigation, it was determined that the Company had not properly presented the effect of exchange rate changes on cash and cash equivalents for the year ended March 31, 2005 resulting in an overstatement of the effect of exchange rate changes on cash and cash equivalents of $34,991. The following tables set forth the amounts as previously filed and the restated amounts for Statement of Cash Flows:

	March 31, 2005	March 31, 2005
	(Restated)	(As Filed)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (103,428)	$ (103,428)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	34,628	35,636
Inventory reserve	-	2,046
Allowance for doubtful accounts	50,448	52,841
Subscribed stock forfeited	(373)	(373)
Minority Interest	587,273	587,273
Changes in operating assets and liabilities:
Accounts receivable	(115,185)	(193,524)
Inventories	(101,318)	(129,068)
Prepaid expenses	(166,473)	(170,564)
Other assets		-
Accounts payable	184,725	221,707
Accrued liabilities	69,833	84,050
Deferred revenue	18,543	18,864
Income taxes payable	175,234	178,269
Net cash provided (used) by operating activities	633,908	583,730
CASH FLOWS FROM INVESTING ACTIVITIES
Investments	299,490	288,651
Other current assets	(127,443)	(129,650)
Purchases of equipment	(70,299)	(73,808)
Notes receivable-related party	-	(8,212)
License of patent	(65,000)	(65,000)
Net cash provided (used) by investing activities	36,749	11,981
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and debentures	262,036	266,575
Note payments-unrelated parties	(306,884)	(301,221)
Proceeds from (repayments of) line of credit	(822,097)	(792,343)
Proceeds from sale of common stock	-	-
Payments to related parties	-	-
Net cash provided (used) by financing activities	(866,945)	(826,989)
NET (DECREASE) INCREASE IN CASH	(196,288)	(231,278)
Effect of exchange rate changes
on cash and cash equivalents	64,347	99,338
CASH AND CASH EQUIVALENTS, BEGINNING	172,382	172,382
CASH AND CASH EQUIVALENTS, ENDING	$ 40,442	$ 40,442

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investments

The Company accounts for investments, available for sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as held-to-maturity, available for sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At March 31, 2004, all of the Company’s investments in marketable securities were classified as restricted as a result of their being held as collateral for a bank credit line and were reported at fair value. As of October 8, 2004, the Company entered into a new line of credit with a new bank and the restrictions on these investments were released by the prior bank in January 2005 (Note 13). Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2005 and 2004, advertising expense was $325,175 and $160,636, respectively.

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

5.	SUBSEQUENT EVENT-CORPORATE RESTRUCTURING

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

Non-cash Fees for Financial Advisory Services

Also upon completion of the foregoing transactions, MDB, for financial advisory services rendered to the Company in connection with the Company’s corporate restructuring, was entitled to receive shares of the Company’s common stock equal to 2.5% the issued and outstanding shares as of June 3, 2005 restructuring and five year common stock purchase warrants equal to another 2.5% of the Company’s outstanding shares as of June 3, 2005 that will be exercisable beginning ninety (90) days after June 3, 2005 with an exercise price of $1.20 per share. Accordingly, as of June 3, 2005, the Company is obligated to issue to MDB or its designee, 247,298 shares of the Company’s common stock and 247,298 five year common stock purchase warrants. The market value of the Company’s common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.52, a risk free interest rate of 6.0% and an expected life for the warrants of five years, is$1.49 per warrant, for a total for the warrants of $368,474. Accordingly the Company will recognize a non-cash restructuring expense as of June 3, 2005 of $764,151.

A summary of the Company’s balance sheet and outstanding shares assuming the acquisition of the 78% interest in Remedent N.V. had been completed as of March 31, 2005, inclusive of the conversion of the MDB Note, recognition of the non-cash interest expense of the MDB Note and the payment of fees due MDB, is as follows:

	As reported	Assuming acquisition of 78% interest
	March 31, 2005	March 31, 2005
Assets
Current assets	$ 2,565,128	$ 2,565,128
Property and equipment, net	85,737	85,737
Other assets	61,750	61,750
Total assets	$ 2,712,615	$ 2,712,615
Liabilities and stockholder's equity (deficiency)
Current liabilities
Notes payable	294,322	194,322
Due to related parties	58,958	58,958
Other current liabilities	1,443,155	1,433,155
Total current liabilities	1,796,435	1,686,435
Minority interest	1,178,590	-
Stockholder's equity (deficiency)
Common stock	2,176	10,337
Additional paid in capital	5,427,289	7,571,869
Accumulated earnings (deficit)	(5,752,749)	(6,616,900)
Accumulated other comprehensive income (loss)	60,874	60,874
Total stockholder's equity (deficiency)	(262,410)	1,026,180
	$ 2,712,615	$ 2,712,615
Number of shares of common stock outstanding	2,176,225	10,337,065

Complete proforma information was filed by the Company on a Form 8K/A filed with the SEC on August 17, 2005 .

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

6.	CONCENTRATION OF RISK

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

7.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at March 31, 2005 and 2004 were as follows:

	March 31, 2005	March 31, 2004
Accounts receivable, gross	$ 1,568,490	$ 1,374,966
Less: allowance for doubtful accounts	(80,194)	(27,353)
Accounts receivable, net	$ 1,488,296	$ 1,347,613

8.	DUE FROM RELATED PARTIES

On February 12, 2002, Remedent N.V. entered into a loan agreement for € 125,000 with Lident N.V., a company owned and operated by Guy De Vreese, the Company’s Chairman. The agreement was entered into in connection with a line of credit established by Remedent N.V. with a Belgian bank. Due to the insufficient assets maintained by Remedent N.V. as of inception date of the line of credit, the bank imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Lident N.V. was required to repay its existing line of credit in full. As such, € 125,000 of Remedent N.V. ‘s proceeds from the line of credit was utilized to repay Lident’s existing line of credit. On October 8, 2004, Remedent N.V. obtained a new bank line of credit facility with a different Belgian bank which no longer required the guarantee of Mr. De Vreese. Lident commenced repayment to the Company of this loan in December 2003 reducing the obligation by € 10,000 resulting in a balance due as of March 31, 2005 of € 115,000 ($149,098). All outstanding obligations under the original line of credit were paid in full at March 31, 2005 and Mr. De Vreese’s guarantee was released in January 2005. DMD later merged with Lident, N.V. Effective July 13, 2005, the Company's Board of Directors approved the repayment of the advance to DMD in exchange for 93,533 shares of the Company’s common stock held by Lident valued at $1.50 per share, based upon a principal amount of the loan €115,000 and a conversion rate of $1.22 to the Euro. The transaction was approved by the disinterested directors with Mr. DeVreese abstaining from the vote.

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

9.	INVENTORIES

Inventories at March 31, 2005 and March 31, 2004 are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2005	March 31, 2004
Raw materials	$ 14,486	$ 5,839
Components	496,800	435,708
Finished goods	85,944	26,615
	597,230	468,163
Less: reserve for obsolescence	(38,895)	(36,849)
Net inventory	$ 558,335	$ 431,314

10.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2005	March 31, 2004
Prepaid materials and components	$ 28,654	$ 9,827
Prepaid Belgium income taxes	64,825	-
VAT payments in excess of VAT receipts	76,493	-
VAT import bond	8,016	4,218
Prepaid rent	8,505	7,697
Prepaid equipment rental	3,014	-
Other	2,799	-
	$ 192,306	$ 21,742

11.	OTHER PREPAYMENTS

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

12.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2005	March 31, 2004
Furniture and Fixtures	$ 39,517	$ 29,621
Machinery and Equipment	75,558	11,646
Tooling	-	49,782
	115,075	91,049
Property & equipment, net	$ 85,737	$ 44,315

13.	LINE OF CREDIT

On February 16, 2004, Remedent N.V. entered into a (Euro) 1,050,000 (US $1,289,715 at March 31, 2004) Line of Credit Facility (the "Facility") with the ING bank (Formerly BBL), consisting of a (Euro) 800,000 credit line based on the companies receivable on the specific customer Omega Pharma N.V. and a (Euro) 250,000 general line of credit. Advances were approved by the bank based upon bonds issued and approved by Omega Pharma N.V. as settlement for Remedent's accounts receivable. Advances on this line were assessed costs at a drawee rate of 7.55%. As of March 31, 2004, $546,683 (Euro 445,073) was received as advances under this line of credit against documents. The general line of credit was secured by the fixed income marketable securities owned by Remedent N.V. with a market value of 235,000 Euros as well as the personal guarantee of Guy de Vreese, the Company's Chairman. As of March 31, 2004, $245,660 was outstanding under this line of credit for a combined total for both components of the facility of $792,3430.

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

14.	NOTES PAYABLE

	March 31, 2005	March 31, 2004
Convertible Debentures:
Maturity Dates: September 1, 2001 thru February 8, 2002
Interest rate: 10% per annum
Debentures are unsecured
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

Loans payable –others
Maturity Dates – April 15, 2006, Interest rate 10%,
Unsecured, Convertible into one share of Remedent N.V.
Common stock
Unpaid balance (Company repaid principal prior to maturity)	-	197,689

Notes Payable	$ 294,322	$ 382,546

15.	DUE TO RELATED PARTIES

Balances due to related consist of the following:

	March 31, 2005	March 31, 2004
Convertible Debentures:
Due on demand, Interest rate: 10% per annum
Debentures are unsecured.
Unpaid principal balance	$ -	$ 69,002

Demand loan from a former officer
and major stockholder	58,958	58,958

	$ 58,958	$ 127,960

16.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2005	March 31, 2004
Accrued interest	$ 20,470	$ 56,380
Accrued audit and tax preparation fees	37,500	32,883
Accrued consulting fees	1,700	4,500
Accrued employee benefit taxes	190,973	119,484
Accrued VAT taxes payable	-	44,398
Reserve for warranty costs	19,448
Other accrued expenses	97,764	90,846
	$ 367,854	$ 348,491

17.	INCOME TAXES

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

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2005 and March 31, 2004 are as follows:

	March 31, 2005	March 31, 2004
Domestic
Pre tax income	$ (269,069)	$ (212,090)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(94,174)	(74,232)
Increase in valuation allowance	94,174	74,232
Net domestic income tax (benefit)	-	-
Foreign
Pre tax income	1,115,986	819,561
Statutory tax rate	32%	33%
Tax benefit based upon statutory rate	357,116	270,455
Permanent differences	42,586
Net operating loss	(36,630)	(270,455)
Net foreign income tax expense	363,072	-
Total income tax expense	$ 363,072	$ -

18.	STOCKHOLDER’S DEFICIENCY

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

19.	STOCK OPTIONS

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

A summary of the option activity for the years ended March 31, 2005 and March 31, 2004, pursuant to the terms of the plan is as follows:

	Outstanding Options	Weighted Average Exercise Price
Options outstanding, March 31, 2003	231,045	$ 1.40
Granted	-	-
Exercised	-	-
Cancelled or expired	(21,045)	5.20
Options outstanding , March 31, 2004	210,000	1.20
Granted	12,500	2.00
Exercised	-	-
Cancelled or expired	-	-
Options outstanding , March 31, 2005	222,500	$ 1.29

Options exercisable March 31, 2005	215,500	$ 1.30
Exercise price range	$1.00 to $4.00
Weighted average remaining life	7	years

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

This plan was to become effective after the Company had completed a one for twenty reverse split.

20.	COMMON STOCK PURCHASE WARRANTS

As of March 31, 2005 and March 31, 2004, the Company has 201,565 warrants to purchase the Company’s common stock outstanding at prices ranging between $2.00 and $10.00 per share with expiration dates between January and August 2007.

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding, March 31, 2003	151,565	$ 7.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding , March 31, 2004	151,565	7.21
Granted	50,000	3.00
Exercised	-	-
Cancelled or expired	-	-
Warrants outstanding , March 31, 2005	201,565	$ 6.16

Warrants exercisable March 31, 2005	201,565	$ 6.16
Exercise price range	$3.00 to $10.00
Weighted average remaining life	5.5	years

21.	COMMITMENTS AND CONTINGENCIES

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

Minimum monthly lease payments for real estate and equipment for the next five years are as follows based upon the conversion rate for the (Euro) at March 31, 2005.

March 31, 2006	$117,695
March 31, 2007	$117,695
March 31, 2008	$112,483
March 31, 2009	$102,060
March 31, 2010	$102,060

22.	CUSTOMERS OUTSIDE OF THE UNITED STATES

Sales to customers outside of the United States were 99% of total sales for the year ended 2005 and 99% of total sales for the year ended March 31, 2004. The sales were made mostly to customers in countries that are members of the European Union ("EU").

	March 31, 2005	March 31, 2004
U.S. sales	$ 56,590	$ 48,704
Foreign sales	7,015,710	5,186,151
	$ 7,072,300	$ 5,234,855