Form 10QSB
period 2005-09-30
REMEDENT, INC.
filed 2005-11-21
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of November 1, 2005: 12,764,112

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Documents incorporated by reference: None.

REMEDENT, INC.

TABLE OF CONTENTS

FORM 10-QSB REPORT

September 30, 2005

PART I - FINANCIAL INFORMATION	Page
Item 1. Interim Consolidated Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2005 (Unaudited) and March 31, 2005	1
Condensed Consolidated Statements of Income (Loss) for the Three and Six Months Ended September 30, 2005 and September 30, 2004(Unaudited)	2
Condensed Consolidated Statements of Shareholders Equity (Deficit) for the Six Months Ended September 30, 2005 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2005 and September 30, 2004 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2005 and September 30, 2004 (Unaudited)	5
Notes to Interim Condensed Consolidated Financial Statements for the Six Months Ended September 30, 2005 and 2004 (Unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	21

Item 3. Controls and Procedures	27

PART II - OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults upon Senior Securities	28
Item 4. Submission of Matters to Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	28
Signatures	29

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

REMEDENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2005	March 31, 2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 2,276,277	$ 40,442
Accounts receivable, net of allowance for doubtful accounts of $70,108 at September 30, 2005 and $80,194 at March 31, 2005	1,041,381	1,488,296
Due from related party	-	156,099
Inventories, net	764,140	558,335
Prepaid expense	297,444	192,306
Other prepayments	119,630	129,650
Total current assets	4,498,872	2,565,128
PROPERTY AND EQUIPMENT, NET	308,438	85,737
OTHER ASSETS
Patents, net	58,500	61,750
	58,500	61,750
TOTAL ASSETS	$ 4,865,810	$ 2,712,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion, long term debt	$ 12,378	$ -
Notes payable	31,282	294,322
Accounts payable	718,046	889,668
Accrued liabilities	325,451	367,854
Due to related parties	58,958	58,958
Deferred revenue	17,521	18,864
Income taxes payable	53,834	178,269
Total current liabilities	1,217,470	1,807,935
LONG TERM DEBT	68,047	-
MINORITY INTEREST IN REMEDENT N.V.	-	1,178,590
STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock, $0.001 par value; (50,000,000 shares authorized, 12,857,645shares issued and 12,764,112 shares outstanding at September 30, 2005 and 2,176,225 shares issued and outstanding at March 31, 2005 )	12,858	2,176
Treasury stock, 93,533 shares, at cost	(140,300)	-
Additional paid-in capital	10,772,273	5,427,289
Accumulated deficit	(7,027,479)	(5,764,249)
Accumulated other comprehensive income (loss)
(foreign currency translation adjustment)	(37,059)	60,874
Total stockholders’ equity (deficit)	3,580,293	(273,910)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 4,865,810	$ 2,712,615

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2005	2004	2005	2004
Net sales	$ 1,434,126	$ 1,336,714	$ 2,812,434	$ 3,093,354
Cost of sales	588,513	492,732	1,219,198	1,303,581
Gross profit	845,613	843,982	1,593,236	1,789,773
Operating Expenses
Research and development	59,235	50,699	111,049	80,201
Sales and marketing	124,940	61,368	233,826	138,573
General and administrative	977,382	515,839	1,759,478	1,035,824
Non cash restructuring expense	-	-	764,151
Depreciation and amortization	24,706	8,033	37,849	14,955
TOTAL OPERATING EXPENSES	1,186,263	635,939	2,906,353	1,269,553
				-
INCOME (LOSS) FROM OPERATIONS	(340,650)	208,043	(1,313,117)	520,220

OTHER INCOME (EXPENSES)
Interest expense	(4117)	(10,073)	(6,909)	(32,130)
Non cash interest expense	-	-	(100,000)	-
Other income	1,288	-	40,000	-

TOTAL OTHER INCOME (EXPENSES)	(2,829)	(10,073)	(66,909)	(32,130)

INCOME (LOSS) BEFORE INCOME TAXES	(343,479)	197,970	(1,380,026)	488,090

Income tax expense (benefit)	(92,637)	-	(116,796)	-

MINORITY INTEREST IN REMEDENT N.V.	-	(162,191)	-	(400,929)

NET INCOME (LOSS)	$ (250,842)	$ 35,779	$ (1,263,230)	$ 87,161

LOSS PER SHARE
Basic	$ (0.02)	$ 0.02	$ (0.12)	$ 0.04
Fully diluted	$ (0.02)	$ 0.01	$ (0.12)	$ 0.04
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,266,413	1,963,927	10,266,413	1,978,958
Fully diluted	10,266,413	2,448,856	10,266,413	2,067,708

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Other	Total
Balance, March 31, 2005	2,176,225	$ 2,176	$ 5,427,289	$ (5,764,249)	$ -	$ 60,874	$ (273,910)
Common stock issued for 78% equity interest in Remedent N.V.	7,715,703	7,716	1,170,876	-	-	-	1,178,592
Common Stock issued for conversion of $100,000 note payable including $10,000 accrued interest and $100,000 non cash interest as a result of the beneficial conversion feature	197,839	198	209,802	-	-	-	210,000
Common Stock issued to MDB Capital Group, LLC for consulting fees	247,298	247	395,430	-	-	-	395,677
Warrants issued to MDB Capital Group, LLC for consulting fees			368,474		-		368,474
Common stock issued by private placement	2,520,661	2,521	3,200,402		-		3,202,923
Treasury stock received as repayment of related party loan					(140,300)		(140,300)
Common stock fractional shares cancelled in reverse split	(81)	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	(97,933)	(97,933)
Net loss	-	-	-	(1,263,230)	-	-	(1,263,230)
Balance, September 30, 2005	12,857,645	$ 12,858	$10,772,273	$ (7,027,479)	$ (140,300)	$ (37,059)	$ 3,580,293

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2005	2004	2005	2004
Net Income (Loss)	$ (250,842)	$ 35,779	$(1,263,230)	$ 87,161

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	10,538	18,007	(97,933)	8,249

Comprehensive income (loss)	$ (240,304)	$ 53,786	$(1,361,163)	$ 95,410

See notes to the financial statements

REMEDENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	For the six months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,263,230)	$ 87,161
Adjustments to reconcile net loss
to net cash provided (used) by operating activities
Depreciation and amortization	37,021	15,147
Allowance for doubtful accounts	(4,096)	(6,553)
Common Stock issued to MDB Capital for non cash interest on conversion of $100,000 note payable	100,000	-
Common Stock issued to MDB Capital for consulting fees	395,677	-
Warrants issued to MDB Capital for consulting fees	368,474	-
Minority Interest	-	400,929
Changes in operating assets and liabilities:
Accounts receivable	353,765	565,755
Due from related party	11,449	-
Inventories	(262,290)	67,397
Prepaid expenses	(119,456)	(12,526)
Accounts payable	(113,354)	(177,897)
Accrued liabilities	(8,400)	(55,424)
Deferred revenue	121	-
Income taxes payable	(116,584)	-
Net cash provided (used) by operating activities	(620,903)	883,989
CASH FLOWS FROM INVESTING ACTIVITIES
Investments		(2,984)
Purchases of equipment	(279,579)	(43,388)
Notes receivable-related party	-	(125,629)
Net cash used by investing activities	(279,579)	(172,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	3,202,923	-
Proceeds from capital lease note payable	88,897	-
Note payments-unrelated parties	(158,497)	(139,517)
Proceeds from (repayments of) line of credit	-	(435,764)
Repayments of capital lease note payable	(4,164)	-
Net cash provided (used) by financing activities	3,129,159	(575,281)
NET (DECREASE) INCREASE IN CASH	2,228,678	136,707
Effect of exchange rate changes
on cash and cash equivalents	7,157	8,249
CASH AND CASH EQUIVALENTS, BEGINNING	40,442	172,382
CASH AND CASH EQUIVALENTS, ENDING	$ 2,276,277	$ 317,338
Supplemental Information:
Interest paid	$ 4,921	$ 24,870
Income taxes paid	$ -	$ -

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

On June 3, 2005, the Company issued 7,715,703 shares of its common stock in exchange for 78% of the stock of Remedent N.V., a commonly controlled subsidiary and the $1,178,590 minority interest associated with this 78% interest as of the closing of the transaction was recorded by the Company as additional paid in capital.

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

Effective July 13, 2005, the Company’s Board of Directors approved the repayment of a €115,000 advance to Dental Marketing Development N.V. ("DMD"), a company owned and operated by Guy De Vreese which later merged with Lident N.V., another company controlled by Mr. De Vreese, in exchange for 93,533 shares of the Company’s common stock held by Lident valued at $1.50 per share based upon a principal amount of €115,000 and a conversion rate of $1.22 to the Euro. The 93,533 shares of common stock received have been recorded as treasury stock as of September 30, 2005.

REMEDENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

1.	BACKGROUND AND BUSINESS ACTIVITIES

The Company was originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc. In October 1998, the Company was acquired by Resort World Enterprises, Inc., a Nevada corporation ("RWE") in a share exchange and RWE immediately changed its name to Remedent USA, Inc. The share exchange was a "reverse acquisition" and accounted for as if the Company acquired RWE and then recapitalized its capital structure. On July 1, 2001, the Company formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent N.V. (a Belgium corporation). Remedent Professional, Inc. and Remedent Professional Holdings, Inc. are both wholly-owned subsidiaries and have been inactive since inception. In June 2005, the Company formed Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore.

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

Organization

The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its three subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc. and Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore (collectively, the "Company"). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. Remedent Asia Pte. Ltd., has just commenced operations as of July 2005 and to date has not produced any revenues. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and six months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. Accordingly, your attention is directed to footnote disclosures found in the March 31, 2005 Annual Report on Form 10KSB/A for the year ended March 31, 2005, and particularly to Note 1, which includes a summary of significant accounting policies.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of September 30, 2005, management believes there was no impairment of the Company’s long-lived assets.

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

Warranties

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty programs. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, labor for periods up to 18 months. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Based upon the foregoing, we have recorded as of September 30, 2005 a provision for potential future warranty costs of $17,945.

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

In November 2004, the FASB issued SFAS 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this statement for the fiscal year beginning April 1, 2006.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows.

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

3.	CORPORATE RESTRUCTURING

Action by Unanimous Written Consent

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of the Company’s common stock, and without a meeting pursuant to Section 78.320 of the Nevada Revised Statute (the “Written Consent”), the Company: (i) increased the number of authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) implemented a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, and (iii) changed the name of the Company from "Remedent USA, Inc." to "Remedent, Inc." The Written Consent also authorized acquisition of the remaining 78% of the Company’s subsidiary, Remedent N.V., that the Company did not own from Messrs. Guy De Vreese and Robin List, the Chairman and Chief Executive Officer respectively, through the issuance of shares of the Company’s common stock equal to 78% of the Company’s issued and outstanding shares following the completion of the transaction. Lastly, the Written Consent authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. These actions were disclosed in an Information Statement on Schedule 14C mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005.

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

Acquisition of Minority Interest

Also on June 3, 2005 the Company entered into an agreement (“Exchange Agreement”) with Remedent N.V. the Company’s Belgium based consolidated subsidiary, Lausha N.V., a Belgian company that is controlled by Guy De Vreese who is Chairman of the Company ("Lausha"); and Robin List, a director and the Chief Executive Officer of the Company ("Mr. List"). Mr. List and Lausha are collectively referred to as the "Exchanging Stockholders." Prior to the exchange contemplated by the Exchange Agreement, the Company owned 2,200 shares of Remedent N.V. representing a twenty two percent (22%) ownership interest in Remedent N.V. and the Exchanging Stockholders collectively owned 7,800 shares of Remedent N.V. representing a seventy-eight percent (78%) ownership interest of Remedent N.V. Under the terms of the Exchange Agreement, the Company agreed to issue 7,715,703 of its restricted common stock (representing a 78% ownership interest in the Company) giving effect to a one for twenty reverse stock split (the "Reverse Stock Split"), in exchange for all of the issued and outstanding shares of Remedent N.V. owned by the Exchanging Stockholders (the "Acquisition"). The number of shares to be issued, as a percentage of the Company's outstanding shares, in consideration for the Acquisition of the seventy eight percent (78%) of the shares of Remedent N.V. was based on an evaluation by MDB Capital Group, LLC (“MDB”), a NASD registered broker dealer retained by the Company to render advice with regard to the Company's restructuring. MDB concluded that the Company's twenty two percent (22%) interest in Remedent N.V. was the Company's only asset and therefore, as consideration for their seventy eight percent (78%) interest in Remedent N.V., the Exchanging Stockholders should receive an equal percentage ownership interest in the Company, therefore preserving the existing proportional indirect ownership interests in Remedent N.V. of both the Exchanging Stockholders and the existing Company stockholders.

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

Conversion of Note Payable

Upon successful completion of the foregoing transactions, on June 3, 2005 a $100,000 note payable issued by the Company on March 23, 2004 to Christopher Marlett (“Marlett Note”) converted to 197,839 shares of common stock pursuant to its terms which required automatic conversion contingent upon successful completion of any corporate restructuring in an amount equal to two percent (2.0%) of the outstanding shares of the Company at the completion of such restructuring. As of June 3, 2005, accrued interest on the Marlett Note was $11,173, resulting in an effective conversion price of $0.57 per share. In accordance with Emerging Issues Task Force (“EITF”) consensus on Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the beneficial conversion feature equal to the difference between the effective conversion price, $0.57 per share, and the fair market value of the Company’s common stock as of the date of the Marlett Note was issued ($1.60 per share as of March 23, 2004) as additional interest expense as of the date of the conversion, not to exceed the amount of the proceeds received from the Marlett Note. Accordingly, the Company recorded $100,000 in additional non-cash interest expense as of June 3, 2005.

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

4.	CONCENTRATION OF RISK

Financial Instruments - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At September 30, 2005, two customers accounted for 31% and 12%, respectively, of the Company’s trade accounts receivable. For the six months ended September 30, 2005, two customers accounted for 12% and 11% of revenues. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases – The Company does not specifically rely upon any suppliers for key components for its products. Since the Company has begun to assemble and package its products in house, the reliance on any one supplier has diminished. The loss of any one supplier would not have a material impact on the Company’s operations.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of September 30, 2005 and March 31, 2005 is as follows:

	September 30, 2005	March 31, 2005
Accounts receivable, gross	$ 1,111,489	$ 1,568,490
Less: allowance for doubtful accounts	(70,108)	(80,194)
Accounts receivable, net	$ 1,041,381	$ 1,488,296

6.	DUE FROM RELATED PARTY

On February 12, 2002, Remedent N.V. entered into a loan agreement for € 125,000 with Lident N.V., a company owned and operated by Guy De Vreese, the Company’s Chairman. The agreement was entered into in connection with a line of credit established by Remedent N.V. with a Belgian bank. Due to the insufficient assets maintained by Remedent N.V. as of inception date of the line of credit, the bank imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Remedent N.V. use the line of credit repay in full the €125,000 outstanding balance on BBL's existing line of credit to Dental Marketing Development N.V. ("DMD"), a company owned and operated by Guy De Vreese. Accordingly, Mr. De Vreese personally guaranteed the €250,000 BBL line of credit, including pledging as collateral specific investments owned by Mr. De Vreese valued at approximately $250,000, and Remedent N.V. drew €125,000 from this line of credit to advance to DMD and booked this amount as an interest-free loan to DMD. DMD would have to repay this loan (i) if the line of credit had been cancelled by BBL due to insufficient security, (ii) if Remedent found other facilities to secure payment of Mr. De Vreese's funds and no longer needed the line of credit, or (iii) Remedent N.V. was still using the line of credit but has found other facilities to secure payment of Mr. De Vreese's funds. Remedent N.V. did not take any procedural steps to insure fairness in the terms of this transaction to the Company or to Remedent N.V. DMD later merged with Lident N.V. Effective July 13, 2005, the Company’s Board of Directors approved the repayment of the advance to DMD in exchange for 93,533 shares of our common stock at $1.50 per share, based upon a remaining principal amount of €115,000 at June 30, 2005 and a conversion rate of $1.22 to the Euro as of July 13, 2005, a total value of $140,300. As of September 30, 2005, the 93,533 shares of common stock received have been recorded as treasury stock.

Also included as of March 31, 2005 in due from related parties was a cash investment of €5,400 in Pure White International made in May, 2003 in exchange for a 30% interest in this company. This investment was repurchased by Pure White International for €5,400 in July, 2005. Pure White International BV is the Company’s former distributor for the CleverWhite tooth whitening kits for the Dutch market prior to the Company licensing these distribution rights to Omega Pharma.

7.	INVENTORIES

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	September 30, 2005	March 31, 2005
Raw materials	$ 19,900	$ 14,486
Components	649,366	496,800
Finished goods	130,763	85,944
	800,029	597,230
Less: reserve for obsolescence	(35,589)	(38,895)
Net inventory	$ 764,140	$ 558,335

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2005	March 31, 2005
Furniture & Fixtures	$ 51,994	$ 39,517
Machinery & Equipment	161,053	75,558
Tooling	158,500	-
Less: Accumulated Depreciation	(63,109)	(29,338)
Property & equipment, net	$ 308,438	$ 85,737

9.	OTHER CURRENT ASSETS

In September 2004, the Company entered into an agreement with Lident N.V. (“Lident”), a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product for which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with the Company. The agreement required the Company to advance to the inventors through Lident a fully refundable deposit of € 100,000 ($119,630 as of September 30, 2005) subject to the Company's due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to the Company for additional consideration to the inventors of € 100,000 ($119,630 as of September 30, 2005) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full by Lident. The consideration the Company had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident will not profit from the exercise of the option. Furthermore, at a meeting of the Company's Board of Directors on July 13, 2005, the Board accepted Lident's offer to facilitate an assignment of Lident's intellectual property rights to the technology to the Company in exchange for the reimbursement of Lident's actual costs incurred relating to the intellectual property. Consequently, if the Company exercises the option, it is anticipated that all future payments, other than the reimbursement of costs, would be paid directly to the original inventors and not to Lident.

10.	LICENSED PATENTS

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently under development by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period.

11.	LINE OF CREDIT

On October 8, 2004, the Company obtained a new line of credit facility with a new Belgian bank for € 1,050,000 (US $1,256,115 at September 30, 2005) Line of Credit Facility (the "Facility") with a Belgian bank , consisting of a €800,000 (US $957,040) credit line based on the eligible accounts receivable and a €250,000 (US $299,075) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of May 3, 2005, the Company and the bank agreed to increase the general line of credit to €500,000 ($598,150) and decrease the credit line based on the eligible accounts receivable to €550,000 ($657,965). Interest on each advance under this line is charged at the bank’s published rate, which was 4.16% at September 30, 2005. All other terms and conditions remained unchanged. There were no advances outstanding as of September 30, 2005 and March 31, 2005.

12.	DUE TO RELATED PARTIES

	September 30, 2005	March 31, 2005
Interest free borrowings from employees
in the form of working capital loans	$ 58,958	$ 58,958

Borrowings from employees and entities controlled by officers of the Company are due upon demand and bear no interest.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2005	March 31, 2005
Accrued interest	$ 9,333	$ 20,470
Accrued audit and tax preparation fees	9,600	37,500
Accrued consulting fees	-	1,700
Accrued employee benefit taxes	197,263	190,973
Reserve for warranty costs	17,945	19,448
Customer prepayments	39,288	-
Other accrued expenses	52,022	97,764
	$ 325,451	$ 367,854

14.	NOTES PAYABLE

Notes payable are summarized as follows:

	September 30, 2005	March 31, 2005
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

Loan Payable -Fortis Bank
Maturity: October 9, 2005,
Interest Rate: 4.09%, Unsecured
Payable in twelve equal monthly installments of €12,783
Unpaid principal balance	-	163,040

Convertible Promissory Note:
Maturity Date: September 30, 2004
Interest rate: 10% per annum
Conversion rate: Balance of note converted into
the number of shares necessary to provide the note holder
with two percent of the Company's outstanding shares of
common stock, calculated on a fully diluted basis.
Promissory note is secured by a first security interest in
assets of the Company pursuant to the terms of the Security
Agreement. This note converted to 197,839 shares of common stock on June 3, 2005 (See Note 3)	-	100,000

Notes Payable	$ 31,282	$ 294,322

For the loans shown which are past their maturity dates, the company is presently in negotiation to amend the repayment terms and believes such renegotiation will be successful. No defaults have been declared by the note or debenture holders.

15.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70, 245 ($84,589). The leases require monthly payments of principal and interest at 4.20% of €1,258 ($1,505) and provide for buyouts at the conclusion of the five year term of €2,820 ($3,374) or 4.0% of original value. Principal payable within 12 months of September 30, 2005 totals $12,378.

16.	PRIVATE PLACEMENT

On July 20, 2005 the Company completed a private placement of 2,520,661 Units for an aggregate offering price of $3,780,985 (the "Offering"). Each Unit consists of one share of restricted Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit. The Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. The Company also has the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the OTC Electronic Bulletin Board or similar market above $3.50 per share for 30 consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “Commission”). Once the Redemption Right vests, the Company has the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.

Under the terms of the subscription agreement/purchase agreement and the registration rights agreement, the Company was required to prepare and file with the Commission a registration statement covering the resale of the Shares and the Warrant Shares. The Company has filed such registration statement and such registration statement was declared effective by the Securities and Exchange Commission during October 2005.

The Company engaged MDB Capital Group, LLC, as its exclusive agent to offer the Units (the "Placement Agent"). The Placement Agent earned a fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units, which totaled $378,099,together with a five year warrant to purchase up to 252,067 of the Units sold in the Offering at an exercise price of $1.50 per Unit. In addition, the Company incurred a total of $199,962 in professional fees and costs associated with this offering which were offset against the proceeds attributable to additional paid in capital.

The Units were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

17.	STOCK OPTIONS

In an Information Statement on Schedule 14C mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005, the Company authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. This plan became effective as of June 3, 2005 after the Company had completed a one for twenty reverse split. Subsequent to September 30, 3005, the Company granted options to one new employee (See Note 21 – Subsequent Events).

18.	STOCK BASED COMPENSATION

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

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is as follows:

	September 30, 2005	September 30, 2004
Net income (loss):
As reported	$ (1,263,230)	$ 87,161
Pro forma	$ (1,263,230)	$ 77,161
Earnings per share:
Basic
As reported	$ (0.12)	$ 0.04
Pro forma	$ (0.12)	$ 0.04
Diluted
As reported	$ (0.12)	$ 0.04
Pro forma	$ (0.12)	$ 0.04

19.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent N.V. The other subsidiaries of the Company have been dormant since inception. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

Sales to customers outside of the United States were 89% and 99% of total sales for the six month periods ended September 30, 2005 and 2004, respectively. The sales were made mostly to customers in countries that are members of the European Union (“EU”).

	September 30, 2005	September 30, 2004
U.S. sales	$ 315,406	$ 17,647
Foreign sales	2,497,028	3,075,707
	$ 2,812,434	$ 3,093,354

20.	COMMITMENTS AND CONTINGENCIES

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €6,560 per month ($7,847 per month at September 30, 2005). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled €3,245 ($3,882) for calendar year 2004. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the (Euro) at September 30, 2005 is $486,514.

Rent expense for the foregoing lease for the six months ended September 30, 2005 and 2004 was $53,397 and $43,655 respectively.

Equipment Lease

In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,210). The aggregate rent to be paid over the lease term is $43,560.

Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at September 30, 2005.

March 31, 2006	$ 108,599
March 31, 2007	$ 108,599
March 31, 2008	$ 100,183
March 31, 2009	$ 94,172
March 31, 2010	$ 94,172

21.	SUBSEQUENT EVENTS

On October 12, 2005, the Company entered into an Employment Agreement with Judd Darrin Hoffman to render full-time employment to the Company for an initial term of three (3) years. The Agreement automatically renews for an additional one (1) year period at the end of each then existing term, unless one party gives to the other written notice to terminate. Mr. Hoffman's duties are to manage and conduct the worldwide sales of the Company, including, but not limited to, the supervision, direction and control of the sales force and other employees of the Company. Mr. Hoffman's annual salary is $275,000 and he is entitled to quarterly bonuses in the amount of $25,000, subject to certain conditions. Mr. Hoffman has also been granted 400,000 options under the Company's 2004 Incentive and Nonstatutory Stock Option Plan (the "Stock Plan"). The options are priced at $4.00. The options vest one third each on the last day of the first, second and third years of employment. These options have a term of eight (8) years from the date of grant and are subject to other standard terms and conditions under the Stock Plan and contain standard anti-dilution language and a provision for cashless exercise. The market value of the foregoing option grant based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $3.50 per share, an annualized volatility of 155%, a risk free interest rate of 4.5% and an expected life of eight years is $3.41 per option granted, for a total value of approximately $1,364,490. In conjunction with the terms of this Agreement, Mr. Hoffman has agreed to a non-competition clause while employed under this Agreement and a non-solicitation clause for a term of eighteen (18) months following his employment under this Agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended September 30, 2005 and 2004. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s registration statement on Form SB-2/A filed on October 26, 2005 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 and in the Company’s other filings with the Securities and Exchange Commission.

Overview

We were originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc. In October 1998, we were then acquired by Resort World Enterprises, Inc., a Nevada corporation ("RWE") in a share exchange and RWE immediately changed its name to Remedent USA, Inc. The share exchange was a "reverse acquisition" and accounted for as if we acquired RWE and then recapitalized our capital structure. On July 1, 2001, we formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent N.V., and began developing high-technology dental equipment. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. are both wholly-owned subsidiaries and have been inactive since inception. In June 2005, the Company formed Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore.

During the quarter ended March 31, 2002, through our Belgium based subsidiary, Remedent N.V., we initiated our entrance into the high technology dental equipment market, with the introduction of the RemeCure high-speed dental curing light. Since that time, the majority of our operations have been conducted through our subsidiary, Remedent N.V. In just three years, we capitalized on our initial success with the RemeCure curing light and broadened our product line to include a full line of professional dental and retail "over-the-counter" tooth whitening products. We expanded our distribution to encompass over 35 countries throughout Europe, Asia and South America.

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

Results of Operations

Results of Operations for the three and six months ended September 30, 2005 compared with the three months ended September 30, 2004.

The following table presents our consolidated statements of income (loss), as a percentage of sales, for the periods indicated.

	For the three months ended September 30,		For the six months ended September 30,
	2005	2004	2005	2004
NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	41.04%	36.86%	43.35%	42.14%
GROSS PROFIT	58.96%	63.14%	56.65%	57.86%
OPERATING EXPENSES
Research and development	4.13%	3.79%	3.95%	2.59%
Sales and marketing	8.71%	4.59%	8.31%	4.48%
General and administrative	68.15%	38.59%	62.56%	33.49%
Non cash restructuring expense	0.00%	0.00%	27.17%	0.00%
Depreciation and amortization	1.72%	0.60%	1.35%	0.48%
TOTAL OPERATING EXPENSES	82.72%	47.57%	103.34%	41.04%
INCOME (LOSS) FROM OPERATIONS	-23.75%	15.56%	-46.69%	16.82%
Other income (expense)	0.20%	-0.75%	-2.38%	-1.04%
INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	-23.95%	14.81%	-49.07%	15.78%
Minority interest	0.00%	-12.13%	0.00%	-12.96%
Income tax benefit (expense)	6.46%	0.00%	4.15%	0.00%
NET INCOME (LOSS)	-17.49%	2.68%	-44.92%	2.82%

Net Sales

Net sales increased for the three months ended September 30, 2005 by $97,412, or 7.3%, to $1,434,126 as compared to $1,336,714 for the three months ended September 30, 2004. For the six months September 30, 2005, sales decreased by $280,920 to $2,812,434 as compared to $3,093,354 for the six months ended September 30, 2004. The decrease in net sales for the six months is substantially the result of manufacturing delays in launching of our new MetaTray™, which began shipping in August 2005, causing professional dentist customers to defer orders of our existing products in anticipation of the new MetaTray products. In addition, further contributing to the decline in sales, some of our retail customers have deferred reorders of our existing CleverWhite™ product in anticipation of the launch of our iWhite ™ products scheduled for November 2005. For the three months ended September 30, 2005, the increase in sales is a result of our commencement of shipments of our new MetaTray products in August 2005.

Cost of Sales

Cost of sales increased for the three months ended September 30, 2005 by $95,781, or 19.4%, to $588,513 as compared to $492,732 for the three months ended September 30, 2004. The increase in cost of sales is attributable in part to the increase in sales as described above. Also contributing to the increase in cost of sales, cost of sales as a percentage of net sales increased 4.1% from 36.9% for the three months ended September 30, 2004 to 41.0% for the three months ended September 30, 2005. This increase in cost of sales is due primarily to planned reductions in the selling prices of our existing product lines to stimulate sales during the launch of the new product lines. For the six months ended September 30, 2005, cost of sales decreased by $84,383 from $1,303,581 for the six months ended September 30, 2004 to $1,219,198 for the six months ended September 30, 2005. This decrease is primarily the result of the decreased sales volume for the period. Cost of sales as a percentage of net sales increased 1.3% from 42.1% for the six months ended September 30, 2004 to 43.4% for the six months ended September 30, 2005 primarily for the same reasons discussed above for the three month period.

Gross Profit

Gross profit increased by $1,631 to $845,613 for the three month period ended September 30, 2005 as compared to $843,982 for the three month period ended September 30, 2004. For the six months ended September 30, 2005, gross profit decreased by $196,537, or 11%, to $1,593,236 as compared to $1,789,773 for the six months ended September 30, 2004. The decrease for the six month period is commensurate with the decrease in sales for the same six month period.

Operating Expenses:

Research and development expenses increased $8,536, or 16.8%, to $59,235 for the three months ended September 30, 2005 as compared to $50,699 for the three months ended September 30, 2004. For the six months ended September 30, 2005, research and development expenses increased $30,848, or 38.5%, to $111,049 as compared to $80,201 for the six months ended September 30, 2004. The increases for the three and six month periods are due primarily to our continuing efforts to expand and improve our product line as well as accelerated development costs related to our MetaTray and iWhite products due to launch during this calendar year.

Sales and marketing costs increased $63,572, or 103.6%, to $124,940 for the three months ended September 30, 2005 as compared to $61,368 for the three months ended September 30, 2004. For the six months ended September 30, 2005, sales and marketing costs increased $95,253, or 68.7%, to $233,826 as compared to $138,573 for the six months ended September 30, 2004. The increases for the three and six month periods are the result of marketing and promotional materials developed and purchased to support the launch of the MetaTray products for the professional dentist market and iWhite for the retail OTC market.

General and administrative costs for the three months ended September 30, 2005 and 2004 were $977,382 and $515,839, respectively, representing an increase of $461,543 or 89.5%. The increase in general and administrative costs for the three months ended September 30, 2005 as compared to the prior year includes increases in legal costs of approximately $113,000 associated with our restructuring completed in June 2005, travel costs of approximately $50,000 associated with our establishing offices in Singapore and in the U.S. as well as start-up of a new third party manufacturing facility in China, additional personnel in all operating departments and costs associated with patent research and development activities aggregating approximately $135,000 in increased payroll costs and $25,000 in costs associated with the start-up of our subsidiary in Singapore.

For the six months ended September 30, 2005, general and administrative costs increased $723,654, or 69.9%, to $1,759,478 as compared to $1,035,824 for the six months ended September 30, 2004 due to the above as well our investment in corporate governance and instituting improvements in financial reporting and internal control resulting in increased expenditures for legal and financial consulting expenditures, additional $110,000 in additional personnel costs for product development, sales and manufacturing activities, effectively increasing our employee count from 10 employees as of September 30, 2004 to 22 employees as of September 30, 2005. Also contributing to the increase in general and administrative costs was an increase in travel costs of $80,000 during the first three months of the current fiscal year related to our startup manufacturing activities, our increased sales force and our efforts to raise additional capital as well as prepare the foundation for our establishment of operations in the United States.

In conjunction with our corporate restructuring as of June 3, 2005, MDB Capital Group, LLC (“MDB”) received for financial advisory services rendered to us, shares of our common stock equal to 2.5% of our issued and outstanding shares as of June 3, 2005 and five year common stock purchase warrants equal to another 2.5% of our outstanding shares as of June 3, 2005 that will be exercisable beginning sixty (60) days after June 3, 2005 with an exercise price of $1.20 per share. Accordingly, as of June 3, 2005, we issued to MDB or its designee, 247,298 shares of the Company’s common stock and 247,298 five year common stock purchase warrants. The market value of our common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.52, a risk free interest rate of 6.0% and an expected life for the warrants of five years, is $1.49 per warrant, for a total of $368,474 for the warrants. Accordingly, we recognized a non-cash restructuring expense as of June 3, 2005 of $764,151.

Net interest expense decreased by $5,956 to $4,117 from $10,073 during the three months ended September 30, 2005 over the comparable three months ended September 30, 2004. For the six months ended September 30, 2005, interest expense increased $74,779 to $106,909 as compared to $32,130 for the six months ended September 30, 2004. Included in interest expense for the six months ended September 30, 2005 is $100,000 of non-cash interest equal to the value of the beneficial conversion feature on a $100,000 note payable that was converted to common stock on June 3, 2005 computed by taking the difference between the effective conversion price, $0.56 per share (based upon $100,000 in principal and $11,173 in accrued interest, divided by 197,839 shares, the amount of shares required to be issued) and the fair market value of our common stock as of the date of the note was issued ($1.60 per share as of March 23, 2004) times 197,839 shares issued in conversion of the note, not to exceed the original principal value of the convertible note. Not including the $100,000 non cash interest described in the preceding sentence, interest expense decreased for the six months ended September 30, 2005 by $25,221 as a result of our improved cash position resulting in decreased utilization of our available bank credit lines, conversion into our common stock of convertible debentures totaling $127,580 in principal at December 31, 2004 and the liquidity provided by the private placement which was completed in July 2005.

Liquidity and Capital Resources

In order to continue the expansion of our product line and customer base, as well as allow us to establish operations in markets other than Europe, including establishment of a sales and distribution capability in the USA and Singapore, we required additional financing either in the form of additional debt or through the sale of additional equity securities. Although we anticipate requiring additional financing to continue this expansion, we believe we have sufficient cash resources for the next twelve months of operations.

On July 20, 2005 we completed a private placement of 2,520,661 Units for an aggregate offering price of $3,780,976 (the "Offering"). Each Unit consists of one share of restricted Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit. The Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. We also have the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the OTC Electronic Bulletin Board or similar market above $3.50 per share for 30 consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “Commission”). Once the Redemption Right vests, we have the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.

Under the terms of the subscription agreement/purchase agreement and the registration rights agreement, we were required to prepare and file with the Commission a registration statement covering the resale of the Shares and the Warrant Shares. We filed such registration statement and such registration statement was declared effective by the Commission during October 2005.

We engaged MDB Capital Group, LLC, as our exclusive agent to offer the Units (the "Placement Agent"). The Placement Agent earned a fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units, which totaled $378,099, together with a five year warrant to purchase up to 252,067of the Units sold in the Offering at an exercise price of $1.50 per Unit. In addition, we incurred a total of $199,962 in professional fees and costs associated with this offering which were offset against the proceeds attributable to additional paid in capital.

The Units were offered and sold by us to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

Our balance sheet at September 30, 2005 reflects cash and cash equivalents of $2,276,277 as compared to $40,442 as of March 31, 2005, an increase of $2,235,835. Net cash provided (used by) operations decreased by $1,504,892 resulting in net cash being used by operations of $620,903 for the six months ended September 30, 2005 as compared to net cash provided from operations of $883,989 for the six months ended September 30, 2004. The decrease in net cash provided from operations for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004 is attributable to the increase in net loss before minority interest of $1,350,391 offset by the non cash items included in net loss for the six months ended September 30, 2005 totaling $864,151, and increases in cash utilized by inventories and prepaid expenses as we prepared for the launch of our new MetaTray products.

Net cash used in investing activities totaled $279,579 for the six months ended September 30, 2005 as compared to net cash used in investing activities of $172,000 for the six months ended September 30, 2004. The increase in net cash used in investing activities for the six months ended September 30, 2005 is attributable to the purchase of manufacturing and office equipment as a result of our expansion of our manufacturing capabilities and corporate infrastructure.

Net cash provided by financing activities totaled $3,129,159 for the six months ended September 30, 2005 as compared to net cash used in investing activities of $575,281 for the six months ended September 30, 2004. The increase in net cash provided from financing activities is primarily attributable to net proceeds from our private placement which totaled $3,202,923 as well as our additional borrowings for capital leases for manufacturing equipment totaling $88,897 offset by $158,497 in repayments under our line of credit during the six months ended September 30, 2005.

During the six months ended September 30, 2005, we recognized an increase in cash and cash equivalents of $7,157 from the effect of exchange rates between the Euro and the US Dollar as a result of the decrease in net assets of Remedent N.V. during the period offset by a strengthening of the US Dollar over the Euro of approximately 7.8% during the six months ended September 30, 2005.

Principal Commitments

Real Estate Lease

We lease 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent o f €6,560 per month ($7,847 per month at September 30, 2005). In addition, we are responsible for the payment of annual real estate taxes for the property which totaled €3,245 ($3,882) for calendar year 2004. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the (Euro) at September 30, 2005 is $486,514.

Rent expense for the foregoing lease for the six months ended September 30, 2005 and 2004 was $53,397 and $43,655 respectively.

Equipment Lease

In November 2004, we leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,210). The aggregate rent to be paid over the lease term is $43,560.

Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at September 30, 2005.

March 31, 2006	$ 108,599
March 31, 2007	$ 108,599
March 31, 2008	$ 100,183
March 31, 2009	$ 94,172
March 31, 2010	$ 94,172

Employment Agreement

On October 12, 2005, we entered into an Employment Agreement with Judd Darrin Hoffman to render full-time employment for an initial term of three (3) years. The Agreement automatically renews for an additional one (1) year period at the end of each then existing term, unless one party gives to the other written notice to terminate. Mr. Hoffman's duties are to manage and conduct our worldwide sales, including, but not limited to, the supervision, direction and control of the sales force and other employees. Mr. Hoffman's annual salary is $275,000 and he is entitled to quarterly bonuses in the amount of $25,000, subject to certain conditions. In conjunction with the terms of this Agreement, Mr. Hoffman has agreed to a non-competition clause while employed under this Agreement and a non-solicitation clause for a term of eighteen (18) months following his employment under this Agreement.

Off-Balance Sheet Arrangements

At September 30 2005, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive officer and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sale of Equity Securities.

None

Item 3. Defaults In Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: November 21, 2005	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

Dated: November 21, 2005	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

