Form 10QSB
period 2005-12-31
REMEDENT, INC.
filed 2006-02-21
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of January 31, 2006: 12,764,112

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Documents incorporated by reference: None.

REMEDENT, INC.

TABLE OF CONTENTS

FORM 10-QSB REPORT

December 31, 2005

PART I - FINANCIAL INFORMATION	Page
Item 1. Interim Consolidated Financial Statements
Condensed Consolidated Balance Sheet as of December 31, 2005 (Unaudited) and March 31, 2005	1
Condensed Consolidated Statements of Income (Loss) for the Three and Nine Months Ended December 31, 2005 and December 31, 2004 (Unaudited)	2
Condensed Consolidated Statements of Shareholders Equity (Deficit) for the Nine months Ended December 31, 2005 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine months Ended December 31, 2005 and December 31, 2004 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2005 and December 31, 2004 (Unaudited)	5
Notes to Interim Condensed Consolidated Financial Statements for the Nine Months Ended December 31, 2005 and 2004 (Unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	22

Item 3. Controls and Procedures	29

PART II - OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults upon Senior Securities	30
Item 4. Submission of Matters to Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	30
Signatures	31

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

REMEDENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2005	March 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,294,062	$ 40,442
Cash, restricted	60,000	-
Accounts receivable, net of allowance for doubtful accounts of $70,108 at December 31, 2005 and $80,194 at March 31, 2005	1,865,031	1,488,296
Due from related party	-	156,099
Inventories, net	1,275,124	558,335
Prepaid expense	289,158	192,306
Other current assets	-	129,650
Total current assets	4,783,375	2,565,128
PROPERTY AND EQUIPMENT, NET	337,118	85,737
OTHER ASSETS
Patents, net	232,164	61,750
TOTAL ASSETS	$ 5,352,657	$ 2,712,615
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion, long term debt	$ 12,641	$ -
Line of Credit	594,200	-
Notes payable	31,282	294,322
Accounts payable	1,400,521	889,668
Accrued liabilities	380,179	367,854
Due to related parties	58,958	58,958
Deferred revenue	-	18,864
Income taxes payable	53,478	178,269
Total current liabilities	2,531,259	1,807,935
LONG TERM DEBT	63,354	-
MINORITY INTEREST IN REMEDENT N.V.	-	1,178,590
STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock, $0.001 par value; (50,000,000 shares authorized, 12,764,112 shares issued and outstanding at December 31, 2005 and 2,176,225 shares issued and outstanding at March 31, 2005 )	12,764	2,176
Additional paid-in capital	11,511,102	5,427,289
Accumulated deficit	(8,729,899)	(5,764,249)
Common stock subscribed, not issued	200	-
Accumulated other comprehensive income (loss)
(foreign currency translation adjustment)	(36,123)	60,874
Total stockholders’ deficit	2,758,044	(273,910)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 5,352,657	$ 2,712,615

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS DECEMBER 31, 2005 AND 2004

(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$ 1,870,037	$2,010,666	$ 4,682,471	$ 5,104,020
Cost of sales	1,010,660	812,043	2,229,858	2,115,624
Gross profit	859,377	1,198,623	2,452,613	2,988,396
Operating Expenses
Research and development	918,749	59,708	1,029,798	139,909
Sales and marketing	349,122	88,490	582,948	227,063
General and administrative	1,260,232	797,453	3,019,710	1,833,277
Non cash restructuring expense	-	-	764,151	-
Depreciation and amortization	33,267	10,456	71,116	25,411
TOTAL OPERATING EXPENSES	2,561,370	956,107	5,467,723	2,225,660
INCOME (LOSS) FROM OPERATIONS	(1,701,993)	242,516	(3,015,110)	762,736
OTHER INCOME (EXPENSES)	-
Interest expense	(4,424)	(22,710)	(11,333)	(54,840)
Non cash interest expense	-	-	(100,000)	-
Other income	3,997	-	43,996	-
TOTAL OTHER INCOME (EXPENSES)	(427)	(22,710)	(67,337)	(54,840)
LOSS BEFORE INCOME TAXES	(1,702,420)	219,806	(3,082,447)	707,896
Income tax expense (benefit)	-	(245,188)	116,797	(245,188)
MINORITY INTEREST IN REMEDENT N.V.	-	(54,861)	-	(455,790)
NET INCOME (LOSS)	$ (1,702,420)	$ (80,243)	$ (2,965,650)	$ 6,918
LOSS PER SHARE
Basic	$ (0.13)	$ (0.04)	$ (0.27)	$ 0.00
Fully diluted	$ (0.13)	$ (0.04)	$ (0.27)	$ 0.00
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	12,826,128	2,053,716	11,122,754	2,005,332
Fully diluted	12,826,128	2,142,466	11,122,754	2,094,082

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005

(UNAUDITED)

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Common Stock Subscribed	Treasury Stock	Other	Total
Balance, March 31, 2005	2,176,225	$ 2,176	$ 5,427,289	$ (5,764,249)	-	$ -	$ 60,874	$ (273,910)
Common stock issued for 78% equity interest in Remedent NV	7,715,703	7,716	1,170,876	-	-	-	-	1,178,592
Common Stock issued to MDB Capital for conversion of $100,000 note payable including $10,000 accrued interest and $100,000 non cash interest as a result of stock valuation	197,839	198	209,802	-	-	-	-	210,000
Common Stock issued to MDB Capital for consulting fees	247,298	247	395,430	-	-	-	-	395,677
Warrants issued to MDB Capital for consulting fees			368,474		-	-		368,474
Common stock issued by private placement	2,520,661	2,521	3,198,137		-	-		3,200,658
Common stock to be issued for development services			519,800		200			520,000
Stock options issued for development services			361,500		-			361,500
Treasury stock received as repayment of related party loan	-	-	-	-	-	(140,300)	-	(140,300)
Treasury stock retired and cancelled	(93,533)	(94)	(140,206)		-	140,300		-
Common stock fractional shares cancelled in reverse split	(81)	-	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	(96,997)	(96,997)
Net loss	-	-	-	(2,965,650)	-	-	-	(2,965,650)
Balance, December 31, 2005	12,764,112	$ 12,764	$11,511,102	$ (8,729,899)	$ 200	$ 0	$ (36,123)	$ 2,758,044

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net Income (Loss)	$ (1,702,420)	$ (80,243)	$ (2,965,650)	$ 6,918

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	936	87,967	(96,997)	96,216

Comprehensive income (loss)	$(1,701,484)	$ 7,724	$ (3,062,647)	$ 103,134

See notes to the financial statements

REMEDENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

	For the nine months ended
	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (2,965,650)	$ 6,918
Adjustments to reconcile net income (loss)
to net cash used by operating activities
Depreciation and amortization	70,317	25,411
Inventory reserve	(30,534)	32,039
Allowance for doubtful accounts	(2,675)	3,486
Common Stock issued to MDB Capital for non cash interest on conversion of $100,000 note payable	100,000	-
Common Stock issued to MDB Capital for consulting fees	395,677	-
Warrants issued to MDB Capital for consulting fees	368,474	-
Common stock to be issued for development services	520,000	-
Stock options issued for development services	361,500	-
Minority Interest	-	455,790
Changes in operating assets and liabilities:	-
Accounts receivable	(512,038)	447,165
Due from related party	6,751	-
Inventories	(753,973)	8,308
Prepaid expenses	(112,854)	(52,309)
Other current assets	122,135	-
Accounts payable	597,302	(120,103)
Accrued liabilities	48,424	96,976
Deferred revenue	(17,771)	-
Income taxes payable	(112,975)	-
Net cash provided (used) by operating activities	(1,917,889)	903,681
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restrited cash	(60,000)	-
Investments	-	(66,536)
Purchase of patent rights	(178,260)	(29,216)
Purchases of equipment	(352,713)	(65,000)
Notes receivable-related party	-	(148,441)
Net cash used by investing activities	(590,973)	(309,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	3,200,658	-
Proceeds from capital lease note payable	86,696	-
Principal payments on capital lease note payable	(8,594)	-
Proceeds from notes and debentures	-	201,750
Note payments-unrelated parties	(153,590)	(166,262)
Proceeds from (repayments of) line of credit	610,675	(792,343)
Net cash provided (used) by financing activities	3,735,845	(756,855)
NET INCREASE (DECREASE) IN CASH	1,226,983	(162,367)
Effect of exchange rate changes
on cash and cash equivalents	26,637	96,216
CASH AND CASH EQUIVALENTS, BEGINNING	40,442	172,382
CASH AND CASH EQUIVALENTS, ENDING	$ 1,294,062	$ 106,231

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

Effective July 13, 2005, the Company’s Board of Directors approved the repayment of a €115,000 advance to Dental Marketing Development N.V. ("DMD"), a company owned and operated by Guy De Vreese which later merged with Lident N.V., another company controlled by Mr. De Vreese, in exchange for 93,533 shares of the Company’s common stock held by Lident valued at $1.50 per share based upon a principal amount of €115,000 and a conversion rate of $1.22 to the Euro. The 93,533 shares of common stock received have been cancelled and are available for reissue as of December 31, 2005.

REMEDENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(UNAUDITED)

1.	BACKGROUND AND BUSINESS ACTIVITIES

The Company was originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc. In October 1998, the Company was acquired by Resort World Enterprises, Inc., a Nevada corporation ("RWE") in a share exchange and RWE immediately changed its name to Remedent USA, Inc. The share exchange was a "reverse acquisition" and accounted for as if the Company acquired RWE and then recapitalized its capital structure. On July 1, 2001, the Company formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent N.V. (a Belgium corporation). Remedent Professional, Inc. and Remedent Professional Holdings, Inc. are both wholly-owned subsidiaries and have been inactive since inception. In June 2005, the Company formed Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore. In October, 2005, the Company established a sales office in the U.S. in Los Angeles, California in order to introduce its products to the U.S. market.

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

Organization

The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its three subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc. and Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore (collectively, the "Company"). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium and, as of October 2005, offices in Los Angeles, California. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. Remedent Asia Pte. Ltd., commenced operations as of July 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and nine months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. Accordingly, your attention is directed to footnote disclosures found in the March 31, 2005 Annual Report on Form 10KSB/A for the year ended March 31, 2005, and particularly to Note 1, which includes a summary of significant accounting policies.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2005, management believes there was no impairment of the Company’s long-lived assets.

Cash-Restricted

The Company has deposited $60,000 in cash in an escrow with Wells Fargo Bank as security for the Company’s credit card merchant processing associated with anticipated direct sales activities in the U.S.

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

Warranties

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty programs. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, labor for periods up to 18 months. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Based upon the foregoing, we have recorded as of December 31, 2005 a provision for potential future warranty costs of $17,826.

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

Action by Unanimous Written Consent

In February 2005 and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of the Company’s common stock, and without a meeting pursuant to Section 78.320 of the Nevada Revised Statute (the “Written Consent”), the Company: (i) increased the number of authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) implemented a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, and (iii) changed the name of the Company from "Remedent USA, Inc." to "Remedent, Inc." The Written Consent also authorized acquisition of the remaining 78% of the Company’s subsidiary, Remedent N.V., that the Company did not own from Messrs. Guy De Vreese and Robin List, the Chairman and Chief Executive Officer respectively, through the issuance of shares of the Company’s common stock equal to 78% of the Company’s issued and outstanding shares following the completion of the transaction. Lastly, the Written Consent authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. These actions were disclosed in an Information Statement on Schedule 14C mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At December 31, 2005, two customers accounted for 43% and 11%, respectively, of the Company’s trade accounts receivable. For the nine months ended December 31, 2005, these same two customers accounted for 18% and 10% of revenues, respectively. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases – The Company does not specifically rely upon any suppliers for key components for its professional dentist products. The loss of any one supplier in the professional dentist product line would not have a material impact on the Company’s operations. The Company currently relies on one factory for the manufacture certain components of its new MetaTray and iWhite products, which represented 25.7% and 20.9% of the Company’s purchases for the three and nine months ended December 31, 2005, respectively. The Company believes alternative manufacturers could be obtained should it become necessary.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of December 31, 2005 and March 31, 2005 is as follows:

	December 31, 2005	March 31, 2005
Accounts receivable, gross	$ 1,935,936	$ 1,568,490
Less: allowance for doubtful accounts	(70,905)	(80,194)
Accounts receivable, net	$ 1,865,031	$ 1,488,296

6.	DUE FROM RELATED PARTY

On February 12, 2002, Remedent N.V. entered into a loan agreement for € 125,000 with Lident N.V., a company owned and operated by Guy De Vreese, the Company’s Chairman. The agreement was entered into in connection with a line of credit established by Remedent N.V. with a Belgian bank. Due to the insufficient assets maintained by Remedent N.V. as of inception date of the line of credit, the bank imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Remedent N.V. use the line of credit repay in full the €125,000 outstanding balance on BBL's existing line of credit to Dental Marketing Development N.V. ("DMD"), a company owned and operated by Guy De Vreese. Accordingly, Mr. De Vreese personally guaranteed the €250,000 BBL line of credit, including pledging as collateral specific investments owned by Mr. De Vreese valued at approximately $250,000, and Remedent N.V. drew €125,000 from this line of credit to advance to DMD and booked this amount as an interest-free loan to DMD. DMD would have to repay this loan (i) if the line of credit had been cancelled by BBL due to insufficient security, (ii) if Remedent found other facilities to secure payment of Mr. De Vreese's funds and no longer needed the line of credit, or (iii) Remedent N.V. was still using the line of credit but has found other facilities to secure payment of Mr. De Vreese's funds. Remedent N.V. did not take any procedural steps to insure fairness in the terms of this transaction to the Company or to Remedent N.V. DMD later merged with Lident N.V. Effective July 13, 2005, the Company’s Board of Directors approved the repayment of the advance to DMD in exchange for 93,533 shares of our common stock at $1.50 per share, based upon a remaining principal amount of €115,000 at June 30, 2005 and a conversion rate of $1.22 to the Euro as of July 13, 2005, a total value of $140,300. As of December 31, 2005, the 93,533 shares of common stock received have been cancelled and are available for reissue.

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

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	December 31, 2005	March 31, 2005
Raw materials	$ 37,362	$ 14,486
Components	1,051,718	496,800
Finished goods	191,986	85,944
	1,281,066	597,230
Less: reserve for obsolescence	(5,942)	(38,895)
Net inventory	$ 1,275,124	$ 558,335

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2005	March 31, 2005
Furniture & Fixtures	$ 87,632	$ 39,517
Machinery & Equipment	165,345	75,558
Tooling	175,950	-
Less: Accumulated Depreciation	(91,809)	(29,338)
Property & equipment, net	$ 337,118	$ 85,737

9.	LICENSED PATENTS

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period.

In September 2004, the Company entered into an agreement with Lident N.V. (“Lident”), a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license an international patent (excluding the US) and worldwide manufacturing and distribution rights for a potential new product which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with the Company. The patent is an Italian patent which relates to a single use universal applicator for dental pastes, salves, creams, powders, liquids and other substances where manual application could be relevant. The Company has filed to have the patent approved throughout Europe. The agreement required the Company to advance to the inventors through Lident a fully refundable deposit of € 100,000 ($129,650 as of March 31, 2005) subject to the Company's due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, would be assigned to the Company for additional consideration to the inventors of € 100,000 ($118,840 as of December 31, 2005) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit would be repaid in full by Lident. The consideration the Company had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident would not have profited from the exercise of the option. Furthermore, at a meeting of the Company's Board of Directors on July 13, 2005, the Board accepted Lident's offer to facilitate an assignment of Lident's intellectual property rights to the technology to the Company in exchange for the reimbursement of Lident's actual costs incurred relating to the intellectual property. Consequently, when the Company exercises the option, all future payments, other than the reimbursement of costs would be paid directly to the original inventors and not to Lident.

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent has been recorded as of December 31, 2005 at € 150,000 ($178,260) and is being amortized over five (5) years.

10.	LINE OF CREDIT

On October 8, 2004, the Company obtained a new line of credit facility with a new Belgian bank for € 1,050,000 (US $1,247,820 at December 31, 2005) Line of Credit Facility (the "Facility") with a Belgian bank , consisting of a €800,000 (US $950,720) credit line based on the eligible accounts receivable and a €250,000 (US $297,100) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of May 3, 2005, the Company and the bank agreed to increase the general line of credit to €500,000 ($594,200) and decrease the credit line based on the eligible accounts receivable to €550,000 ($653,620). Interest on each advance under this line is charged at the bank’s published rate, which was 4.47% at December 31, 2005. All other terms and conditions remained unchanged. There was €500,000 ($594,200) in advances outstanding for this line of credit as of December 31, 2005 and no advances outstanding as of March 31, 2005.

11.	DUE TO RELATED PARTIES

	December 31, 2005	March 31, 2005
Interest free borrowings from employees
in the form of working capital loans	$ 58,958	$ 58,958

Borrowings from employees and entities controlled by officers of the Company are due upon demand and bear no interest.

12.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2005	March 31, 2005
Accrued interest	$ 9,833	$ 20,470
Accrued audit and tax preparation fees	19,000	37,500
Accrued consulting fees	32,062	1,700
Accrued employee benefit taxes	181,691	190,973
Reserve for warranty costs	17,826	19,448
Customer prepayments	1,547	-
Other accrued expenses	118,220	97,764
	$ 380,179	$ 367,854

13.	NOTES PAYABLE

Notes payable are summarized as follows:

	December 31, 2005	March 31, 2005
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

Convertible Promissory Note:
Maturity Date: September 30, 2004, Interest rate: 10% per annum
Conversion rate: Balance of note converted into
the number of shares necessary to provide the note holder
with two percent of the Company's outstanding shares of
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

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70, 245 ($84,589). The leases require monthly payments of principal and interest at 4.20% of €1,258 ($1,505) and provide for buyouts at the conclusion of the five year term of €2,820 ($3,374) or 4.0% of original value. Principal payable within 12 months of December 31, 2005 totals $12,378.

15.	PRIVATE PLACEMENT

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

16.	STOCK OPTIONS

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

On October 12, 2005, the Company entered into an Employment Agreement with an individual to render full-time employment to the Company as for an initial term of three (3) years whose duties include managing worldwide sales for the Company. The agreement automatically renews for an additional one (1) year period at the end of each then existing term, unless one party gives to the other written notice to terminate. The agreement provides for an annual salary of $275,000 and quarterly bonuses in the amount of $25,000, subject to certain conditions. The agreement also granted 400,000 options under the Company's 2004 Incentive and Nonstatutory Stock Option Plan (the "Stock Plan"). The options were priced at $4.00. The options vest one third each on the last day of the first, second and third years of employment. These options have a term of eight (8) years from the date of grant and are subject to other standard terms and conditions under the Stock Plan and contain standard anti-dilution language and a provision for cashless exercise. The market value of the foregoing option grant based upon the

Black-Scholes option pricing model utilizing a market price on the date of grant of $3.50 per share, an annualized volatility of 155%, a risk free interest rate of 4.5% and an expected life of eight years is $3.41 per option granted, for a total value of approximately $1,364,490.

In addition to the foregoing, during the quarter ending December 31, 2005, the Company granted an aggregate of 90,000 three year options to purchase the Company’s common stock to three new employees in its US offices at an exercise price of $3.41. The options vest over a three year period. The value of the foregoing option grants based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $3.41 per share, an annualized volatility of 155%, a risk free interest rate of 4.5% and an expected life of three years is $2.84 per option granted, for a total value of approximately $255,600.

On December 23, 2005, the Company granted to its Chief Financial Officer 75,000 ten year options to purchase the Company’s common stock at an exercise price of $2.46, the market value of the Company’s stock on the date of grant. The options were fully vested upon issue. The value of the foregoing option grants based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $2.46 per share, an annualized volatility of 155%, a risk free interest rate of 4.5% and an expected life of eight years is $2.40 per option granted, for a total value of approximately $180,000.

On February 10, 2006, the Company issued to an individual options to purchase 150,000 shares of the Company's common stock pursuant to the terms and conditions of a Stock Option Agreement to be agreed to by the parties as consideration for past services performed by this individual and the release of any and all claims under this individual’s prior agreements with the Company (See SUBSEQUENT EVENTS – Note 20). The 150,000 options have been valued in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.55, a risk free interest rate of 4.5% and an expected life for the options of five years, resulting in a value of $2.41 per option granted for a total for the warrants of $361,500. The value of this option grant has been recorded as of December 31, 2005 as a research and development expense.

17.	STOCK BASED COMPENSATION

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

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to operations over the vesting period of the options or the expected period of benefit. The Company’s unaudited pro forma information is as follows:

	December 31, 2005	December 31, 2004
Net income (loss):
As reported	$ (2,965,650)	$ 87,161
Pro forma	$ (3,145,650)	$ 77,161
Earnings per share:
Basic and diluted
As reported	$ (0.27)	$ 0.04
Pro forma	$ (0.28)	$ 0.04

18.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent N.V. The other subsidiaries of the Company have been dormant since inception. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

Sales to customers outside of the United States were 92% and 99% of total sales for the six month periods ended December 31, 2005 and 2004, respectively. The sales were made mostly to customers in countries that are members of the European Union (“EU”).

	December 31, 2005	December 31, 2004
U.S. sales	$ 368,686	$ 17,647
Foreign sales	4,313,785	3,075,707
	$ 4,682,471	$ 3,093,354

19.	COMMITMENTS AND CONTINGENCIES

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €6,560 per month ($7,795 per month at December 31, 2005). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled €3,245 ($3,856) for calendar year 2004. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the (Euro) at December 31, 2005 is $486,514.

Rent expense for the foregoing lease for the nine months ended December 31, 2005 and 2004 was $96,973 and $67,937 respectively.

Equipment Lease

In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,194). The aggregate rent to be paid over the lease term is $43,007.

Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at December 31, 2005.

March 31, 2006	$ 107,882
March 31, 2007	$ 107,882
March 31, 2008	$ 106,688
March 31, 2009	$ 93,550
March 31, 2010	$ 93,550

20.	SUBSEQUENT EVENTS

On February 10, 2006, the Company entered into a consulting agreement effective as of January 1, 2006 with an unrelated individual who has previously provided product development services to the Company to provide future consulting and development services in order to assist the Company in the areas of research and design and product development relating to the dental and oral care markets. The agreement provides for a monthly fee of $25,000, payable on the 1st of each month. The initial term of this agreement ends on December 31, 2006, unless terminated earlier by either party. This agreement automatically renews for an additional one (1) year period at the end of each then existing term, unless one party gives to the other written notice to terminate. In conjunction with the terms of this agreement, the individual has agreed to a non-solicitation clause for a term of twelve (12) months following the termination of this agreement.

As consideration for past services performed by this same individual and the release of any and all claims under this individual’s prior agreements with the Company, the Company has agreed to; (i) issue two hundred thousand (200,000) shares of the Company's restricted common stock pursuant to the terms and conditions of a Stock Purchase Agreement to be agreed to, and; (ii) issue to this individual options to purchase 150,000 shares of the Company's common stock pursuant to the terms and conditions of a Stock Option Agreement to be agreed to. These Options shall be fully vested and have a term of not less than five (5) years with an exercise price equal to $2.60, the closing price of the Company's common stock as traded on the OTC Bulletin Board on February 10, 2006. The Company agreed that it will use its best efforts to register the Options and the restricted common stock of the Company issued in connection with this agreement pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended. The value of the 200,000 shares of common stock has been determined to be $2.60 per share, the closing price of the Company's common stock as traded on the OTC Bulletin Board on February 10, 2006, for a total value of $520,000. The 150,000 options have been valued in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.55, a risk free interest rate of 4.5% and an expected life for the options of five years, resulting in a value of $2.41 per option granted for a total for the warrants of $361,500. The total value of both the foregoing stock grant and option grant have been recorded as of December 31, 2005 as a research and development expense and has been credited to common stock subscribed ($200) and additional paid in capital ($881,300).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended December 31, 2005 and 2004. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s registration statement on Form SB-2/A filed on October 26, 2005 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 and in the Company’s other filings with the Securities and Exchange Commission.

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

During the quarter ended March 31, 2002, through our Belgium based subsidiary, Remedent N.V., we initiated our entrance into the high technology dental equipment market, with the introduction of the RemeCure high-speed dental curing light. Since that time, the majority of our operations have been conducted through our subsidiary, Remedent N.V. In just three years, we capitalized on our initial success with the RemeCure curing light and broadened our product line to include a full line of professional dental and retail "over-the-counter" tooth whitening products. We expanded our distribution to encompass over 35 countries throughout Europe, Asia and South America. In October, 2005, we established a sales office in the U.S. in Los Angeles, California in order to introduce our products to the U.S. market.

For the last three completed fiscal years, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which had experienced substantial growth in its revenues and recently has achieved positive operating income. Because the controlling stockholders of Remedent N.V. consist of our executive officers or companies owned by our executive officers, we have always had effective "control" over Remedent N.V., as defined by APB 51"Consolidated Financial Statements," even though we had owned only twenty two percent (22%) of this subsidiary.

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

Results of Operations

Results of Operations for the three and nine months ended December 31, 2005 compared with the three months ended December 31, 2004.

The following table presents our consolidated statements of income (loss), as a percentage of sales, for the periods indicated.

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	54.04%	40.39%	47.62%	41.45%
GROSS PROFIT	45.96%	59.61%	52.38%	58.55%
OPERATING EXPENSES
Research and development	49.13%	2.97%	21.99%	2.74%
Sales and marketing	18.67%	4.40%	12.45%	4.45%
General and administrative	67.39%	39.66%	64.49%	35.92%
Non cash restructuring expense	0.00%	0.00%	16.32%	0.00%
Depreciation and amortization	1.78%	0.52%	1.52%	0.50%
TOTAL OPERATING EXPENSES	136.97%	47.55%	116.77%	43.61%
INCOME (LOSS) FROM OPERATIONS	(91.01)%	12.06%	(64.39)%	14.94%
Other income (expense)	(0.02)%	(1.13)%	(1.44)%	(1.07)%
INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	(91.04)%	10.93%	(65.83)%	13.87%
Minority interest	0.00%	(2.73)%	0.00%	(8.93)%
Income tax benefit (expense)	0.00%	(12.19)%	2.49%	(4.80)%
NET INCOME (LOSS)	(91.04)%	(3.99)%	(63.34)%	0.14%

Net Sales

Net sales decreased for the three months ended December 31, 2005 by $140,629, or 7.0%, to $1,870,037 as compared to $2,010,666 for the three months ended December 31, 2004. For the nine months December 31, 2005, sales decreased by $421,549, or 8.3%, to $4,682,471 as compared to $5,104,020 for the nine months ended December 31, 2004. The decrease in net sales for the three and nine months ended December 31, 2005 is attributable to several reasons; a) manufacturing delays in launching of our new MetaTray™, which began shipping in limited quantities in August 2005, causing professional dentist customers to defer orders of our existing products in anticipation of the new MetaTray products; b) deferral of reorders of our existing CleverWhite™ product in anticipation of the launch of our iWhite™ retail whitening product which was also delayed due to manufacturing, and; c) a 28% reduction in our selling price of our Remecure product in order to maintain competitive position in the marketplace.

It should be noted that initial stocking of CleverWhite, the predecessor to iWhite, by the retail stores comprising Omega Pharma group, our largest customer in the nine months ended December 31, 2004, totaled approximately $2.0 million. For the nine months ended December 31, 2005, we now do business on a country by country basis with the member companies of the Omega Pharma group and have to date only shipped one country in the Omega Pharma Group (Spain) our new iWhite products. We anticipate shipping the remainder of the Omega Pharma Group and other major customers our iWhite products beginning in March 2006. To date, there are orders placed and unshipped for iWhite exceeding $1.0 million. In addition, in an 8K filed on December 28, 2005, we announced that we had entered into an Agreement with Pierre Fabre Medicament S.A., a French company, whereby commencing on January 1, 2006 Pierre Fabre will be our sole and exclusive distributor of the I-White(R) and MetaTray(R) products ("Products") in France, Guadeloupe, Guiana, Martinique, Mayotte, New Caledonia, French Polynesia, La Reunion, St. Bartholomew, St. Martin, St. Pierre and Miquelon, Wallis and Futuna. The Agreement requires Pierre Fabre to order minimum quantities of these Products. In the event that Pierre Fabre fails to sell the minimum quantities of these Products within the first eighteen (18) months of the Agreement, we will have a right to terminate the Agreement on a product by product basis upon one (1) month prior written notice.

The term of the Agreement is for an initial three (3) years, unless terminated by either party and will automatically be extended for successive two (2) year terms unless terminated by written notice at least six (6) months before its expiration. The Agreement also grants Pierre Fabre a first option right to expand the territory under the Agreement to include Cyprus, Morocco, Tunisia, Algeria and South Africa.

Cost of Sales

Cost of sales increased for the three months ended December 31, 2005 by $198,617, or 24.5%, to $1,010,660 as compared to $812,043 for the three months ended December 31, 2004. The increase in cost of sales occurred primarily as a result our expansion of our own in-house manufacturing of the whitening agent delivery system included in our MetaTray and iWhite products. Although these manufacturing costs, on a per unit basis, increased during the startup of this manufacturing process, which occurred during the three months ended December 31, 2005, we anticipate that we will achieve reductions in the cost of our products over that attainable through third party manufacturing sources in future periods as a result developing this in-house manufacturing capability.

For the nine months ended December 31, 2005, cost of sales increased $114,234, or 5.4%, to $2,229,858, as compared to $2,115,624 for the nine months ended December 31, 2004. This increase in primarily attributable to the expansion of our in house manufacturing capability during the three months ended December 31, 2005 as discussed above.

Gross Profit

Gross profit decreased by $339,246, or 28.3%, to $859,377 for the three month period ended December 31, 2005 as compared to $1,198,623 for the three month period ended December 31, 2004 resulting in a decrease in gross profit as a percentage of sales of 13.7%. The decrease in gross profit is the result of the decrease in sales and the increase in cost of sales discussed above as well the effect of the reduced margins on the Remecure products resulting from the 28% reduction in the average selling price of the Remecure products.

For the nine months ended December 31, 2005, gross profit decreased by $535,783, or 17.9%, to $2,452,613 as compared to $2,988,396 for the nine months ended December 31, 2004 resulting in a decrease in gross profit as a percentage of sales of 6.2%. The decrease for the nine month period is commensurate with the decrease in sales combined with the increase in manufacturing costs and reduction in Remecure selling prices that occurred during the three months ended December 31, 2005.

Operating Expenses:

Research and development expenses increased $859,041 to $918,749 for the three months ended December 31, 2005 as compared to $59,708 for the three months ended December 31, 2004. The principal reason for this increase was the result of an agreement reached with an individual who had been assisting in development of our MetaTray and iWhite products. As consideration for past services performed by this individual and the release of any and all claims under this individual’s prior agreements with us, we agreed to (i) issue of two hundred thousand (200,000) shares of our restricted common stock pursuant to the terms and conditions of a Stock Purchase Agreement to be agreed to, and (ii) issue to this individual options to purchase 150,000 shares of our common stock pursuant to the terms and conditions of a Stock Option Agreement to be agreed to. These options shall be fully vested and have a term of not less than five (5) years with an exercise price equal to $2.60, the closing price our common stock as traded on the OTC Bulletin Board on February 10, 2006. We also agreed that we will use our best efforts to register the options and the restricted common stock issued in connection with this agreement pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended. The value of the 200,000 shares of common stock has been determined to be $2.60 per share, the closing price of the Company's common stock as traded on the OTC Bulletin Board on February 10, 2006, for a total value of $520,000. The 150,000 options have been valued in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.55, a risk free interest rate of 4.5% and an expected life for the options of five years, resulting in a value of $2.41 per option granted for a total of $361,500. The total value of both the foregoing stock grant and option grant have been recorded as of December 31, 2005 as a research and development expense and has been credited to common stock subscribed ($200) and additional paid in capital ($881,300).

For the nine months ended December 31, 2005, research and development expenses increased $889,889, or 636.0%, to $1,029,798 as compared to $139,909 for the nine months ended December 31, 2004. The increase for the nine month period is as discussed above regarding the stock and option grant during the three months ended December 31, 2005. In addition, we continue to expend resources for research and development for potential new products to introduce during calendar year 2007.

Sales and marketing costs increased $260,632, or 294.5%, to $349,122 for the three months ended December 31, 2005 as compared to $88,490 for the three months ended December 31, 2004. The principal reason for this increase is the launch of our new sales office located in Los Angeles, California which resulted in additional sales and marketing costs of $160,055 for the three month period. We believe the costs related to the establishment of this office will enable us to introduce our products to the US markets while adding sales to support to our worldwide sales operations. Also contributing to the increase in sales and marketing costs was our increased presence at trade shows as part of the introduction of our new iWhite and MetaTray products.

For the nine months ended December 31, 2005, sales and marketing costs increased $355,885, or 156.7%, to $582,948 as compared to $227,063 for the nine months ended December 31, 2004. The increase for the nine month period is the result of the foregoing increases as described above related to the three months ended December 31, 2005 as well as the costs incurred earlier in the fiscal year for marketing and promotional materials developed and purchased to support the launch of the MetaTray products for the professional dentist market and iWhite for the retail OTC market.

General and administrative costs for the three months ended December 31, 2005 and 2004 were $1,260,232 and $797,453, respectively, representing an increase of $462,779 or 58.0%. The increase in general and administrative costs for the three months ended December 31, 2005 as compared to the prior year includes general and administrative costs related to our new office in Los Angeles, California totaling $105,071 and $33,308 in general administrative costs associated with our new office in Singapore. We have also significantly increased our personnel in all departments within our headquarters in Belgium from 10 employees as of December 31, 2004 to 28 employees as of December 31, 2005, resulting in an increase in salary and related costs for the three months ended December 31, 2005 of $141,000 as compared to the three months ended December 31, 2004

For the nine months ended December 31, 2005, general and administrative costs increased $1,186,433, or 64.7%, to $3,019,710 as compared to $1,833,277 for the nine months ended December 31, 2004 due to the above items as well additional investment in corporate governance and instituting improvements in financial reporting and internal control resulting in increased expenditures for legal and financial consulting expenditures for the nine months ended December 31, 2005 of $343,000 over the nine months ended December 31, 2004, $251,000 in additional personnel costs, inclusive of the $141,000 increase noted above, for product development, sales and manufacturing activities. Also contributing to the increase in general and administrative costs was an increase in travel costs related to our startup manufacturing activities, our increased sales force, our efforts to raise additional capital and the startup of our offices in the U.S and in Singapore.

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

Net interest expense decreased by $18,286 to $4,424 from $22,710 during the three months ended December 31, 2005 over the comparable three months ended December 31, 2004. For the nine months ended December 31, 2005, interest expense increased $56,493 to $111,333 as compared to $54,840 for the nine months ended December 31, 2004. Included in interest expense for the nine months ended December 31, 2005 is $100,000 of non-cash interest equal to the value of the beneficial conversion feature on a $100,000 note payable that was converted to common stock on June 3, 2005 computed by taking the difference between the effective conversion price, $0.56 per share (based upon $100,000 in principal and $11,173 in accrued interest, divided by 197,839 shares, the amount of shares required to be issued) and the fair market value of our common stock as of the date of the note was issued ($1.60 per share as of March 23, 2004) times 197,839 shares issued in conversion of the note, not to exceed the original principal value of the convertible note. Not including the $100,000 non cash interest described in the preceding sentence, interest expense decreased for the nine months ended December 31, 2005 by $43,507 as a result of our improved cash position resulting in decreased utilization of our available bank credit lines, conversion into our common stock of convertible debentures totaling $127,580 in principal at December 31, 2004 and the liquidity provided by the private placement which was completed in July 2005.

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

Our balance sheet at December 31, 2005 reflects cash and cash equivalents of $1,294,062 as compared to $40,442 as of March 31, 2005, an increase of $1,253,620. Net cash provided (used by) operations decreased by $2,821,570 resulting in net cash being used by operations of $1,917,889 for the nine months ended December 31, 2005 as compared to net cash provided from operations of $903,681 for the nine months ended December 31, 2004. The decrease in net cash provided from operations for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 is primarily attributable to the net loss.

Net cash used in investing activities totaled $590,973 for the nine months ended December 31, 2005 as compared to net cash used in investing activities of $309,193 for the nine months ended December 31, 2004. The increase in net cash used in investing activities for the nine months ended December 31, 2005 is attributable to the purchase of manufacturing equipment related to our expansion of our in house manufacturing capability and office equipment as a result of our increased staffing in all three locations, Belgium, Los Angeles, Ca. and Singapore.

Net cash provided by financing activities totaled $3,735,845 for the nine months ended December 31, 2005 as compared to net cash used in investing activities of $756,855 for the nine months ended December 31, 2004. The increase in net cash provided from financing activities is primarily attributable to net proceeds from our private placement which totaled $3,200,658, net advances under our credit line for the nine months ended December 31, 2005 of $610,675 as compared to net repayments under our line of credit of $792,343 for the nine months ended December 31, 2004 as well as our additional net borrowings for capital leases for manufacturing equipment totaling $86,696.

During the nine months ended December 31, 2005, we recognized an increase in cash and cash equivalents of $26,637 from the effect of exchange rates between the Euro and the US Dollar.

Principal Commitments

We lease a 26,915 sq. ft. office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €6,560 per month ($7,795 per month at December 31, 2005). In addition, we are responsible for the payment of annual real estate taxes for the property which totaled €3,245 ($3,856) for calendar year 2004. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the (Euro) at December 31, 2005 is $486,514.

Rent expense for the foregoing lease for the nine months ended December 31, 2005 and 2004 was $96,973 and $67,937 respectively.

Equipment Lease

In November 2004, we leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,194). The aggregate rent to be paid over the lease term is $43,007.

Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at December 31, 2005.

March 31, 2006	$ 107,882
March 31, 2007	$ 107,882
March 31, 2008	$ 106,688
March 31, 2009	$ 93,550
March 31, 2010	$ 93,550

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

On February 10, 2006, we entered into a Consulting Agreement effective as of January 1, 2006 with an unrelated individual who has previously provided product development services to us to provide future consulting and development services in order to assist us in the areas of research and design and product development relating to the dental and oral care markets. This agreement provides for a monthly fee of $25,000, payable on the 1st of each month. The initial term of this agreement ends on December 31, 2006, unless terminated earlier by either party. This agreement automatically renews for an additional one (1) year period at the end of each then existing term, unless one party gives to the other written notice to terminate. In conjunction with the terms of this agreement, the individual has agreed to a non-solicitation clause for a term of twelve (12) months following the termination of this agreement.

Off-Balance Sheet Arrangements

At December 31 2005, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

None

Item 3. Defaults In Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.21	Agreement between Remedent N.V. and Pierre Fabre Medicament S.A, dated December 21, 2005
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: February 21, 2006	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

Dated: February 21, 2006	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

