Form 10KSB
period 2006-03-31
REMEDENT, INC.
filed 2006-07-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15975

REMEDENT, INC.

(Name of small business issuer as specified in its charter)

Nevada	86-0837251
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Xavier de Cocklaan 42, 9831 Deurle, Belgium	N/A
(Address of principal executive offices)	(Zip code)

011-329-321-70-80

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

State issuer’s revenues for its most recent fiscal year $7,393,948.

The aggregate market value of voting stock held by non-affiliates of the registrant was $4,879,848 as of July 6, 2006 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of July 6, 2006, there were 12,964,112 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes __; No X

In addition to historical information, this Annual Report on Form 10-KSB (“Annual Report”) for Remedent, Inc. (“Remedent” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include the words “may,” “will,” “believes,” “expects,” “anticipates,” or similar expressions. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, working capital requirements, competition, results of operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements contained herein.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Corporate Background

We are a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail “Over-The-Counter” tooth whitening products which are distributed in Europe, and recently in Asia and the United States. We manufacture many of our products in its facility in Deurle, Belgium as well as outsourced manufacturing in China. We distribute our products using both its own internal sales force and through the use of third party distributors.

We were originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc. In October 1998, we were acquired by Resort World Enterprises, Inc., a Nevada corporation (“RWE”) in a share exchange and RWE immediately changed its name to Remedent USA, Inc. The share exchange was a “reverse acquisition” and accounted for as if we acquired RWE and then recapitalized our capital structure. On July 1, 2001, we formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent N.V., and began developing high-technology dental equipment. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. are both wholly-owned subsidiaries and have been inactive since inception. In June 2005, we formed Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore.

For the fiscal years ending March 31, 2002 through 2006, substantially all of our revenue had been generated by our subsidiary, Remedent N.V., which had experienced substantial growth in its revenues.

In December 2002, as a result of losses incurred during its start-up period, Remedent N.V.’s shareholder equity fell below that which is required under Belgium law. In accordance with Belgium law, Remedent N.V. retained the services of an independent Belgium certified accountant to determine the amount of additional capital contribution necessary to bring Remedent N.V.’s balance sheet into compliance. As a result of this analysis, it was determined that additional capital of 310,000 Euros would be required and, further, that Remedent N.V.’s valuation prior to such capital contribution was 88,500 Euros. In as much as we lacked the financial resources to provide the additional capital required, Remedent N.V. elected to issue 7,171 shares of its common stock to Lausha N.V., a company controlled by Guy De Vreese, in exchange for conversion of 50,000 Euros in notes payable and contribution of the 235,000 Euros in fixed income marketable securities owned by Mr. De Vreese that had been used as collateral for a credit line, both as an irrevocable capital contribution to Remedent N.V. In addition, Remedent N.V. issued 629 shares to Robin List in exchange for conversion of 25,000 Euros in notes payable as an irrevocable capital contribution to Remedent N.V. Until June 30, 2003, we had a unilateral right to repurchase the shares issued to Lausha N.V. and Robin List at the same price that the shares were sold to these parties however we were unable to obtain the required resources to accomplish this. As a result of this transaction, our ownership in our subsidiary was diluted from 100% to 22%.

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, our stockholders authorized the acquisition of the remaining 78% of our subsidiary, Remedent N.V., which we did not own, in exchange for 7,715,703 post-split shares of our common stock in a transaction involving Messrs. Guy De Vreese and Robin List, our Chairman and Chief Executive Officer respectively. On June 3, 2005, we consummated the acquisition of Remedent N.V. and issued 7,715,703 post- split shares of its restricted common stock to the Lausha N.V., a company controlled by Guy De Vreese, and to Robin List in exchange for all of the issued and outstanding shares of Remedent N.V. owned by Lausha N.V. and Robin List. As a result of this acquisition, Remedent N.V. became our wholly owned subsidiary.

Also, on June 3, 2005, we amended our Articles of Incorporation to; (i) change our name from “Remedent USA, Inc.” to “Remedent, Inc.” (ii) increase the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effect a one-for-twenty reverse stock split. In July 2005, we successfully completed a private placement of 2,520,661 Units for an aggregate offering price of $3,780,985 generating net proceeds of $3,200,081.

Current Products and Business Strategy

Products

Beginning in 2002, our initial focus was on the needs of the professional dentist market in Western Europe. Leveraging our knowledge of regulatory requirements regarding dental products in each market and our management’s experience in understanding the needs of the professional dental community, development was completed on the RemeCure plasma curing light. The key differentiating advantages built into the RemeCure light were the ability to have a single device utilized for two applications: (1) curing dental composite materials in only seconds and; (2) for single appointment, in-office whitening in less than forty minutes.

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

In July 2003 we launched our first product developed for distribution through Over-The-Counter retail outlets, specifically pharmacies. CleverWhite featured a unique non-peroxide formula, thereby overcoming the European Union regulatory ban on Over-The-Counter sales of peroxide compounds, the active ingredient typically found in all United States tooth whitening products. Combining a mouth tray with a unique gel delivery system that requires no mixing, no syringes or even filling the tray, CleverWhite utilized pre-filled pouches that are placed in the mouth tray and activated once in the mouth with no dripping or other discomfort often associated with tray based whitening systems.

Capitalizing on the CleverWhite’s initial success, we launched our second Over-The-Counter product in the fourth quarter of calendar year 2004. CleverWhite Day & Night sticks offer a portable, easy to use, whitening solution at what we believe to be a very affordable price.

In August 2005, we introduced MetaTray®, our next generation of products targeted for the professional dentist market. MetaTray® is a completely self contained whitening system that can be administered by dentists that:

•	Does not require chair time.
•	Incorporates all the benefits of heat and light for activating gel.
•	Introduces a proprietary gel delivery system that eliminates dripping and running while enhancing protection for surrounding gums and tissue.

The MetaTray® kit consists of a proprietary, reusable mouthpiece that has embedded in the mouthpiece both a heating element and an electroluminescent mesh that are powered by a rechargeable 9 volt power source providing heat and light similar to that which is delivered to the teeth by conventional dental lights.

The system also introduced a proprietary foam strip that is unique in the manner in which it releases peroxide to the tooth surface without dripping or running. The MetaTray® kit is easy to handle, to store, and to discard. It works by a gradual release. As the mouth is producing more saliva – the saliva is absorbed by the foam and is pushing the peroxide out of the foam in a chemical reaction. This also prolongs the release of peroxide allowing for a more gradual treatment thus minimizing irritation to the gums and surrounding tissue. Most importantly, since the MetaTray® kit can be used at home by the patient, foam strips with the appropriate concentration of peroxide can be provided by the dentist thereby generating a continuing revenue stream for the dentist while achieving high levels of patient satisfaction.

In the three months ended March 31, 2006, a variation of our MetaTray® product named iWhite® was introduced to our global retail distribution network. iWhite® features a mouthpiece similar to that used in the MetaTray® products. However, the iWhite® mouthpiece only uses the electroluminescent mesh and not the heating element thereby reducing the power requirements to a 3V battery. iWhite® also features a lower concentrations of the whitening agent, to allow it to be sold in most over the counter distribution channels.

Distribution

Duplicating the model we learned in the professional dental segment, our retail strategy has been to focus on product development and marketing and to rely on our distributor network assisted by our internally developed marketing programs for servicing our customers in each market.

Starting in Belgium and the Netherlands, our products have been introduced utilizing our Distributor Assisted Marketing programs. We implement our program by first identifying an established dealer in each market with a well developed sales force familiar with sales of capital equipment to the professional dentist community. Second, we develop aggressive lead generation programs and other marketing techniques which served as a blue print for the dealers to implement. The combination of a well-trained dealer force and a dealer assisted marketing and lead generation programs has proven to be far more effective than utilizing a direct sales approach, which is much slower and more costly to establish. This process has been repeated for both the professional dentist and retail, over the counter markets in each country. As a result of this approach, in just four years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

On December 21, 2005, we entered into an agreement with Pierre Fabre Medicament S.A., a corporation organized under the laws of France (“Pierre Fabre”). Pursuant to the agreement, commencing on January 1, 2006, Pierre Fabre became our sole and exclusive distributor of the iWhite® and MetaTray® product in France, Guadeloupe, Guiana, Martinique, Mayotte, New Caledonia, French Polynesia, La Reunion, St. Bartholomew, St. Martin, St. Pierre and Miquelon, Wallis and Futuna. The agreement requires Pierre Fabre to order minimum quantities of the products, and if Pierre Fabre fails to sell the minimum quantities of the products within the first eighteen (18) months of the agreement, we will have a right to terminate the agreement on a product by product basis upon one (1) month prior written notice. The term of the agreement is for an initial three (3) years and will automatically be extended for successive two (2) year terms unless terminated by six (6) months written notice. The agreement grants Pierre Fabre a first option right to expand the territory under the agreement to include Cyprus, Morocco, Tunisia, Algeria and South Africa.

On February 15, 2006, we entered into an agreement with Chefaro Pharma Italia S.R.L, a corporation organized under the laws of Italy (“Chefaro Italia”). Pursuant to the agreement, commencing on March 1, 2006, Chefaro Italia became our sole and exclusive distributor of the iWhite® products in Italy, Vatican City, and Republic of San Marino (“Territory”). The agreement requires Chefaro Italia to order minimum quantities of the products and, if Chefaro Italia fails to sell these minimum quantities within any given year, we will have a right to terminate the agreement upon one (1) month prior written notice. The term of the agreement is for an initial three (3) years and will automatically be extended for successive two (2) year terms unless terminated by six (6) months written notice. The Agreement also grants Chefaro Italia a right of first refusal to market, sell and distribute other of our products on terms mutually agreeable if we intend to market, sell and distribute such products in the Territory.

On March 29, 2006, we entered into an agreement with Dream Life, Inc., a California corporation (“Dream Life”). Effective as of March 22, 2006, we granted Dream Life sole and exclusive distribution rights of the MetaTray® products in China, Korea, Vietnam, Mongolia and Thailand. The agreement requires Dream Life to order 10,000 units per quarter or 40,000 units per year with minimum orders of no less than 2,000 units. In the event that Dream Life fails to sell the minimum quantity in any calendar year we have the right to terminate the agreement with sixty (60) days notice after the close of the calendar year in which Dream Life failed to sell the minimum quantity. Dream Life would have thirty (30) days to cure the default or we, at our option, may terminate the Agreement. We have also granted to Dream Life a right of first offer with respect to any new products in the MetaTray family of products that we develop. The term of the agreement is for an initial two (2) years and will automatically be extended for successive two (2) year terms unless terminated by three (3) months written notice.

Locations

During the second half of the fiscal year ended March 31, 2006, we established sales offices in Los Angeles, California to service the United States market and in Singapore to service the Asian market. In conjunction with the establishment of the office in Singapore, we formed a wholly owned subsidiary Remedent Asia Pte Ltd. Although sales in Singapore have taken time to materialize, we believe progress is being made in establishing market share in this region.

On October 12, 2005, we entered into an Employment Agreement with an individual in the United States for an initial term of three (3) years. At the time of his hire, it was contemplated that he would be based in our California office managing worldwide sales for the Company, as well as establishing a customer in United States market for our MetaTray® products. We have encountered less than anticipated acceptance of our products in the United States market utilizing this direct sales approach and anticipate that we will have to transition to a strategy similar to our Distributor Assisted Marketing programs as utilized in Europe.

Manufacturing

Initially, all of the manufacturing related to the above products was conducted through third party manufacturers under our supervision thereby minimizing demands on capital resources. Beginning in 2003, parts of the manufacturing and the majority of the final assembly of our products were brought in-house, thereby improving control over product quality while significantly reducing product costs. These efforts were expanded significantly during the fiscal year ended March 31, 2006, in particular with regard to the expansion of in-house manufacturing capabilities for our gel products and foam strips. In December 2005, our manufacturing facility became ISO 9001:2000 certified and ISO 13485:2003 certified which includes the certification for the manufacture of medical devices. In connection with the expansion of our manufacturing facilities in Belgium, we experienced some delays which were contributing factors in delaying the launch of our iWhite® and MetaTray® products. However, with the addition of new production and quality assurance management personnel we anticipate continual improvement and cost efficiency in our manufacturing processes in the coming fiscal year.

The mouthpieces for our iWhite® and MetaTray® products are manufactured in China using a contract manufacturer and shipped to our facility in Belgium for insertion of the foam strips.

Research and Development

During the year ended March 31, 2006 we continued expansion of our research and development resources to improve the quality and performance of our existing products, investigated and developed new product opportunities as described below and worked to obtain regulatory approvals on a country by country basis of recently developed products including iWhite® and MetaTray®. In addition, we entered into an agreement with an individual, who had been assisting in development of our iWhite® and MetaTray® products, relating to past services performed by this individual and the release of any and all claims under this individual’s prior agreements with us. As a result, we agreed to (i) issue of two hundred thousand (200,000) shares of our restricted common stock pursuant to the terms and conditions of a Stock Purchase Agreement, and (ii) issue to this individual options to purchase 150,000 shares of our common stock pursuant to the terms and conditions of a Stock Option Agreement. These options are fully vested and have a term of not less than five (5) years with an exercise price equal to $2.60, the closing price our common stock as traded on the OTC Bulletin Board on February 10, 2006. We also agreed that we would use our best efforts to register the options and the restricted common stock issued in connection with this agreement pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended. The Form S-8 was filed with the Securities and Exchange Commission on June 13, 2006. The value of the 200,000 shares of common stock has been determined to be $2.60 per share, for a total value of $520,000. The 150,000 options have been valued in accordance with the Black-Scholes pricing model resulting in a value of $2.41 per option granted for a total of $361,500. The total value of both the foregoing stock grant and option grant has been recorded as a research and development expense for the year ended March 31, 2006. Accordingly, research and development expenses were $1,153,897 for the year ended March 31, 2006 as compared to $263,137 for the year ended March 31, 2005.

New Product Development

iWhite® and MetaTray® products. With the recent launch of both the iWhite® and MetaTray® products, development activities are currently focused on improvements to the iWhite® and MetaTray® products with respect to design, efficacy and quality.

Universal Applicator. On December 12, 2005, we exercised an option to license an international patent, excluding the US market, (See Intellectual Property below) and worldwide manufacturing and distribution rights for a product which relates to a single use universal applicator for dental pastes (such as a finger brush for cleaning teeth), salves, creams, powders, liquids and other substances where manual application could be relevant. We are developing several products for distribution that would be covered by this patent.

Veneers. Veneers or bondings are used to achieve a complete “smile makeover”. This segment is a rapidly growing segment in dental practices within the United States. With bonding, a dentist adheres a composite material directly on the tooth which lasts about 3 to 6 years and tends to discolor. Porcelain veneers, though a more lasting solution (ten years or more), require a significantly more invasive procedure to install which is irreversible, requires a very high level of training and skill from the dentist and can cost from $700 to $2,000 per tooth.

Irrespective of the cost of bondings and veneers, we believe that demand for these procedures continues to grow fueled by television programs such as “Extreme Makeover” which emphasize the transformation that can be achieved by a new smile. For two years, we have been in development of a new methodology for the manufacture and application of veneers utilizing new synthetic materials that exhibit attributes we believe are superior to porcelain.

Branded as RemeSmile™, this new procedure is based upon patent pending technology that enables the veneers to actually be manufactured as a single unit and placed in a customized tray that enables dentists with only minimal training to quickly and easily apply up to six teeth in one 30 – 45 minute application.

Because of the high level of automation engineered into the process combined with the relative speed of application, we anticipate that the cost for these veneers will be a fraction of traditional veneers and bondings while offering the patient reversibility, durability, comfort and outstanding appearance. Patents have been applied for in Europe covering the RemeSmile™ veneers which we then expect to follow with United States patent applications.

Intellectual Property

In October 2004, we acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to the MetaTray® kit. Pursuant to the terms of the license agreement, we were granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. We anticipate that these patents will provide protection against potential competition for the MetaTray® product within the United States and we intend to pursue worldwide applications for these patents.

We have filed two European patent applications related to the RemeSmile™ product and four international patents applications related to the MetaTray® and iWhite® products which are pending, including patent applications related to the foam strip technology utilized in these products

In September 2004, we entered into an agreement with Lident N.V. (“Lident”), a company controlled by our Chairman, to obtain an option, exercisable through December 31, 2005, to license an international patent (excluding the US) and worldwide manufacturing and distribution rights for a potential new product for which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to our Chairman’s association with us. The patent is an Italian patent which relates to a single use universal applicator for dental pastes, salves, creams, powders, liquids and other substances where manual application could be relevant. We filed to have the patent approved throughout Europe. The agreement required we advance to the inventors through Lident a fully refundable deposit of €100,000 subject to our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, would be assigned to us for additional consideration to the inventors of €100,000 and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not determined not viable, the €100,000 deposit would be repaid in full by Lident. The consideration we had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident would not have profited from the exercise of the option. Furthermore, at a meeting of our Board of Directors on July 13, 2005, the Board accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to us in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property. Consequently, once we exercise the option, all future payments, other than the reimbursement of costs would be paid directly to the original inventors and not to Lident. On December 12, 2005, we exercised the option and the patent holder agreed to revise the assignment agreement whereby we agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by us in September 2005 and the remaining €25,000 to be paid upon our first shipment of a product covered by the patent. The patent is being amortized over five (5) years.

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

We also own the rights to registered trademarks and service marks in several foreign countries including, but not limited to, “CleverWhite.” We have filed applications to register trademarks and service marks in several foreign countries including but not limited to “iWhite®”, “MetaTray®” and “Remedent.”

Major Customers

For the year ended March 31, 2006 we had two customers that accounted for 20% and 13%, respectively, of total revenues. For the year ended March 31, 2005, we had one group of customers (represented by Omega Pharma NV) whose sales were 37% of total revenues.

Competition

International markets including Europe, Asia and Latin America have followed the United States’ lead in expanding offerings in the areas of tooth whitening. Leading the way in both the professional dentist and retail segments has been United States based companies seeking to expand their distribution. Impeding these efforts has been the inability of many of these companies to fully understand the differences from both a distribution and a regulatory standpoint that apply in each of the European and Asian markets. Notwithstanding the formation of the European Union and its efforts to standardize regulatory and business practices throughout Europe, these practices in reality vary widely from country to country. In addition, unlike the United States market where pharmacies and supermarkets have become homogenized as to retail product offerings and pricings, most companies in Europe need to distinguish between the locally owned pharmacy and the supermarket chains with regard to product brands and pricing offered. As our strategy, we have not targeted our Over-The-Counter products at the supermarket channels in Europe, where our products would face price competition from United States whitening products such as Crest Whitestrips, but rather at the specialty pharmacy market that still thrives throughout Europe. As a result, we believe that our products are able to maintain higher perceived value within their target market.

Competition in the professional dentist products comes primarily from the larger United States based competitors including Brite-Smile, Rembrandt (now a subsidiary of Gillette Company, Inc.), Discuss Dental, Inc. and Zoom. All of these companies offer light and whitening solutions to the professional dentist community. Despite our competition’s advantage with respect to size, resources and name recognition, we have continued to maintain market share in this highly competitive segment for the following reasons:

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

In addition, we believe our MetaTray® products offer dentists a highly differentiated alternative to conventional whitening treatments that will allow dentist quality results for their patients, better utilization of “chair time” for their dental practices and, as a result, higher profit margins related to the whitening segment of their business.

Regulatory Issues

As we market dental products which are legally defined to be medical devices, we are considered to be a medical device manufacturer and as such we are subject to the regulations of, among other governmental entities, the United States Food and Drug Administration (the “FDA”) and the corresponding agencies of the states and foreign countries in which we sell our products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters. A failure to comply with such regulations could have material adverse effects on our business.

The Federal Food, Drug and Cosmetic Act (“FDC Act”) regulates medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, pre-market notification and adherence to the Quality System Regulation (“QSR”) as well as medical device reporting, labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of pre-market approval or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive pre-market approval by the FDA pursuant to a pre-market approval application (“PMA”) to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

Before most medical devices can be marketed in the United States, they are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a “510(k) Clearance”) or approval of a PMA. Obtaining approval of a PMA can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. In general, approval of a 510(k) Clearance may be obtained if a manufacturer or seller of medical devices can establish that a new device is “substantially equivalent” to a predicate device other than one that has an approved PMA. The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device. The 510(k) Clearance is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) Notification submission may take 3 to 12 months or longer. If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA. Approval of a PMA for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period prior to marketing a changed or modified version of an existing legally marketed device if such changes or modifications could significantly affect the safety or effectiveness of that device. The FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device’s approved or cleared application.

We have received approval from the FDA to market our RemeCure CL15 dental curing lamp in the United States. We submitted our application for approval on FDA Form 510(k) on October 30, 2002 and received FDA approval for this product on January 9, 2003. None of our other products have FDA approval for marketing in the United States. We believe that our products: The MetaTray®, is a Class I medical device as defined in the Federal Code of Regulations under 21 CFR 872.6475 that is exempt from advance market notification procedures, therefore the FDA clearance or approval for the commercial distribution of this product in the US is not required. We believe that the iWhite® and RemeSmile™ will not require a 510(k) submission because the products fall within an exemption under the 510(k) regulation.

International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE Mark, a mark that indicates conformance with European Union laws and regulations before it can be sold in that market. The regulatory international review process varies from country to country. We previously relied upon our distributors and sales representatives in the foreign countries in which we market our products to ensure we comply with the regulatory laws of such countries; however, during the year ended March 31, 2006 we expanded our own Research and Development personnel to enable us to provide greater assistance and play a more proactive role in obtaining local regulatory approvals, especially in Europe.

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

Employees

We currently retain 35 full-time employees in Belgium. We currently have two employees in the United States. We currently have an employment agreement with Mr. Judd Hoffman, our Vice President of Worldwide Sales and Operations. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker, our Chief Financial Officer. In the future, we will attempt to hire additional employees as needed based on our growth rate.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €6,560 per month ($7,940 per month at March 31, 2006). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled €3,245 ($4,207) for calendar year 2005. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2006 is $458,718.

From November 2, 2005 to July 2006, the Company leased an office space in Los Angeles, California on a month to month base. The monthly rent is $4,675.00.

ITEM 3 - LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholders vote during the fourth quarter.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Over the Counter Bulletin Board under the symbol REMI. Prior to June 3, 2005, our common stock is traded on the Over the Counter Bulletin Board under the symbol REMM and prior to September 1, 2001 our common stock was traded on the pink sheets included under the symbol REMM.

The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2004	$2.40	$1.40
Quarter ended September 30, 2004	$2.40	$1.06
Quarter ended December 31, 2004	$1.40	$0.60
Quarter ended March 31, 2005	$2.20	$0.84
Quarter ended June 30, 2005	$3.00	$0.94
Quarter ended September 30, 2005	$4.00	$1.78
Quarter ended December 31, 2005	$4.00	$2.46
Quarter ended March 31, 2006	$2.75	$2.43

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of March 31, 2006, the number of stockholders of record was 219, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2006, we had two equity compensation plans approved by our stockholders (1) our Incentive and Nonstatutory Stock Option Plan enacted in 2001 (the “2001 Plan”), and (2) our 2004 Incentive and Nonstatutory Stock Option Plan (the “2004 Plan”). Our shareholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. Our stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.

In addition to the equity compensation plans approved by our stockholders, we have issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders. These options and warrants have been issued in exchange for services or goods received by us.

The following table provides aggregate information as of March 31, 2006 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	697,500	$2.97	352,500
Equity Compensation Plans not approved by security holders	467,288	$2.18	NA
Total	1,164,788	$2.65	352,500

Recent Sales of Unregistered Securities

On July 20, 2005 we completed a private placement of 2,520,661 Units for an aggregate offering price of $3,780,985 (the “Offering”). Each Unit consisted of one share of restricted Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit. The Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. We also have the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the Over the Counter Bulletin Board or similar market above $3.50 per share for 30 consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “Commission”). Once the Redemption Right vests, we have the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.

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

We had engaged MDB Capital Group, LLC, as our exclusive agent to offer the Units (the “Placement Agent”). The Placement Agent earned a fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units, which totaled $378,099, together with a five year warrant to purchase up to 252,067 of the Units sold in the Offering at an exercise price of $1.50 per Unit. In addition, we incurred a total of $200,283 in professional fees and costs associated with this offering which were offset against the proceeds attributable to additional paid in capital. The Units were offered and sold to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors." This section should be read in conjunction with our consolidated financial statements.

Overview

We are a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail “Over-The-Counter” tooth whitening products which are distributed in Europe, and recently in Asia and the United States. We manufacture many of our products in its facility in Deurle, Belgium as well as outsourced manufacturing in China. We distribute our products using both its own internal sales force and through the use of third party distributors. As a result of this approach, in just four years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

We were originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc. In October 1998, we were then acquired by Resort World Enterprises, Inc., a Nevada corporation (“RWE”) in a share exchange and RWE immediately changed its name to Remedent USA, Inc. The share exchange was a “reverse acquisition” and accounted for as if we acquired RWE and then recapitalized our capital structure. On June 3, 2005, we changed our name to Remedent, Inc.

We have four wholly-owned subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc., Remedent Asia Pte. Ltd and Remedent N.V. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. are both wholly-owned subsidiaries which have been inactive since inception. In June 2005, the Company formed Remedent Asia Pte. Ltd, a wholly-owned subsidiary formed under the laws of Singapore.

For the fiscal years ending March 31, 2003 through 2006, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which had experienced substantial growth in its revenues. From 2002 to 2005, we held a minority interest in Remedent N.V. Although we owned only 22% of Remedent N.V. until 2005, because the controlling stockholders of Remedent N.V. consist of our executive officers or companies owned by our executive officers, we have always had effective “control” over Remedent N.V., as defined by APB 51 “Consolidated Financial Statements.” On June 3, 2005, we consummated the acquisition of the remaining 78% of our subsidiary, Remedent N.V., and issued 7,715,703 shares of our restricted common stock in exchange for all of the issued and outstanding shares of Remedent N.V. owned or controlled by our executive officers. As a result of this acquisition, Remedent N.V. became our wholly-owned subsidiary.

In June 2005, we amended our Articles of Incorporation (i) changing our name from “Remedent USA, Inc.” to “Remedent, Inc.” (ii) increasing the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effecting a one-for-twenty reverse stock split. With these actions completed, including our acquisition in Remedent N.V., in July 2005 we successfully completed a private placement of 2,520,661 Units for an aggregate offering price of $3,780,985 generating net proceeds of $3,200,081 (the “Offering”).

In August 2005, we introduced MetaTray®, our next generation of products targeted for the professional dentist market. Meta Tray® is a completely self contained whitening system that can be administered by dentists. In addition, in the three months ended March 31, 2006, a variation of our MetaTray® product named iWhite® was introduced to our global retail distribution network.

Our products are distributed utilizing our Distributor Assisted Marketing programs. As a result of this approach, in just four years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

During the second half of the fiscal year ended March 31, 2006, we established sales offices in Los Angeles, California to service the United States market and in Singapore to service the Asian market. In conjunction with the establishment of the office in Singapore, we formed a wholly-owned subsidiary Remedent Asia Pte Ltd. Although sales in Singapore have taken time to materialize, we believe progress is being made in establishing market share in this region.

On October 12, 2005, we entered into an Employment Agreement with an individual in the United States for an initial term of three (3) years. At the time of his hire, it was contemplated that he would be based in our California office managing worldwide sales for the Company, as well as establishing a customer in United States market for our MetaTray® products. We have encountered less than anticipated acceptance of our products in the United States market utilizing this direct sales approach and anticipate transition to a strategy similar to our Distributor Assisted Marketing programs utilized in Europe.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and patents. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2006, we believed there was no impairment of our long-lived assets.

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

Conversion of Foreign Currencies

The reporting currency for our consolidated financial statements is the U.S. dollar. The functional currency for our European subsidiary, Remedent N.V. is the Euro. The functional currency for Remedent Professional, Inc. is the U.S. dollar. The functional currency for Remedent Asia Pte Ltd is the Singapore dollar. We translate foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ deficit.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006 and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on our results of operations. For the three months ended March 31, 2006, equity compensation in the form of stock options totaled $113,709.

Results of Operations

Comparative details of results of operations for the years ending March 31, 2006 and 2005 as a percentage of sales are as follows:

	For the year ended
	March 31,
	2006	2005
NET SALES	100.00%	100.00%
COST OF SALES	51.56%	42.17%
GROSS PROFIT	48.44%	57.83%
OPERATING EXPENSES
Research and development	15.61%	3.72%
Sales and marketing	16.26%	4.60%
General and administrative	57.28%	36.44%
Non cash restructuring expense	10.33%	0.00%
Depreciation and amortization	1.45%	0.52%
TOTAL OPERATING EXPENSES	100.93%	45.28%
INCOME (LOSS) FROM OPERATIONS	(52.49)%	12.55%
Other income (expense)	(1.01)%	(0.58)%
INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	(53.50)%	11.98%
Minority interest	0.00%	(8.30)%
Income tax benefit (expense)	0.93%	(5.13)%
NET INCOME (LOSS)	(52.57)%	(1.46)%

Net sales increased by approximately 4.5% to $7,393,948 in the year ended March 31, 2006 as compared to $7,072,300 in the year ended March 31, 2005. The increase in sales was due to the result of continuing sales efforts and initial market acceptance of our iWhite® and MetaTray® products. In conjunction with the introduction of our iWhite® products, we experienced delays in our in-house manufacturing of the foam strips as well as delays in obtaining the required regulatory approvals in certain countries. Both of the foregoing issues have been resolved and are not anticipated to effect future periods.

Cost of sales increased approximately 28% to$ 3,812,463 in the year ended March 31, 2006 as compared to $2,982,315 in the year ended March 31, 2005. The increase in cost of sales is attributable in part to the increase in sales for the current fiscal year as well as additional one time and start-up costs associated with the expansion of our in-house manufacturing facilities including costs associated with developing, training, managing production lines and scrap costs associated with initial goods that did not meet our stringent quality control standards. Accordingly, cost of sales, as a percentage of net sales, increased from 42% for the year ended March 31, 2005 to 52% for the year ended March 31, 2006. Although these manufacturing costs, on a per unit basis, increased during the startup of these manufacturing processes, we anticipate that we will achieve reductions in the cost of our products over that attainable through third party manufacturing sources in future periods as a result developing this in-house manufacturing capability. Finally, we have experienced increase in certain of our raw materials costs. Our production lines have now been completed, we have completed negotiations for more advantageous raw material pricing and have fully developed our quality control programs all of which are anticipated to improve costs efficiencies in on manufacturing in future periods.

Gross profit was $ 3,581,485 for the year ended March 31, 2006 as compared to $4,089,985 in 2005, a decrease of $508,500 or 12%. Gross profit as a percentage of sales decreased to 48% of net sales for the year ended March 31, 2006 from 58% of sales for the year ended March 31, 2005. The decrease in gross profit is the result of the increase in cost of sales discussed above as well the effect of the reduced margins on the Remecure products resulting from our 28% reduction in the average selling price of the Remecure products to meet competitive demands.

Research and development expenses were $1,153,897 for the year ended March 31, 2006 as compared to $263,137 for the year ended March 31, 2005, an increase of $890,760, or 339%, over the prior fiscal year. The principal reason for this increase was the result of an agreement reached with an individual who had been assisting in development of our MetaTray® and iWhite® products. As consideration for past services performed by this individual and the release of any and all claims under this individual’s prior agreements with us, we (i) issued two hundred thousand (200,000) shares of our restricted common stock pursuant to the terms and conditions of a Stock Purchase Agreement, and; (ii) issued to this individual options to purchase 150,000 shares of our common stock pursuant to the terms and conditions of a Stock Option Agreement to be agreed to. These options are fully vested and have a term of five (5) years with an exercise price equal to $2.60, the closing price our common stock as traded on the Over the Counter Bulletin Board on February 10, 2006. We also agreed that we will use our best efforts to register the options and the restricted common stock issued in connection with this agreement pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended. The value of the 200,000 shares of common stock has been determined to be $2.60 per share, the closing price of the Company’s common stock as traded on the Over the Counter Bulletin Board on February 10, 2006, for a total value of $520,000. The 150,000 options have been valued in accordance with the Black-Scholes pricing model resulting in a value of $2.41 per option granted for a total of $361,500. The $881,300 total value of both the foregoing stock grant and option grant has been recorded as a research and development expense for the year ended March 31, 2006.

Sales and marketing costs for the years ended March 31, 2006 and 2005 were $1,202,145 and $325,175 respectively, which represents an increase of $876,970 or 270%. As a percentage of sales, sales and marketing expenses increased from 5% to 16% for the years ended March 31, 2006 and March 31, 2005. The principal reason for this increase is the launch of our new sales office located in Los Angeles, California which resulted in additional sales and marketing costs of $643,312 for the year ended March 31, 2006. In addition, we increased our presence worldwide at trade shows to introduce our and expanded our telemarketing personnel in our Belgium offices. We believe the costs related to the establishment of this office will enable us to introduce our products to the US markets while adding sales to support to our worldwide sales operations. Also contributing to the increase in sales and marketing costs was our increased presence at trade shows as part of the introduction of our new iWhite® and MetaTray® products. We have encountered less than anticipated acceptance of our products in the United States market utilizing the direct sales approach initially implemented and anticipate transition to a strategy similar to our Distributor Assisted Marketing programs utilized in Europe which we anticipate will reduce ongoing sales and marketing costs related to the United States market.

General and administrative costs for the years ended March 31, 2006 and 2005 were $4,235,292 and $2,578,274 respectively, an increase of $1,657,018 or 64%. As a percentage of sales, general and administrative expenses increased from 36% of sales for the year ended March 31, 2005 to 57% of sales for the year ended March 31, 2006. The increase is due to additional legal costs associated with improvements in our legal and corporate governance activities totaling $290,000, costs associated with the opening of our offices in Los Angeles and Singapore totaling approximately $500,000 and $75,000, respectively, approximately $140,000 in costs associated with obtaining our ISO 9001 certification and additional personnel costs totaling $320,000 for product development, sales and manufacturing activities. Also contributing to the increase in general and administrative costs was an increase in travel costs related to our startup manufacturing activities, our increased sales force, our efforts to raise additional capital and the startup of our offices in the United States and in Singapore.

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

Net interest expense was $124,195 for the year ended March 31, 2006 as compared to $66,390 for the year ended March 31, 2005, an increase of $57,805. Included in interest expense for the year ended March 31, 2006 is $100,000 of non-cash interest equal to the value of the beneficial conversion feature on a $100,000 note payable that was converted to common stock on June 3, 2005 computed by taking the difference between the effective conversion price, $0.56 per share (based upon $100,000 in principal and $11,173 in accrued interest, divided by 197,839 shares, the amount of shares required to be issued) and the fair market value of our common stock as of the date of the note was issued ($1.60 per share as of March 23, 2004) times 197,839 shares issued in conversion of the note, not to exceed the original principal value of the convertible note. Not including the $100,000 non cash interest described in the preceding sentence, interest expense decreased for the year ended March 31, 2006 by $42,195 from $66,390 for the year ended March 31, 2005 to $24,195 for the year ended March 31, 2006 as a result of our improved cash position resulting in decreased utilization of our available bank credit lines and the liquidity provided by the private placement which was completed in July 2005.

Inflation has not had a material effect on our revenue and income from continuing operations in the past two years. We do not expect inflation to have a material future effect.

Liquidity and Capital Resources

For the last four fiscal years, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which has experienced substantial growth. Although we have always had effective “control” over our Remedent N.V., we have owned only twenty two percent (22%) of this subsidiary until June 3, 2005, at which time we will have acquired the remaining seventy eight percent (78%)

of Remedent N.V. through the issuance of 7,715,703 post-split shares of our common stock, in the aggregate, to Messrs. Guy De Vreese, our Chairman, and Robin List, our Chief Executive Officer. In order for Remedent to continue the expansion of its product line and customer base, as well as establish operations in new markets, including establishment of a sales and distribution capability in the United States, we will require additional financing either in the form of additional debt or through the sale of additional equity securities.

On July 20, 2005, we completed a private placement of 2,520,661 Units for an aggregate offering price of $3,780,985. Each Unit consists of one share of restricted Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit. The Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. We also have the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the Over the Counter Bulletin Board or similar market above $3.50 per share for 30 consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “Commission”). Once the Redemption Right vests, we have the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.

Under the terms of the subscription agreement/purchase agreement and the registration rights agreement, we were required to prepare and file with the Commission a registration statement covering the resale of the Shares and the Warrant Shares. We filed such registration statement and such registration statement was declared effective by the Commission during October 2005.

We engaged MDB Capital Group, LLC, as our exclusive agent to offer the Units (the “Placement Agent”). The Placement Agent earned a fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units, which totaled $378,099, together with a five year warrant to purchase up to 252,067 of the Units sold in the offering at an exercise price of $1.50 per Unit. In addition, we incurred a total of $200,283 in professional fees and costs associated with this offering which were offset against the proceeds attributable to additional paid in capital.

The Units were offered and sold by us to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

In August 2005, we received a letter from the Securities and Exchange Commission regarding questions and comments related to our annual report on Form 10-KSB for the year ended March 31, 2005. The letter addressed an issue related to our presentation of the effect of exchange rate changes on cash and cash equivalents and our compliance with SFAS 95 which discusses presentation of foreign currency exchange rate changes on the Statement of Cash Flows. Upon investigation, it was determined that we had not properly presented the effect of exchange rate changes on cash and cash equivalents for the year ended March 31, 2005 resulting in an overstatement of the effect of exchange rate changes on cash and cash equivalents of $34,991. Also, as a result of the restatement, net cash provided by operations increased by $50,178, net cash provided by investing activities increased $24,768 and net cash used by financing activities increased $39,956.

Our balance sheet at March 31, 2006 reflects cash and cash equivalents of $332,145 as compared to $40,442 as of March 31, 2005, an increase of $291,703. Net cash used by operations was $3,013,455 for the year ended March 31, 2006 as compared to net cash provided by operations of $633,908 for the year ended March 31, 2005, an increase year to year of $3,647,363 in cash used by operations. This increase in cash used by operations for the year ended March 31, 2006 as compared to the year ended March 31, 2005 is attributable primarily to the net loss in the current period before the deductions for non cash items related to issuance stock and warrants for consulting fees and development services as well as depreciation of approximately $1.9 million as well as the increase in cash utilized for increases in inventory, accounts receivable and prepaid expenses of approximately $1.9 million. The foregoing was partially offset by increases in accounts payable and other accruals of approximately $970,000. The significant increases in inventory and accounts receivable as of March 31, 2006 are attributable to initial shipments of the iWhite® products to our new distributors in March 2006 as well as inventories of iWhite® and MetaTray® products to be shipped in the June 2006 quarter.

Net cash used by investing activities was $344,974 for the year ended March 31, 2006 as compared to net cash provided by investing activities of $36,749 for the year ended March 31, 2005. Cash used in investing activities consisted of $70,762 of cash used to secure a credit card merchant account facility in the United States and was therefore reflected as restricted cash as of March 31, 2006 as well as equipment purchases, net of equipment acquired through capital leases of $85,231, totaling $276,324 attributable to the purchase of manufacturing equipment related to our expansion of our in house manufacturing capability and office equipment as a result of our increased staffing in all three locations, Belgium; Los Angeles, Ca; and Singapore.

Net cash provided by financing activities totaled $3,649,111 for the year ended March 31, 2006 as compared to net cash used in investing activities of $866,945 for the year ended March 31, 2005. The increase in net cash provided from financing activities is primarily attributable to net proceeds from our private placement which totaled $3,200,081, net advances under our credit line for the nine months ended March 31, 2006 of $599,913 as compared to net repayments under our line of credit of $822,097 for the nine months ended March 31, 2005. On October 8, 2004, we obtained a line of credit facility with a Belgian bank for €1,050,000 ($1,270,920 at March 31, 2006) Line of Credit Facility (the “Facility”) with a Belgian bank consisting of a €800,000 ($968,320) credit line based on the eligible accounts receivable and a €250,000 (US $302,600) general line of credit. On March 13, 2006, we obtained an increase in this facility through July 31, 2006 to €2,300,000 ($2,783,920 at March 31, 2006) consisting of a €1,800,000 (US $2,178,720) credit line based on the eligible accounts receivable and a €500,000 ($605,200) general line of credit. As of March 31, 2006, the balance outstanding for this credit facility was €500,000 ($605,200).

During the years ended March 31, 2006 and March 31, 2005, we recognized an increase in cash and cash equivalents of $1,021 and $64,348, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Risks Relating To Our Business

We have a history of losses and we could suffer losses in the future.

With the exception of a small profit of $16,149 on revenue of $5,234,855 for the fiscal year ended March 31, 2004, we have incurred substantial losses. Our losses were $1,963,806 on revenue of $733,853 for the fiscal year ended March 31, 2002; $1,006,374 on revenue of $1,969,144 for the fiscal year ended March 31, 2003; $103,428 on revenues of $7,072,300 for the fiscal year ended March 31, 2005 and; $3,887,302 on revenues of $7,393,948 for the year ended March 31, 2006.

Although we have experienced significant growth in our revenues since 2002, we cannot assure you that we will attain sustainable profitability on a quarterly or annual basis in the future. We expect to continue to incur increasing cost of revenues, research and development expenses, sales and marketing and general and administrative expenses commensurate with our growth in revenue. In order to achieve and sustain profitability, we will need to generate and sustain increased revenues.

Our quarterly sales and operating results have fluctuated and may continue to fluctuate in future periods which may cause the price of our common stock to decline.

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

During the year ended March 31, 2006, we recorded a non-cash restructuring expense of approximately $764,151 relating to the issuance of shares and warrants to our financial advisor for services rendered in connection with our corporate restructuring and an additional non-cash interest expense of $100,000 in connection with the conversion of a convertible note that will have a substantial adverse affect on our net income for the period.

In addition, our research and development expenses for the year ended March 31, 2006 were $1,153,897 compared to $263,137 for the year ended March 31, 2005, which is an increase of $890,760, or 339%, over the prior fiscal year. The principal reason for this increase was the result of an agreement reached with an individual who had been assisting in development of our MetaTray® and iWhite® products. As consideration for past services performed by this individual and the release of any and all claims under this individual’s prior agreements with us, we (i) issued two hundred thousand (200,000) shares of our restricted common stock pursuant to the terms and conditions of a Stock Purchase Agreement, and; (ii) issued to this individual options to purchase 150,000 shares of our common stock.

The government extensively regulates our products and failure to comply with applicable regulations could result in fines, suspensions, seizure actions, product recalls, injunctions and criminal prosecutions.

Before most medical devices can be marketed in the United States, they are required by the United States Food and Drug Administration (“FDA”) to secure either clearance of a pre-market notification pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDC Act”) (a “510(k) Clearance”) or approval of a pre-market approval application (“PMA”). Obtaining approval of a PMA application can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. As discussed more specifically under the subsection title “Regulatory Issue,” most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. Approval of a PMA application for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period, prior to marketing a changed or modified version of an existing legally marketed device, if such changes or modifications could significantly affect the safety or effectiveness of that device. The FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device’s approved or cleared application.

We have received approval from the FDA to market our RemeCure dental curing lamp in the United States. We submitted our application for approval on FDA Form 510(k) on October 30, 2002 and received FDA approval for this product on January 9, 2003. None of our other products have FDA approval for marketing in the United States. However, we believe that our products, iWhite® and MetaTray® do not require a 510(k) submission because the products fall within an exemption under the 510(k) regulation.

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

In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended March 31, 2008 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

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

We launched our MetaTray® products in August 2005 and iWhite® in March 2006. Our success will depend in large part on our ability to successfully market our line of products and our ability to receive all regulatory approvals. Although we intend to differentiate our products from our competitors by targeting different channels of distribution, no assurances can be given that we will be able to successfully market our products or achieve consumer acceptance. Moreover, failure to successfully develop, manufacture and commercialize our products on a timely and cost-effective basis will have a material adverse effect on our ability to compete in our targeted market segments. In addition, medical and dental insurance policies generally do not cover teeth whitening procedures, including our products, which may have an adverse impact upon the market acceptance of our products.

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

Although we have not been a party to any product liability lawsuits and are currently not aware of any anticipated product liability claims with respect to our products, the nature of our business exposes us to product liability lawsuits arising out of the commercialization of our products. In the future, an individual may bring a liability claim against us if one of our products causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

It may be difficult to enforce a United States judgment against us, our officers and directors, or to assert United States securities laws claims in Belgium and to serve process on substantially all our of our directors and officers and these experts.

A majority of our directors and our executive officers are nonresidents of the United States. A substantial portion of our assets and all or a substantial portion of the assets of these officers and directors and experts are located outside of the United States. As a result, it may be difficult to effect service of process within the United States with respect to matters arising under the United States securities laws or to enforce, in the United States courts, judgments predicated upon civil liability under the United States securities laws. It also may be difficult to enforce in Belgium, in original actions or in actions for enforcement of judgment of United States courts, civil liabilities predicated upon United States securities laws.

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

In addition, if our intellectual property rights are inadequate, we may be exposed to third-party infringement claims against us. Although we have not been a party to any infringement claims and are currently not aware of any anticipated infringement claim, we cannot predict whether third parties will assert claims of infringement against us, or whether any future claims will prevent us from operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. In addition, if a third party successfully asserts an infringement claim against us and we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, then our business could suffer.

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

On October 8, 2004, the Company obtained a line of credit facility with a Belgian bank for €1,050,000 ($1,270,920 at March 31, 2006) Line of Credit Facility (the “Facility”) with a Belgian bank consisting of a € 800,000 ($968,320) credit line based on the eligible accounts receivable and a €250,000 (US $302,600) general line of credit. This line of credit facility was secured by the assets of the Company. On March 13, 2006, the Company obtained an increase in this facility through July 31, 2006 to € 2,300,000 ($2,783,920 at March 31, 2006) consisting of a €1,800,000 (US $2,178,720) credit line based on the eligible accounts receivable and a € 500,000 ($605,200) general line of credit. Accounts receivable advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 5.5%. As of March 31, 2006 and March 31, 2005, Remedent N.V. had $605,200 and $0 advances outstanding, respectively, under this line of credit facility. Although we do not anticipate defaulting on the credit facility, upon the occurrence of an event of default, the bank will have a right to foreclose on all of our assets.

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

Our operations are primarily in Belgium and 94% of our sales for the fiscal year end March 31, 2006 were generated from customers outside of the United States. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products. In addition, we are subject to risks inherent in international business activities, including:

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

Our Common Stock presently trades on the Over the Counter Bulletin Board under the symbol “REMI.” We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares acquired in this offering at the price you paid or otherwise. We also cannot assure you that any other market will be established in the future. The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

The ownership of our stock is highly concentrated in our management.

As of July 6, 2006, our present directors and executive officers, and their respective affiliates beneficially owned approximately 51.3% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days of July 6, 2006. As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 17, 2005, the Board of Directors of Remedent, Inc. (the “Company”) received written notice of Farber & Hass, LLP’s decision not to stand for reappointment as the Company’s independent accountants.

Farber & Hass, LLP’s report on the Company’s consolidated financial statements for the fiscal year ended March 31, 2004 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. Farber & Hass, LLP’s report on the Company’s consolidated financial statements for the fiscal year ended March 31, 2003 and March 31, 2002 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Registrant’s ability to continue as a going concern.

During the years ended March 31, 2002, 2003 and 2004 and through March 17, 2005, there were no disagreements with Farber & Hass, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Farber & Hass, LLP’s satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on the Company’s consolidated financial statements for such years.

On March 30, 2005, the Company engaged PKF Bedrijfsrevisoren, Antwerp, Belgium (“PKF”) as the company’s new independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2005. The decision to change the Company’s independent accountants to PKF was considered and approved by the Company’s Board of Directors. Neither the Company, nor anyone acting on the Company’s behalf, consulted PKF regarding any matters specified in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-B. On March 29, 2006, our Board of Directors approved engaging PKF for the year ended March 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in internal control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

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

Person	Age	Position
Guy De Vreese	51	Chairman
Robin List	35	Director, Chief Executive Officer
Philippe Van Acker	41	Chief Financial Officer
Stephen Ross	47	Director, Secretary
Fred Kolsteeg	62	Director
Judd Hoffman	32	Vice President-Worldwide Sales and Operations

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

Robin List, Chief Executive Officer. From April 1, 2002, Mr. List has served as our CEO and as a director. From April 2001, Mr. List has served a director of Remedent N.V. From January 1998 through April 2001, Mr. List was a director of New BitSnap N.V., a Belgian company. In this position Mr. List consulted for DMDS Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment. From August 1995 to January 1998, Mr. List served as commercial director for WAVE Imaging B.V., a Dutch based company that provided digital services. Mr. List resides in Belgium.

Philippe Van Acker, Chief Financial Officer. Mr. Van Acker was appointed as our Chief Financial Officer as of March 30, 2005. From July 2001 to March 30, 2005, Mr. Van Acker has served as a director of the Company’s subsidiary, Remedent N.V. where he has also served as financial controller. From 1999 to 2001, Mr. Van Acker served as Director of Finance for DMDS, Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment. From 1992 to 1999, Mr. Van Acker held various positions with Pfizer Medical Technology Group.

Stephen Ross, Director, Secretary. Mr. Ross has served as our director since August 2001 and as our Secretary since April 2002. He also served as our Chief Financial Officer from August 2001 until March 2005. From February 1998 through January 2001, Mr. Ross was CFO of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment and declared bankruptcy in July 2001. Commencing in 1996 and terminating February 1998, Mr. Ross served as a senior management consultant with Kibel and Green, a corporate restructuring and management firm. Prior to working for Kibel and Green, Mr. Ross served as CFO and co-founder of a personal care company, and as tax manager with an accounting firm. Mr. Ross resides in Los Angeles, California.

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

Judd Hoffman. Since October 12, 2005, Mr. Hoffman has served as our Vice President-Worldwide Sales and Operations. From February 2003 until October 2005, Mr. Hoffman was employed as the Executive Director of Global Operations of Discus Dental, Inc., a manufacturer and distributor of dental supplies. From January 2002 to February 2003, he worked as an independent consultant for various multi-national companies supervising the growth and management of offices worldwide. From 1998 to 2002, he was the Chief Operating Officer, Senior Vice President of Global Business Development and Co-Founder of Junroo Netcommunications, Inc., an international private managed internet protocol network and services company. Mr. Hoffman earned his bachelor's degree in Biology and Psychology from the University of Georgia. Mr. Hoffman resides in California.

Audit Committee Financial Expert

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, our entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, no director on our Board of Directors currently meets the definition of an “audit committee financial expert” within the meaning of Item 401(e) of Regulation SB. We are currently seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one. Due to our small size and limited resources, it has been difficult to recruit outside directors and financial experts, especially due to the fact that we do not have directors and officer’s liability insurance to offer suitable candidates.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5, and any amendments thereto, furnished to the Company during the most recently concluded fiscal year Mr. Guy De Vreese and Mr. Philippe Van Acker who served as a director and/or officer of the Company at any time during the last fiscal year and Lausha NV, a Belgian company controlled by Guy De Vreese, failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics

The Company has adopted a written Code of Ethics that applies to its senior management. A copy of the Company’s Code of Ethics, executed by the Company’s Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003. A copy of the Company’s Code of Ethics is available to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

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

			Annual Compensation		Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual compensation ($)	Restricted stock award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP pay-outs ($)	All other compensation ($)

Guy De Vreese	2006	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$222,000(1)
Chairman, CEO	2005	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$225,000(1)
of Remedent N.V.	2004	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$214,000(1)

Robin List, Director	2006	$213,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
CEO	2005	$188,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
	2004	$169,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-

Philippe Van Acker,	2006	$122,000	$-0-	$-0-	$-0-	75,000-	$-0-	$-0-
CFO(2)	2005	$105,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
	2004	$ 94,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-

Judd Darrin Hoffman	2006	$151,000	$-0-	$-0-	$-0-	400,000	$-0-	$-0-
Vice President of Sales(3)	2005	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
	2004	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$-0-

Stephen F. Ross,(4)	2006	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
Director,	2005	$-0-	$-0-	$-0-	$-0-	-0-	$-0-	$-0-
Secretary	2004	$60,000	$-0-	$-0-	$-0-	-0-	$-0-	$-0-

(1)

These amounts are consulting fees paid by Remedent N.V. to Lausha, N.V. and Lident N.V., both companies controlled by Mr. De Vreese, pursuant to an oral consulting agreement between these companies and Remedent N.V.

(2)

In March 2005, Mr. Van Acker was appointed as the Company’s Chief Financial Officer. In December, 2005, he was granted 75,000 fully vested ten year options to purchase the Company’s common stock at an exercise price of $2.46.

(3)

Mr. Hoffman was granted 400,000 options upon joining the Company in October 2005 at an exercise price of $4.00. One third of the options vest on the last day of the first, second and third years of employment. These options have a term of eight (8) years from the date of grant.

(4)	In March 2005, Mr. Ross resigned his position as Chief Financial Officer.

The following table summarizes options granted to officers and directors for the year ended March 31, 2006.

Option/SAR Grants in Last Fiscal Year
Individual Grants
(a)	(b)	(c)		(d) (e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Philippe Van Acker	75,000	16%	$2.46	Dec-2015
Judd D. Hoffman	400,000	84%	$4.00	Oct-2013

Employment Agreements

We currently have an employment agreement with Mr. Judd Hoffman, our Vice President of Worldwide Sales and Operations. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker, our Chief Financial Officer. We do not currently have any other employment agreements with our executive officers. However, we anticipate having employment contracts with executive officers and key personnel as necessary, in the future.

Compensation of Directors

Our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings. However, at the discretion of our Board of Directors, we may periodically issue stock options under our stock option plan to directors.

Stock Option Plan

On May 29, 2001, our Board of Directors adopted an Incentive and Nonstatutory Stock Option Plan (“2001 Plan”), reserving 250,000 shares underlying options for issuance under this stock option plan. There is a restriction that no more than 50,000 options may be granted to any one individual or entity in any one calendar year under the stock option plan. As of July 6, 2006 222,500 options were outstanding under the 2001 Plan.

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, we authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. This action became effective June 3, 2005. As of July 6, 2006, 475,000 options under the 2004 Incentive and Nonstatutory Stock Option Plan were outstanding.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 15, 2006 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the class of equity security, (ii) each of our Directors, (iii) each of the our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned.

Beneficial owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Guy De Vreese, Chairman (2) Xavier de Cocklaan 42 9831 Deurle, Belgium	5,293,670	40.65%
Robin List, CEO, Director (3) Xavier de Cocklaan 42 9831 Deurle, Belgium	782,827	6.02%
Philippe Van Acker, CFO (4) Xavier de Cocklaan 42 9831 Deurle, Belgium	85,000	*
Stephen Ross, Secretary, Director (5) 1921 Malcolm #101 Los Angeles, CA 90025	518,777	3.98%
Fred Kolsteeg (6) Managelaantje 10 3062 CV Rotterdan The Netherlands	110,000	*
Judd Hoffman (7) 702A N. Juanita Avenue Redondo Beach, CA 90277	-	-
All Officers and Directors as a Group (5 persons)	6,790,274	51.30%
Austin W. Marxe and David M. Greenhouse (8) 153 East 53rd Street, 55th FL New York, NY 10022	3,850,101	26.32%
MDB Capital Group LLC (9) 401 Wilshire Blvd. Suite 1020 Santa Monica, CA 90401	788,615	5.90%
Christopher A. Marlett (10) 401 Wilshire Blvd. Suite 1020 Santa Monica, CA 90401	1,242,058	9.40%

*	Less than one percent

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

33

(2)

Guy De Vreese holds 53,000 shares in his own name, which such amount includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; 6,467 shares of common stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese and 1,320 shares of common stock underlying warrants with the exercise price of $10.00 held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese; 3,224,213 shares of common stock held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese and 8,670 shares of common stock underlying warrants which became exercisable on August 21, 2002 and have the exercise price of $10.00 per share held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese; 2,000,000 shares of common stock held in the name of Lausha HK, a Hong Kong company controlled by Guy De Vreese.

(3)	Includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share.

(4)

Includes 10,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; includes 75,000 shares of common stock underlying options which vested on December 2005 and have an exercise price of $2.46 per share.

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

(7)

Mr. Hoffman was granted 400,000 options upon joining the Company in October 2005 at an exercise price of $4.00. One third of the options vest on the last day of the first, second and third years of employment. These options have a term of eight (8) years from the date of grant.

(8)

Consists of 1,666,667 shares of common stock of the Company held by Special Situations Private Equity Fund, L.P. ("SSF Private Equity") and warrants to purchase 1,666,667 shares of common stock held by SSF Private Equity; 6,500 shares of common stock held by Special Situations Fund III QP, L.P. (“SSF QP”); 510,267 shares of common stock held by Special Situations Cayman Fund, L.P. (“SSF Cayman”). MG Advisers, L.L.C. ("MG) is the general partner and investment adviser to SSF Private Equity, SSF QP and SSF Cayman. Austin W. Marxe and David M. Greenhouse are the principal owners of MG. Through their control of MG, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of SSF Private Equity, SSF QP and SSF Cayman.

(9)

Consists of 391,929 shares of common stock; 111,286 shares of common stock underlying warrants to purchase the Company’s common stock exercisable for five years at an exercise price of $1.20 per share issued for financial advisory services in connection with the restructuring of the Company completed on June 3, 2005 and; 285,400 shares of common stock underlying warrants (representing 10% of the units subscribed to date of July 20, 2005) authorized to be issued in conjunction with a private placement each unit exercisable at $1.50 per Unit consisting of one share of the Company’s common stock and a warrant exercisable for five years to purchase an additional share of the Company’s common stock at an exercise price of $1.75.

(10)

Consists of 197,839 shares of common stock held in the name of the Christopher Marlett Living Trust acquired by conversion of a $100,000 note payable on June 3, 2005 which required automatic conversion contingent upon successful completion of any corporate restructuring; 2,161 shares of common stock; 100,155 shares of common stock underlying warrants to purchase the Company's common stock exercisable for five years at an exercise price of $1.20 per share issued for financial advisory services in connection with the restructuring of the Company completed on June 3, 2005; 153,288 shares of common stock underlying warrants (representing 10% of the units subscribed to date of July 20, 2005)

authorized to be issued in conjunction with a private placement each unit exercisable at $1.50 per Unit consisting of one share of the Company’s common stock and a warrant exercisable for five years to purchase an additional share of the Company’s common stock at an exercise price of $1.75 and the amounts shown in (8) above in as much as Mr. Marlett is the Managing Principal of MDB Capital LLC.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Guy De Vreese, our Chairman of the Board, is the managing director of our subsidiary, Remedent N.V. Mr. De Vreese provides his services as Remedent N.V.’s Managing Director through two companies, Lausha, N.V. and Lident N.V. Lausha, N.V. and Lident N.V. have consulting arrangements with Remedent N.V. that provide Mr. De Vreese’s services and are both companies controlled by Mr. De Vreese. Lausha N.V. and Lident N.V. received a combined total of $222,000 and $225,000 as compensation for these services for the years ending March 31, 2006 and March 31, 2005, respectively.

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

In May 2003, we advanced (Euro) 5,400 ($7,001) to Pure White International in exchange for a 30% interest in this company. Pure White International is a related party as a result of its principal being the spouse of Mr. Fred Kolsteeg, one of our directors. In July 2005, this investment was repurchased by Pure White International for (Euro) 5,400 ($7,001). Pure White International BV was our former distributor for the CleverWhite tooth whitening kits for the Dutch market prior to our licensing these distribution rights to Omega Pharma.

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

In September 2004, we entered into an agreement with Lident N.V., a company controlled by Mr. De Vreese, our Chairman, to obtain an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product for which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese’s association with us. The agreement required us to advance to the inventors through Lident a fully refundable deposit of (Euro) 100,000 ($129,650) subject to our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to us for additional consideration to the inventors of (Euro) 100,000 ($129,650) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full to us by Lident. The consideration we had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident will not profit from the exercise of the option. Furthermore, at a meeting of our Board of Directors on July 13, 2005, we accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to us in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property. On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent is being amortized over five (5) years.

As part of our corporate restructuring, holders of our debentures in the principal amount of $127,500 agreed to convert this principal plus accrued interest into 695,340 shares of our common stock. These agreements were effective December 31, 2004. The conversion price for this transaction was $.05 per share and the closing bid price for our shares on December 31, 2004 was $.08 and March 22, 2005 was $.04, respectively. The following debenture holders received shares in the conversion of their debt: Edward Quincy (2,030,980 shares); Leon Grothe (143,340 shares); Dr. Timothy Peiper (420,820 shares) and Lee Dahl (100,200 shares). Since the conversion took place prior to the reverse stock split, the numbers reflected in this paragraph are on a pre-reverse stock split basis.

In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, we authorized the acquisition of the remaining 78% of our subsidiary, Remedent N.V., that we did not own from Messrs. Guy De Vreese and Robin List, our Chairman and Chief Executive Officer respectively (the “Exchanging Stockholders”), through the issuance of shares of our common stock equal to 78% of our issued and outstanding shares following the completion of the transaction. Mr. De Vreese held his shares in Remedent N.V. in Lausha, N.V., a company he controls. On June 3, 2005, we consummated the acquisition of Remedent N.V. and issued 7,715,703 post- split shares of its restricted common stock to the Exchanging Stockholders in exchange for all of the issued and outstanding shares of Remedent N.V. owned by the Exchanging Stockholders. As a result of this acquisition, Remedent N.V. is a wholly-owned subsidiary of the Company as of June 3, 2005.

Since the inception of IMDS, Inc. (“IMDS”) in April, 2003, IMDS, a distributor of our products, has purchased inventory valued at approximately $140,000 from us. All inventory was purchased at standard pricing and as of July 7, 2006, approximately $10,000 remains outstanding. Mr. Stephen Ross, one of our directors, is also the Chief Executive Officer of IMDS.

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

In connection with our private placement of 2,520,661 Units consisting of one share of our common stock and one common stock purchase warrant in July 2005 (the “Units”), we engaged MDB Capital Group LLC, as our exclusive agent to offer the Units (“MDB”). MDB is entitled to a placement agent’s fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units together with a five year warrant to purchase up to ten percent (10%) of the number of Units sold in the offering at an exercise price of $1.50 per Unit. Moreover, we agreed to reimburse MDB for its out-of-pocket expenses related to the sale of the Units and to register with the Commission our shares underlying MDB’s warrants.

In connection with the employment of Mr. Judd Hoffman, we issued Mr. Hoffman options to purchase 400,000 shares of our common stock at an exercise price of $4.00 in October 2005. The options were granted pursuant to our 2004 Incentive and Nonstatutory Stock Option Plan. One-third of the options are scheduled to vest on each annual anniversary of Mr. Hoffman’s employment.

In connection with services rendered by Mr. Philippe Van Acker, on December 23, 2005, the Company granted to Mr. Van Acker 75,000 ten year options to purchase the Company’s common stock at an exercise price of $2.46, the market value of the Company’s stock on the date of grant. The options were fully vested upon issuance.

ITEM 13. EXHIBITS

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Farber and Hass, LLP (F&H) were our independent accountants for the year ended March 31, 2004 and for the interim periods ended June 30, 2004, September 30, 2004 and December 31, 2004. Services provided to us by F&H with respect to such periods consisted primarily of the audit of our financial statements and limited reviews of the Form 10-QSB Quarterly Reports for the interim periods included therein pursuant to Statement on Auditing Standards No. 100. Charges by F&H with respect to these matters aggregated approximately $47,000 for the year ended March 31, 2004 and for the interim periods ended June 30, 2004, September 30, 2004 and December 31, 2004. F&H has billed $6,000 for tax fees for the completion of US federal and state tax returns through the fiscal year ended March 31, 2004. There were no other charges by F&H.

On March 30, 2005, the Company engaged PKF Bedrijfsrevisoren, Antwerp, Belgium (“PKF”) as the company’s new independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2005. On March 29, 2006, the Board of Directors authorized engaging PKF as the Company’s independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2006.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2005 and the review of our quarterly reports for such years, amounted to approximately $36,000 paid to PKF and $25,000 paid to F& H, respectively. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2006 and the review of our quarterly reports for such years, amounted to approximately $34,000 paid to PKF.

Audit Related Fees. For the years ended March 31, 2006 and March 31, 2005, we paid no fees to PKF and F&H for other audit related fees.

Tax Fees. For the years ended March 31, 2006 and March 31, 2005, we paid no fees to PKF and F&H for tax fees.

All Other Fees. For the years ended March 31, 2006 and March 31, 2005, we paid no fees to PKF and F&H for any non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2006	2005
Audit Fees	$ 34,000	$ 61,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant for the year ended March 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: July 13, 2006	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

Dated: July 13, 2006	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 13, 2006	/s/ Robin List
Robin List - Chief Executive Officer and Director

Dated: July 13, 2006	/s/ Guy De Vreese
Guy De Vreese - Chairman of the Board of Directors

Dated: July 13, 2006	/s/ Stephen Ross
Stephen Ross - Secretary and Director

Dated: July 13, 2006	/s/ Fred Kolsteeg
Fred Kolsteeg - Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)
3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)
3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)
3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)
3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)
3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)
3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)
3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998 (1)
3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)
3.9	Amended and Restated Bylaws (2)
4.1	Specimen of Stock Certificate (7)
4.2	Form of Subscription Agreement (5)
4.3	Form of Warrant for Common Stock (5)
4.4	Form of Registration Rights Agreement (5)
4.5	Form of Warrant for Unit (8)
10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)
10.2	2004 Incentive and Nonstatutory Stock Option Plan (8)

E-1

10.3	Exchange Agreement by and among Remedent, Inc. and Lausha, N.V. and Robin List dated June 3, 2005 (2)
10.4	Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005 (6)
10.5	Exclusive License Agreement between Remedent, Inc. and Dan Darnell dated October 11, 2004 (6)
10.6	Amendment to Development Agreement between Remedent, Inc. and P. Michael Williams dated August 4, 2004 (6)
10.7	Option Agreement between Remedent, N.V. and Lident NV dated July 6, 2004 (6)
10.8	Development Agreement between Remedent, Inc. and P. Michael Williams dated March 15, 2004 (6)
10.9	Convertible Promissory Note dated March 23, 2004 (3)
10.10	Letter Agreement by and between MDB Capital Group, Inc. and Remedent, Inc. dated September 22, 2003 (6)
10.11	Stock Purchase Agreement with Dental Advisors, dated September 14, 2001 (1)
10.12	Asset Purchase Agreement for IMDS, dated January 15, 2001 (1)
10.13	Stock Purchase Agreement, dated January 11, 2002 (1)
10.14	Stock Purchase Agreement, dated May 1, 2002 (1)
10.15	Securities Purchase Agreement dated July 6, 2005 (5)
10.16	Registration Rights Agreement dated July 6, 2005 (5)
10.17	Warrant dated July 6, 2005 (5)
10.18	Amendment to Warrant (8)
10.19	Employment Agreement between Remedent N.V. and Philippe Van Acker (7)
10.20	Agreement between Remedent N.V. and Omega Pharma NV dated as of September 9, 2003(8)
10.21	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated September 24, 2003 (7)
10.22	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated February 4, 2004 (7)

E-2

10.23	Lease Agreement dated December 20, 2001 (7)
10.24	Consulting Agreement between Remedent, Inc., and P. Michael Williams dated February 10, 2006 (9)
10.25	Consulting Agreement between Remedent, Inc. and Pierre Fabre Medicament S.A. dated December 21, 2005 (10)
10.26	Agreement between Remedent N.V, and Chefaro Pharma Italia S.R.L. dated February 15, 2006 (11)
10.27	Exclusive License and Distribution Agreement between Remedent and Dream Life dated March 22, 2006
10.28	Employment Agreement between Remedent, Inc. and Judd D. Hoffman (8)
14.1	Code of Ethics, adopted March 25, 2003 (4)
21.1	List of Subsidiaries (8)
23.1	Consent of PKF Bedrijfsrevisoren, Antwerp, Belgium
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

__________________________________________________________

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.
(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.
(3)	Incorporated by reference from Form 10-KSB/A filed with the SEC on February 8, 2005.
(4)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.
(5)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.
(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.
(7)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.
(8)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005
(9)	Incorporated by reference from Form 8-K filed with the SEC on February 16, 2006.
(10)	Incorporated by reference from Form 10-QSB filed with the SEC on February 21, 2006.
(11)	Incorporated by reference from Form 8-K filed with the SEC on February 22, 2006.

E-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Remedent, Inc.:

We have audited the accompanying consolidated balance sheet of Remedent, Inc. (formerly Remedent USA, Inc.) as of March 31, 2006 and March 31, 2005 and the related consolidated statements of operations, shareholders' deficit, comprehensive income loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2006 and March 31, 2005 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Antwerp - Belgium,

July 13, 2006

PKF bedrijfsrevisoren

Registered Auditors

Represented by

/s/ Ria Verheyen

Ria Verheyen

Registered Auditor

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 332,145	$ 40,442
Cash, restricted	70,762	-
Accounts receivable, net of allowance for doubtful accounts of $74,133 at March 31, 2006 and $80,194 at March 31, 2005	2,370,846	1,488,296
Due from related party	-	156,099
Inventories, net	1,470,553	558,335
Prepaid expense	335,111	192,306
Other current assets	-	129,650
Total current assets	4,579,417	2,565,128
PROPERTY AND EQUIPMENT, NET	317,361	85,737
OTHER ASSETS
Deferred offering costs	-
Patents, net	166,166	61,750
	166,166	61,750
TOTAL ASSETS	$ 5,062,944	$ 2,712,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion, long term debt	$ 12,641	$ -
Line of Credit	605,200	-
Notes payable	31,282	294,322
Accounts payable	1,632,449	889,668
Accrued liabilities	601,042	367,854
Due to related parties	58,958	58,958
Deferred revenue	-	18,864
Income taxes payable	103,001	178,269
Total current liabilities	3,044,573	1,807,935
LONG TERM DEBT	60,998	-
MINORITY INTEREST IN REMEDENT N.V.	-	1,178,592
STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock, $0.001 par value; (50,000,000 shares authorized, 12,764,112 shares issued and outstanding at March 31, 2006 and 2,176,225 shares issued and outstanding at March 31, 2005 )	12,764	2,176
Additional paid-in capital	11,624,234	5,427,289
Accumulated deficit	(9,651,551)	(5,764,249)
Common stock subscribed, not issued	200	-
Accumulated other comprehensive income (loss)
(foreign currency translation adjustment)	(28,274)	60,874
Total stockholders’ equity (deficit)	1,957,373	(273,910)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 5,062,944	$ 2,712,615

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	March 31,
	2006	2005
Net sales	$ 7,393,948	$ 7,072,300
Cost of sales	3,812,463	2,982,315
Gross profit	3,581,485	4,089,985
Operating Expenses
Research and development	1,153,897	263,137
Sales and marketing	1,202,145	325,175
General and administrative	4,235,292	2,578,274
Non cash restructuring expense	764,151	-
Depreciation and amortization	107,222	35,636
TOTAL OPERATING EXPENSES	7,462,707	3,202,222
INCOME (LOSS) FROM OPERATIONS	(3,881,222)	887,763
OTHER INCOME (EXPENSES)
Interest expense	(24,195)	(66,390)
Non cash interest expense	(100,000)	-
Other income	49,427	25,544
TOTAL OTHER INCOME (EXPENSES)	(74,768)	(40,846)
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(3,955,990)	846,917
Income tax (expense) benefit	68,688	(363,072)
MINORITY INTEREST IN REMEDENT N.V.	-	(587,273)
NET LOSS	$ (3,887,302)	$ (103,428)
LOSS PER SHARE
Basic and fully diluted	$ (0.35)	$ (0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	11,122,754	2,047,470

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Common Stock Subscribed	Treasury Stock	Other	Total
Balance, April 1, 2004	1,978,958	$ 1,979	$ 5,240,573	$ (5,660,821)	$ 19	$ -	$ (38,464)	$ (456,714)
Common stock issued for services	12,500	13	2,488	-	-	-	-	2,500
Conversion of debentures	184,767	185	184,582	-	-	-	-	184,767
Subscribed stock forfeited	-	-	(354)	-	(19)	-	-	(373)
Cumulative translation adjustment	-	-	-	-	-	-	99,338	99,338
Net loss	-	-	-	(103,428)	-	-	-	(103,428)
Balance, March 31, 2005	2,176,225	2,176	5,427,289	(5,764,249)	-	-	60,874	(273,910)
Common stock issued for 78% equity interest in Remedent NV	7,715,703	7,716	1,170,876	-	-	-	-	1,178,592
Common Stock issued to MDB Capital for conversion of $100,000 note payable including $10,000 accrued interest and $100,000 non cash interest as a result of stock valuation	197,839	198	209,802	-	-	-	-	210,000
Common Stock issued to MDB Capital for consulting fees	247,298	247	395,430	-	-	-	-	395,677
Warrants issued to MDB Capital for consulting fees		-	368,474	-	-	-		368,474
Common stock issued by private placement	2,520,661	2,521	3,197,560	-	-	-		3,200,081
Common stock to be issued for development services	-	-	519,800	-	200			520,000
Stock options issued for development services	-	-	361,500	-	-			361,500
Value of issued stock options to employees		-	113,709	-	-			113,709
Treasury stock received as repayment of related party loan	-	-	-	-	-	(140,300)	-	(140,300)
Treasury stock retired and cancelled	(93,533)	(94)	(140,206)	-	-	140,300		-
Common stock fractional shares cancelled in reverse split	(81)	-	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	(89,148)	(89,148)
Net loss	-	-	-	(3,887,302)	-	-	-	(3,887,302)
Balance, March 31, 2006	12,764,112	$ 12,764	$ 11,624,234	$ (9,651,551)	$ 200	$ -	$ (28,274)	$ 1,957,373

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended March 31,
	2006	2005 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,887,302)	$(103,428)
Adjustments to reconcile net income (loss)
to net cash used by operating activities
Depreciation and amortization	105,807	34,628
Inventory reserve	(23,997)	-
Allowance for doubtful accounts	(729)	50,449
Common Stock issued to MDB Capital for non cash interest on conversion of $100,000 note payable	100,000	-
Common Stock issued to MDB Capital for consulting fees	395,677	-
Warrants issued to MDB Capital for consulting fees	368,474	-
Common stock to be issued for development services	520,000	-
Stock options issued for development services	361,500	-
Value of issued stock options to employees	113,709	-
Subscribed stock forfeited	-	(373)
Minority Interest	-	587,273
Changes in operating assets and liabilities:
Accounts receivable	(972,084)	(115,185)
Due from related party	4,159	-
Inventories	(917,006)	(101,318)
Prepaid expenses	(155,188)	(166,473)
Accounts payable	791,888	184,725
Accrued liabilities	261,969	69,833
Deferred revenue	(17,457)	18,543
Income taxes payable	(62,875)	175,234
Net cash provided (used) by operating activities	(3,013,455)	633,908
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(70,762)	-
Decrease (increase) in other current assets	119,983	(127,442)
Investments	-	299,490
Purchase of patent rights	(117,871)	(65,000)
Purchases of equipment	(276,324)	(70,299)
Notes receivable-related party	-	-
Net cash provided (used) by investing activities	(344,974)	36,749
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	3,200,081	-
Proceeds from notes and debentures	-	262,036
Note payments-unrelated parties	(150,883)	(306,884)
Proceeds from (repayments of) line of credit	599,913	(822,097)
Net cash provided (used) by financing activities	3,649,111	(866,945)
NET INCREASE (DECREASE) IN CASH	290,682	(196,288)
Effect of exchange rate changes
on cash and cash equivalents	1,021	64,348
CASH AND CASH EQUIVALENTS, BEGINNING	40,442	172,382
CASH AND CASH EQUIVALENTS, ENDING	$ 332,145	$ 40,442
Supplemental Information:
Interest paid	$ 23,527	$ 54,390
Income taxes paid	$ 63,780	$ 252,330

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

On June 3, 2005, the Company issued 7,715,703 shares of its common stock in exchange for 78% of the stock of Remedent N.V., a commonly controlled subsidiary and the $1,178,592 minority interest associated with this 78% interest as of the closing of the transaction was recorded by the Company as additional paid in capital ($1,170,876) and common stock ($7,716).

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

On June 3, 2005, the Company issued to MDB Capital Group, LLC (“MDB”) for consulting fees related to the Company’s corporate restructuring 247,298 shares of the Company’s common stock and 247,298 five year common stock purchase warrants that will be exercisable beginning sixty (60) days after June 3, 2005 with an exercise price of $1.20 per share. The market value of the Company’s common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model is $1.49 per warrant, for a total for the warrants of $368,474. Accordingly the Company recognized a non-cash restructuring expense as of June 3, 2005 of $764,151.

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling $85,231 of which €60,839 ($73,639) was outstanding at March 31, 2006. The leases require monthly payments of principal and interest at 4.20% of €1,258 ($1,523 at March 31, 2006) and provide for buyouts at the conclusion of the five year term of €2,820 ($3,413) or 4.0% of original value. The book value as of March 31, 2006 of the equipment subject to the foregoing leases is $73,411.

Effective July 13, 2005, the Company’s Board of Directors approved the repayment of a €115,000 advance to Dental Marketing Development N.V. (“DMD”), a company owned and operated by Guy De Vreese which later merged with Lident N.V., another company controlled by Mr. De Vreese, in exchange for 93,533 shares of the Company’s common stock held by Lident valued at $1.50 per share based upon a principal amount of €115,000 and a conversion rate of $1.22 to the Euro. The 93,533 shares of common stock received have been cancelled and are available for reissue as of March 31, 2006.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended
	March 31,
	2006	2005
Net Loss	$ (3,887,302)	$ (103,428)

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	(89,148)	99,338

Comprehensive loss	$ (3,976,450)	$ (4,090)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

1.	BACKGROUND AND ORGANIZATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail “Over-The-Counter” tooth whitening products which are distributed in Europe, and recently in Asia and the United States. The Company manufactures many of its products in its facility in Deurle, Belgium as well as outsourced manufacturing in China. The Company distributes its products using both its own internal sales force and through the use of third party distributors.

The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its three subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc. and Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore (collectively, the “Company”). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium and, as of October 2005, offices in Los Angeles, California. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. Remedent Asia Pte. Ltd., commenced operations as of July 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

The Company was originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc. In October 1998, the Company was acquired by Resort World Enterprises, Inc., a Nevada corporation (“RWE”) in a share exchange and RWE immediately changed its name to Remedent USA, Inc. The share exchange was a “reverse acquisition” and accounted for as if the Company acquired RWE and then recapitalized its capital structure. On July 1, 2001, the Company formed three wholly-owned subsidiaries, Remedent Professional Holdings, Inc., Remedent Professional, Inc. and Remedent N.V. (a Belgium corporation). Remedent Professional, Inc. and Remedent Professional Holdings, Inc. are both wholly-owned subsidiaries and have been inactive since inception. In June 2005, the Company formed Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore. In October, 2005, the Company established a sales office in Los Angeles, California in order to introduce its products to the United States market.

During the quarter ended March 31, 2002, through the Company’s Belgium based subsidiary, Remedent N.V., the Company initiated its entrance into the high technology dental equipment market. Since that time, the majority of the Company’s operations have been conducted through its subsidiary, Remedent N.V. For the last three fiscal years, substantially all of the Company’s revenue has been generated by Remedent N.V., which has become a leading provider of cosmetic dentistry products, including a full line of professional dental and retail “over-the-counter” tooth whitening products in Europe. Because the controlling stockholders of Remedent N.V. consisted of the Company’s executive officers or companies owned by these executive officers, the Company has always had effective “control” over Remedent N.V., as defined by APB 51 "Consolidated Financial Statements,” even though it owned only twenty two percent (22%) of this subsidiary.

On June 3, 2005, the Company consummated the acquisition of the remaining 78% of Remedent N.V., and issued 7,715,703 shares of the Company’s common stock in exchange for the 78% of the common stock of Remedent N.V. not owned by the Company. As a result of this acquisition, Remedent N.V. is now our wholly-owned subsidiary.

In addition, on June 3, 2005, the Company amended its Articles of Incorporation pursuant to the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Amended and Restated Articles of Incorporation (i) changed the name of the Company from “Remedent USA, Inc.” to

“Remedent, Inc.” (ii) increased the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effected a one-for-twenty reverse stock split (collectively, the “Amendments”). The consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effects of the reverse split and authorization of 10,000,000 shares of Preferred Stock.

2.	RESTATEMENT – MARCH 31, 2005

In August, 2005, the Company received a letter from the Securities and Exchange Commission regarding questions and comments related to the Company’s annual report on Form 10-KSB for the year ended March 31, 2005. The letter addressed an issue related to the Company’s presentation of the effect of exchange rate changes on cash and cash equivalents and the Company’s compliance with SFAS 95 which discusses presentation of foreign currency exchange rate changes on the Statement of Cash Flows. Upon investigation, it was determined that the Company had not properly presented the effect of exchange rate changes on cash and cash equivalents for the year ended March 31, 2005 resulting in an overstatement of the effect of exchange rate changes on cash and cash equivalents of $34,991. The following tables set forth the amounts as previously filed and the restated amounts for Statement of Cash Flows:

	March 31, 2005	March 31, 2005
	(Restated)	(As Filed)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (103,428)	$ (103,428)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	34,628	35,636
Inventory reserve	-	2,046
Allowance for doubtful accounts	50,448	52,841
Subscribed stock forfeited	(373)	(373)
Minority Interest	587,273	587,273
Changes in operating assets and liabilities:
Accounts receivable	(115,185)	(193,524)
Inventories	(101,318)	(129,068)
Prepaid expenses	(166,473)	(170,564)
Accounts payable	184,725	221,707
Accrued liabilities	69,834	84,051
Deferred revenue	18,543	18,864
Income taxes payable	175,234	178,269
Net cash provided (used) by operating activities	633,908	583,730
CASH FLOWS FROM INVESTING ACTIVITIES
Investments	299,491	288,651
Other current assets	(127,443)	(129,650)
Purchases of equipment	(70,298)	(73,808)
Notes receivable-related party	-	(8,212)
License of patent	(65,000)	(65,000)
Net cash provided (used) by investing activities	36,749	11,981
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and debentures	262,036	266,575
Note payments-unrelated parties	(306,884)	(301,221)
Proceeds from (repayments of) line of credit	(822,097)	(792,343)
Net cash provided (used) by financing activities	(866,945)	(826,989)
NET (DECREASE) INCREASE IN CASH	(196,288)	(231,278)
Effect of exchange rate changes
on cash and cash equivalents	64,347	99,338
CASH AND CASH EQUIVALENTS, BEGINNING	172,382	172,382
CASH AND CASH EQUIVALENTS, ENDING	$ 40,442	$ 40,442

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On June 3, 2005, the Company amended its Articles of Incorporation pursuant to the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Amended and Restated Articles of Incorporation (i) changed the name of the Company from “Remedent USA, Inc.” to “Remedent, Inc.” (ii) increased the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effected a 1 for 20 reverse stock split (collectively, the “Amendments”). The Amendments were disclosed in an Information Statement on Schedule 14 (c) mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005. The consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the effects of the reverse split and authorization of 10,000,000 shares of Preferred Stock.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2006, management believes there was no impairment of the Company’s long-lived assets.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash or cash equivalents.

Investments

The Company accounts for investments, available for sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as held-to-maturity, available for sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At March 31, 2004, all of the Company’s investments in marketable securities were classified as restricted as a result of their being held as collateral for a bank credit line and were reported at fair value. As of October 8, 2004, the Company entered into a new line of credit with a new bank and the restrictions on these investments were released by the prior bank in January 2005 (Note 14). Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $12,104 at March 31, 2006 and $38,895 at March 31, 2005.

Prepaid Expense

The Company’s prepaid expense consists of prepayments to suppliers for inventory purchases and to the Belgium customs department, to obtain an exemption of direct VAT payments for imported goods out of the European Union (“EU”). This prepayment serves as a guarantee to obtain the facility to pay VAT at the moment of sale and not at the moment of importing goods at the border. Prepaid expenses also include VAT payments made for goods and services in excess of VAT payments received from the sale of products as well as amounts for other prepaid operating expenses.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2006 and 2005, advertising expense was $581,047 and $325,175, respectively.

Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Deferred taxes are recognized for temporary differences in the bases of assets and liabilities for financial statement and income tax reporting as well as for operating losses and credit carry forwards. A provision has been made for income taxes due on taxable income and for the deferred taxes on the temporary differences. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $18,156 and $19,448 as of March 31, 2006 and March 31, 2005, respectively.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company’s management considers its business to comprise one segment for reporting purposes.

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

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains (losses) of ($89,148) and $99,338 for the years ended March 31, 2006 and 2005, respectively. These amounts have been recorded as a separate component of stockholders’ deficit.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the

Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on our results of operations. For the three months ended March 31, 2006, equity compensation in the form of stock options and grants of restricted stock totaled $113,709.

Impact of New Accounting Standards

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20, and FAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows.

In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any derivative instruments or participate in any hedging activities, and therefore the adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”. This Statement requires recognition of servicing a financial asset by entering into a servicing contract in certain situations. This pronouncement will be effective on the fiscal year beginning after September 15, 2006. Currently, the Company does not have any servicing asset or liability, and therefore the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position or results of operations.

4.	CORPORATE RESTRUCTURING

Action by Unanimous Written Consent

In February 2005 and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of the Company’s common stock, and without a meeting pursuant to Section 78.320 of the Nevada Revised Statute (the “Written Consent”), the Company: (i) increased the number of authorized shares to 60,000,000 shares, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, (ii) implemented a one-for-twenty reverse stock split with consideration for fractional shares to be issued in the form of scrip, and (iii) changed the name of the Company from “Remedent USA, Inc.” to “Remedent, Inc.” The Written Consent also authorized acquisition of the remaining 78% of the Company’s subsidiary, Remedent N.V., that the Company did not own from Messrs. Guy De Vreese and Robin List, the Chairman and Chief Executive Officer respectively, through the issuance of shares of the Company’s common stock equal to 78% of the Company’s issued and outstanding shares following the completion of the transaction. Lastly, the Written Consent authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan, following the implementation of the reverse stock split (so as not to be affected by the reverse stock split), reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. These actions were disclosed in an Information Statement on Schedule 14C mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005.

On June 3, 2005, the Company amended its Articles of Incorporation pursuant to the filing of the Amended and Restated Articles of Incorporation with the Nevada Secretary of State. The Amended and Restated Articles of Incorporation (i) changed the name of the Company from “Remedent USA, Inc.” to “Remedent, Inc.” (ii) increased the number of authorized shares to 60,000,000 shares consisting of 50,000,000 shares of common stock and 10,000,000 shares of Preferred Stock, and (iii) effected a 1 for 20 reverse stock split (collectively, the “Amendments”).

Acquisition of Minority Interest

Also on June 3, 2005 the Company entered into an agreement (“Exchange Agreement”) with Remedent N.V. the Company’s Belgium based consolidated subsidiary, Lausha N.V., a Belgian company that is controlled by Guy De Vreese who is Chairman of the Company (“Lausha”); and Robin List, a director and the Chief Executive Officer of the Company (“Mr. List”). Mr. List and Lausha are collectively referred to as the “Exchanging Stockholders.” Prior to the exchange contemplated by the Exchange Agreement, the Company owned 2,200 shares of Remedent N.V. representing a twenty two percent (22%) ownership interest in Remedent N.V. and the Exchanging Stockholders collectively owned 7,800 shares of Remedent N.V. representing a seventy-eight percent (78%) ownership interest of Remedent N.V. Under the terms of the Exchange Agreement, the Company agreed to issue 7,715,703 of its restricted common stock (representing a 78% ownership interest in the Company) giving effect to a one for twenty reverse stock split (the “Reverse Stock Split”), in exchange for all of the issued and outstanding shares of Remedent N.V. owned by the Exchanging Stockholders (the “Acquisition”). The number of shares to be issued, as a percentage of the Company’s outstanding shares, in consideration for the Acquisition of the seventy eight percent (78%) of the shares of Remedent N.V. was based on an evaluation by MDB Capital Group, LLC (“MDB”), a NASD registered broker dealer retained by the Company to render advice with regard to the Company’s restructuring. MDB concluded that the Company’s twenty two percent (22%) interest in Remedent N.V. was the Company’s only asset and therefore, as consideration for their seventy eight percent (78%) interest in Remedent N.V., the Exchanging Stockholders should receive an equal percentage ownership interest in the Company, therefore preserving the existing proportional indirect ownership interests in Remedent N.V. of both the Exchanging Stockholders and the existing Company stockholders.

The Company consummated the Acquisition of Remedent N.V. as contemplated by the Exchange Agreement on June 3, 2005. In connection with the Acquisition, the Company issued 7,715,703 shares of its restricted common stock to the Exchanging Stockholders in exchange for all of the issued and outstanding shares of Remedent N.V. owned by the Exchanging Stockholders. As a result of the Acquisition, Remedent N.V. is a wholly owned subsidiary of the Company. Since the Exchanging Stockholders of Remedent N.V. are officers, directors and shareholders of the Company, the Company has determined that it has “control” of Remedent N.V., as defined by APB 51 “Consolidated Financial

Statements”. Accordingly, the Acquisition was recorded at predecessor basis and all assets and liabilities have been presented at historical amounts.

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

On July 20, 2005 the Company completed a private placement of 2,520,661 Units for an aggregate offering price of $3,780,985 (the “Offering”). Each Unit consists of one share of restricted Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit. The Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. The Company also has the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the Over the Counter Bulletin Board or similar market above $3.50 per share for 30 consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “Commission”). Once the Redemption Right vests, the Company has the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.

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

The Company engaged MDB Capital Group, LLC, as its exclusive agent to offer the Units (the “Placement Agent”). The Placement Agent earned a fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units, which totaled $378,099, together with a five year warrant to purchase up to 252,067 of the Units sold in the Offering at an exercise price of $1.50 per Unit. In addition, the Company incurred a total of $200,283 in professional fees and costs associated with this offering which were offset against the proceeds attributable to additional paid in capital.

The Units were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

6.	CONCENTRATION OF RISK

Financial Instruments - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2006 one customer accounted for 61% and at March 31, 2005, a different customer accounted for 52% of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases - The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the year ended March 31, 2006, the Company had one supplier who accounted for 28% of gross purchases. For the year ended March 31, 2005, the Company had three suppliers each of whom who accounted for 10% to 11% gross purchases.

Revenues - For the year ended March 31, 2006 the Company had two customers that accounted for 20% and 13%, respectively, of total revenues. For the year ended March 31, 2005, the Company had one group of customers (represented by Omega Pharma NV) whose sales were 37% of total revenues.

7.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at March 31, 2006 and 2005 were as follows:

	March 31, 2006	March 31, 2005
Accounts receivable, gross	2,444,979	$ 1,568,490
Less: allowance for doubtful accounts	(74,133)	(80,194)
Accounts receivable, net	2,370,846	$ 1,488,296

8.	DUE FROM RELATED PARTIES

On February 12, 2002, Remedent N.V. entered into a loan agreement for € 125,000 with Lident N.V., a company owned and operated by Guy De Vreese, the Company’s Chairman. The agreement was entered into in connection with a line of credit established by Remedent N.V. with a Belgian bank. Due to the insufficient assets maintained by Remedent N.V. as of inception date of the line of credit, the bank imposed two requirements for the extension of credit; (1) Mr. De Vreese personally guarantee the line of credit, and (2) Remedent N.V. use the line of credit repay in full the €125,000 outstanding balance on BBL’s existing line of credit to Dental Marketing Development N.V. (“DMD”), a company owned and operated by Guy De Vreese. Accordingly, Mr. De Vreese personally guaranteed the €250,000 BBL line of credit, including pledging as collateral specific investments owned by Mr. De Vreese valued at approximately $250,000, and Remedent N.V. drew €125,000 from this line of credit to advance to DMD and booked this amount as an interest-free loan to DMD. DMD would have to repay this loan (i) if the line of credit had been cancelled by BBL due to insufficient security, (ii) if Remedent found other facilities to secure payment of Mr. De Vreese’s funds and no longer needed the line of credit, or (iii) Remedent N.V. was still using the line of credit but has found other facilities to secure payment of Mr. De Vreese’s funds. Remedent N.V. did not take any procedural steps to insure fairness in the terms of this transaction to the Company or to Remedent N.V. DMD later merged with Lident N.V. Effective July 13, 2005, the Company’s Board of Directors approved the repayment of the advance to DMD in exchange for 93,533 shares of our common stock at $1.50 per share, based upon a remaining principal amount of €115,000 at June 30, 2005 and a conversion rate of $1.22 to the Euro as of July 13, 2005, a total value of $140,300, which is reported at $149,098 at March 31, 2005 based upon an exchange rate of $1.30 to the Euro as of March 31, 2005. As of March 31, 2006, the 93,533 shares of common stock received have been cancelled and are available for reissue.

Also included as of March 31, 2005 in due from related parties was a cash investment of €5,400 ($7,001 as of March 31, 2005 based upon an exchange rate of $1.30 to the Euro) in Pure White International made in May, 2003 in exchange for a 30% interest in this company. This investment was repurchased by Pure White International for €5,400 in July, 2005. Pure White International BV is the Company’s former distributor for the CleverWhite tooth whitening kits for the Dutch market prior to the Company licensing these distribution rights to Omega Pharma.

9.	INVENTORIES

Inventories at March 31, 2006 and March 31, 2005 are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2006	March 31, 2005
Raw materials	$ 30,538	$ 14,486
Components	1,102,231	496,800
Finished goods	349,888	85,944
	1,482,657	597,230
Less: reserve for obsolescence	(12,104)	(38,895)
Net inventory	$ 1,470,553	$ 558,335

10.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2006	March 31, 2005
Prepaid materials and components	$ 72,106	$ 28,654
Prepaid Belgium income taxes	60,520	64,825
VAT payments in excess of VAT receipts	92,181	76,493
Royalties	30,260	-

Prepaid trade show expenses	25,325	-
Legal	16,159	-
Prepaid rent	20,712	8,505
Other	17,848	13,829
	$ 335,111	$ 192,306

11.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2006	March 31, 2005
Furniture and Fixtures	$ 94,368	$ 39,517
Machinery and Equipment	167,764	75,558
Tooling	175,950	-
	438,082	115,075
Accumulated depreciation	(120,721)	(29,338)
Property & equipment, net	$ 317,361	$ 85,737

12.	LICENSED PATENTS

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

In September 2004, the Company entered into an agreement with Lident N.V. (“Lident”), a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license an international patent (excluding the US) and worldwide manufacturing and distribution rights for a potential new product which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with the Company. The patent is an Italian patent which relates to a single use universal applicator for dental pastes, salves, creams, powders, liquids and other substances where manual application could be relevant. The Company has filed to have the patent approved throughout Europe. The agreement required the Company to advance to the inventors through Lident a fully refundable deposit of €100,000 subject to the Company’s due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, would be assigned to the Company for additional consideration to the inventors of € 100,000 ($118,840 as of March 31, 2006) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit would be repaid in full by Lident. The consideration the Company had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident would not have profited from the exercise of the option. Furthermore, at a meeting of the Company’s Board of Directors on July 13, 2005, the Board accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to the Company in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property. Consequently, when the Company exercises the option, all future payments, other than the reimbursement of costs would be paid directly to the original inventors and not to Lident.

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent is being amortized over five (5) years.

13.	LINE OF CREDIT

On October 8, 2004, the Company obtained a line of credit facility with a Belgian bank for €1,050,000 ($1,270,920 at March 31, 2006) Line of Credit Facility (the “Facility”) with a Belgian bank consisting of a € 800,000 ($968,320) credit line based on the eligible accounts receivable and a €250,000 (US $302,600) general line of credit. On March 13, 2006, the Company obtained an increase in this facility through July 31, 2006 to € 2,300,000 ($2,783,920 at March 31, 2006) consisting of a €1,800,000 (US $2,178,720) credit line based on the eligible accounts receivable and a € 500,000 ($605,200) general line of credit. Accounts receivable advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 5.5%. As of March 31, 2006 and March 31, 2005, Remedent N.V. had $605,200 and $0 advances outstanding, respectively, under this line of credit facility. Interest chargeable on the general line of credit was 4.53 % at March 31, 2006.

14.	NOTES PAYABLE

	March 31, 2006	March 31, 2005
Convertible Debentures:
Maturity Dates: September 1, 2001 thru February 8, 2002
Interest rate: 10% per annum
Debentures are unsecured
Convertible at 30% of the average trading price (average of bid and ask) for the 30 days immediately prior to the maturity date
Unpaid principal balance	$ 20,000	$ 20,000

Union Bank Debt:
Maturity Dates: April 26, 2005
Interest rate: 7.5% per annum
Security: All of the assets of the company
Unpaid principal balance	11,282	11,282

Convertible Promissory Note:
Maturity Date: September 30, 2004
Interest rate: 10% per annum
Conversion rate: Balance of note shall be converted into
the number of shares necessary to provide the note holder
with two percent of the Company’s outstanding shares of
common stock, calculated on a fully diluted basis.(See Note 3)
Promissory note is secured by a first security interest in
assets of the Company pursuant to the terms of the Security
Agreement. This note converted to 197,839 shares of common stock on June 3, 2005 (See Note 3)
Unpaid principal balance	-	100,000

Loan(s) Payable -Fortis Bank
(1) Original principal balance € 200,000 ($201,750)
Maturity: October 9, 2005, Interest Rate: 4.09%, Unsecured
Payable in twelve equal monthly installments of 12,783 € ($17,193)
(2) Original principal balance € 50,000 ($64,825)
Maturity: December 31,2006, Interest Rate: 1.32%, Unsecured
Payable in twelve equal monthly installments of 4,166 € ($5,402)
Unpaid principal balance	-	163.040

Total notes payable	$ 31,282	$ 294,322

15.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,245 of which €60,839 ($73,639) was outstanding at March 31, 2006. The leases require monthly payments of principal and interest at 4.20% of €1,258 ($1,523 at March 31, 2006) and provide for buyouts at the conclusion of the five year term of €2,820 ($3,413) or 4.0% of original value. Principal payable within 12 months of March 31, 2006 totals $12,641. The book value as of March 31, 2006 of the equipment subject to the foregoing leases’ is $73,411.

16.	DUE TO RELATED PARTIES

Balances due to related parties consist of the following:

	March 31, 2006	March 31, 2005
Demand loan from a former officer
and major stockholder	$ 58,958	$ 58,958

	$ 58,958	$ 58,958

17.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2006	March 31, 2005
Accrued employee benefit taxes	$ 227,369	$ 190,972
Royalties	100,000	-
Commissions	80,366	-
Accrued audit and tax preparation fees	23,500	37,500
Reserve for warranty costs	18,156	19,448
Accrued interest	15,584	20,470
Accrued consulting fees	9,021	1,700
Other accrued expenses	127,046	97,764
	$ 601,042	$ 367,854

18.	INCOME TAXES

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

The domestic and foreign (“Belgium”) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2006	March 31, 2005
Domestic	$ (3,190,901)	$ (269,069)
Foreign	(765,089)	1,115,986
	$ (3,955,990)	$ 846,917

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2006	March 31, 2005
Domestic - Net operating loss carryforward	$ 2,533,512	$ 1,416,697
Foreign - Net operating loss carryforward	244,828	-
Total	2,778,341	1,416,697
Valuation allowance	(2,778,341)	(1,416,697)
Net deferred tax assets	$ -	$ -

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2006 and March 31, 2005 are as follows:

	March 31, 2006	March 31, 2005
Domestic
Pre tax income	$ (3,190,901)	$ (269,069)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(1,116,815)	(94,174)
Increase in valuation allowance	1,116,815	94,174
Net domestic income tax (benefit)	-	-

Foreign
Pre tax income (loss)	(765,089)	1,115,986
Statutory tax rate	32%	32%
Tax expense (benefit) based upon statutory rate	(244,828)	357,116
Permanent differences	176,140	42,586
Net operating loss	-	(36,630)
Net foreign income tax (benefit)	(68,688)	363,072
Total Income tax (benefit )	$ (68,688)	$ 363,072

19.	EQUITY COMPENSATION PLANS

The Board of Directors and stockholders approved the Nonstatutory Stock Option Plan (the “2001 Plan”) and adopted it on May 29, 2001. The Company has reserved 250,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. Vesting terms of the options range from immediate to five years.

In an Information Statement on Schedule 14C mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005, the Company authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan (“2004 Plan”) reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. This plan became effective as of June 3, 2005 after the Company had completed a one for twenty reverse split.

On October 12, 2005, the Company entered into an Employment Agreement with an individual to render full-time employment to the Company as for an initial term of three (3) years whose duties include managing worldwide sales for the Company. The agreement automatically renews for an additional one (1) year period at the end of each then existing term, unless one party gives to the other written notice to terminate. The agreement provides for an annual salary of $275,000 and quarterly bonuses in the amount of $25,000, subject to certain conditions. The agreement also granted 400,000 options under the Company’s 2004 Incentive and Nonstatutory Stock Option Plan (the “Stock Plan”). The options were priced at $4.00. The options vest one third each on the last day of the first, second and third years of employment. These options have a term of eight (8) years from the date of grant and are subject to other standard terms and conditions under the Stock Plan and contain standard anti-dilution language and a provision for cashless exercise. The market value of the foregoing option grant based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $3.50 per share, an annualized volatility of 155%, a risk free interest rate of 4.5% and an expected life of eight years is $3.41 per option granted, for a total value of approximately $1,364,490.

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

A summary of the option activity for the years ended March 31, 2006 and 2005 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding , April 1, 2004	210,000	$ 1.20	-	$ -
Granted	12,500	2.00	-	-
Exercised	-	-	-	-
Cancelled or expired	-	-	-	-
Options outstanding , March 31, 2005	222,500	1.29	-	-
Granted	-	-	475,000	3.76
Exercised	-	-	-	-
Cancelled or expired	-	-	-	-
Options outstanding , March 31, 2006	222,500	$ 1.29	475,000	$ 3.76
Options exercisable March 31, 2005	219,000	$ 1.30	141,667	$ 3.18
Exercise price range	$1.00 to $4.00		$2.46 to $4.00
Weighted average remaining life	6.0	years	5.4	years
Shares available for future issuance	27,500		325,000

The weighted average fair value of the 12,500 options granted under the 2001 Plan for the year ended March 31, 2005 were estimated as of the date of grant using the Black-Scholes stock option pricing model assuming an exercise price of $2.00 per share, a market value as of the grant date of $0.80 per share, a volatility factor of 1.55, a ten year expected life and a risk free interest rate of 5% resulting in a value of $0.80 per option granted.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was recognized in the financial statements. However, APB No. 25 generally did not require the recognition of compensation expense for stock options because the exercise price of these instruments was generally equal to the fair value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the period from January 1, 2006 to March 31, 2006, the Company recognized $113,709 in compensation expense in the consolidated statement of operations for the year ended March 31, 2006.

For purposes of proforma disclosures prior to January 1, 2006, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s proforma information follows:

	March 31, 2006	March 31, 2005
Net income (loss):
As reported	$ (3,887,302)	$ (103,428)
Pro forma	$ (4,067,302)	$ (113,428)
Earnings per share:
Basic and fully diluted
As reported	$ (0.35)	$ (0.05)
Pro forma	$ (0.37)	$ (0.05)

20.	COMMON STOCK WARRANTS AND OTHER OPTIONS

On February 10, 2006, the Company issued to an individual the right to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.60 per share for a term of five (5) years pursuant to the terms and conditions of a Stock Option Agreement as consideration for past services performed by this individual and the release of any and all claims under this individual’s prior agreements with the Company. The 150,000 options have been valued in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.55, a risk free interest rate of 4.5% and an expected life for the options of five years, resulting in a value of $2.41 per option granted for a total for the warrants of $361,500. The value of this option grant was recorded as of December 31, 2005 as a research and development expense.

As of March 31, 2006 and March 31, 2005, the Company has 3,371,591 and 201,565 warrants and options, respectively, to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $10.00 per share with expiration dates between January and August 2007 as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding , April 1 2004	151,565	$ 7.21
Granted	50,000	3.00
Exercised	-	-
Cancelled or expired	-	-
Warrants and options outstanding , March 31, 2005	201,565	6.16
Granted for services	397,298	1.73
Issued to investors in private placement	2,520,661	1.75
Issued to placement agent for private placement	252,067	1.75
Exercised	-	-
Cancelled or expired	-	-
Warrants and options outstanding , March 31, 2006	3,371,591	$ 2.01
Warrants exercisable March 31, 2006	3,371,591	$ 2.01
Exercise price range	$1.20 to $10.00
Weighted average remaining life	4.73	years

21.	COMMITMENTS AND CONTINGENCIES

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of € 6,560 per month ($7,940 per month at March 31, 2006). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled € 3,245 ($4,207) for calendar year 2005. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2006 is $458,718. Rent expense for the foregoing lease for the year ended March 31, 2006 and March 31, 2005 was $92,706 and $96,200 respectively.

From November 2, 2005 to July 2006, the Company leased an office space in Los Angeles, California on a month to month base. The monthly rent was $4,675.00.

Equipment Lease

In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,216 per month at March 31, 2006). The aggregate rent to be paid over the remaining lease term is $24,329.

Minimum monthly lease payments for real estate and equipment for the next five years are as follows based upon the conversion rate for the (Euro) at March 31, 2005.

March 31, 2007	$109,879
March 31, 2008	$106,648
March 31, 2009	$96,916
March 31, 2010	$96,916
March 31, 2011	$72,687

22.	CUSTOMERS OUTSIDE OF THE UNITED STATES

Sales to customers outside of the United States were 94% of total sales for the year ended March 31, 2006 and 99% of total sales for the year ended March 31, 2005. The sales were made mostly to customers in countries that are members of the European Union (“EU”).

	March 31, 2006	March 31, 2005
U.S. sales	$ 437,132	$ 56,590
Foreign sales	6,956,816	7,015,710
	$ 7,393,948	$ 7,072,300

