Form 10QSB
period 2006-06-30
REMEDENT, INC.
filed 2006-08-21
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 11, 2006: 12,996,245

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Documents incorporated by reference: None.

REMEDENT, INC.

TABLE OF CONTENTS

FORM 10-QSB REPORT

June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,2006	March 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 128,337	$ 332,145
Cash, restricted	79,065	70,762
Accounts receivable, net of allowance for doubtful accounts of $71,507 at June 30, 2006 and $74,133 at March 31, 2006	1,301,913	2,370,846
Inventories, net	1,367,663	1,470,553
Prepaid expense	404,515	335,111
Total current assets	3,281,493	4,579,417
PROPERTY AND EQUIPMENT, NET	368,825	317,361
OTHER ASSETS
Patents, net	158,598	166,166
TOTAL ASSETS	$ 3,808,916	$ 5,062,944

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion, long term debt	$ 12,641	$ 12,641
Line of Credit	699,215	605,200
Notes payable	31,282	31,282
Accounts payable	1,104,125	1,632,449
Accrued liabilities	599,631	601,042
Due to related parties	58,958	58,958
Income taxes payable	-	103,001
Total current liabilities	2,505,852	3,044,573
LONG TERM DEBT	60,710	60,998
STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock, $0.001 par value; (50,000,000 shares authorized, 12,964,112 shares issued and outstanding at June 30, 2006 and 12,764,112 shares issued and outstanding at March 31, 2006 )	12,964	12,764
Additional paid-in capital	11,774,272	11,624,234
Accumulated deficit	(10,491,281)	(9,651,551)
Common stock subscribed, not issued	-	200
Accumulated other comprehensive income (loss)		-
(foreign currency translation adjustment)	(17,272)	(28,274)
Total stockholders’ deficit	1,242,354	1,957,373
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 3,808,916	$ 5,062,944

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	June 30,
	2006	2005
	(Unaudited)
Net sales	$ 1,295,639	$ 1,378,308
Cost of sales	745,662	630,685
Gross profit	549,977	747,623
Operating Expenses
Research and development	125,282	51,814
Sales and marketing	386,575	108,886
General and administrative	837,350	782,096
Non cash restructuring expense	-	764,151
Depreciation and amortization	41,262	13,143
TOTAL OPERATING EXPENSES	1,390,469	1,720,090
INCOME (LOSS) FROM OPERATIONS	(840,492)	(972,467)
OTHER INCOME (EXPENSES)
Interest expense	(24,015)	(102,792)
Non cash interest expense	-	-
Other income	24,777	38,712
TOTAL OTHER INCOME (EXPENSES)	762	(64,080)
LOSS BEFORE INCOME TAXES	(839,730)	(1,036,547)
Income tax (expense) benefit	-	24,159
NET INCOME (LOSS)	$ (839,730)	$ (1,012,388)
LOSS PER SHARE
Basic and fully diluted	$ (0.07)	$ (0.32)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Fully Diluted	12,898,178	3,164,856

See notes to the financial statements

2

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended June 30,
	(Unaudited)
	2006	2005
Net Income (Loss)	$ (839,730)	$ (1,012,388)

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	11,002	(108,471)

Comprehensive income (loss)	$ (828,728)	$ (1,120,859)

See notes to the financial statements

REMEDENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (839,730)	$ (1,012,388)
Adjustments to reconcile net income (loss)
to net cash used by operating activities
Depreciation and amortization	41,167	14,368
Inventory reserve	-	-
Allowance for doubtful accounts	(6,082)	(4,133)
Common Stock issued to MDB Capital for non cash interest on conversion of $100,000 note payable	-	100,000
Common Stock issued to MDB Capital for consulting fees	-	395,677
Warrants issued to MDB Capital for consulting fees	-	368,474
Value of issued stock options to employees	113,709	-
Changes in operating assets and liabilities:
Accounts receivable	1,143,177	521,266
Due from related party	-	(11,113)
Inventories	169,269	(128,871)
Prepaid expenses	(61,266)	(79,262)
Accounts payable	(579,825)	(77,532)
Accrued liabilities	(25,366)	67,629
Deferred revenue	-	-
Income taxes payable	(103,529)	(24,159)
Net cash provided (used) by operating activities	(148,476)	129,957
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(8,303)	-
Purchase of patent rights	-	-
Purchases of equipment	(61,339)	(237,942)
Net cash used by investing activities	(69,642)	(237,943)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deferred offering costs		(63,722)
Principal payments on capital lease note payable	2,637	-
Note payments-unrelated parties	-	(64,495)
Proceeds from (repayments of) line of credit	60,830	158,944
Proceeds from installment note payable	-	89,320
Net cash provided (used) by financing activities	63,468	120,047
NET INCREASE (DECREASE) IN CASH	(156,016)	12,060
Effect of exchange rate changes
on cash and cash equivalents	(49,158)	(29,069)
CASH AND CASH EQUIVALENTS, BEGINNING	332,145	40,442
CASH AND CASH EQUIVALENTS, ENDING	$ 128,337	$ 23,433
Supplemental Information:
Interest paid	$ 24,548	$ 2,290
Income taxes paid	$ -	$ -

See notes to the financial statements and supplemental disclosures on following page.

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

On June 3, 2005, the Company issued 7,715,703 shares of its common stock in exchange for 78% of the stock of Remedent N.V., a commonly controlled subsidiary and the $1,178,592 minority interest associated with this 78% interest as of the closing of the transaction was recorded by the Company as additional paid in capital ($1,170,586) and common stock ($7,716).

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

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling $85,231 of which $73,351 was outstanding at June 30, 2006. The leases require monthly payments of principal and interest at 4.20% of €1,258 ($1,599 at June 30, 2006) and provide for buyouts at the conclusion of the five year term of €2,820 ($3,585) or 4.0% of original value. The book value as of June 30, 2006 of the equipment subject to the foregoing leases is $68,902.

Effective July 13, 2005, the Company’s Board of Directors approved the repayment of a €115,000 advance to Dental Marketing Development N.V. ("DMD"), a company owned and operated by Guy De Vreese which later merged with Lident N.V., another company controlled by Mr. De Vreese, in exchange for 93,533 shares of the Company’s common stock held by Lident valued at $1.50 per share based upon a principal amount of €115,000 and a conversion rate of $1.22 to the Euro. The 93,533 shares of common stock received have been cancelled and are available for reissue as of June 30, 2006.

REMEDENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

1.	BACKGROUND AND BUSINESS ACTIVITIES

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

During the quarter ended March 31, 2002, through the Company’s Belgium based subsidiary, Remedent N.V., the Company initiated its entrance into the high technology dental equipment market. Since that time, the majority of the Company’s operations have been conducted through its subsidiary, Remedent N.V. For the last four fiscal years, substantially all of the Company’s revenue has been generated by Remedent N.V., which has become a leading provider of cosmetic dentistry products, including a full line of professional dental and retail “over-the-counter” tooth whitening products in Europe. Because the controlling stockholders of Remedent N.V. consisted of the Company’s executive officers or companies owned by these executive officers, the Company has always had effective "control" over Remedent N.V., as defined by APB 51 "Consolidated Financial Statements," even though it owned only twenty two percent (22%) of this subsidiary.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-KSB for the year ended March 31, 2006, and particularly to Note 1, which includes a summary of significant accounting policies.

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

Cash-Restricted

The Company has deposited $79,065 in cash in an escrow with Wells Fargo Bank as security for the Company’s credit card merchant processing associated with anticipated direct sales activities in the U.S.

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

Warranties

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty programs. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, labor for periods up to 18 months. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Based upon the foregoing, we have recorded as of June 30, 2006 a provision for potential future warranty costs of $19,070.

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

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiary, Remedent N.V. is the Euro. The functional currency for Remedent Professional, Inc. is the U.S. dollar. The functional currency for Remedent Asia Pte is the Singapore dollar. The Company translates foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ deficit. The Company reports the reporting currency equivalent of foreign currency cash flows using an appropriately weighted average exchange rate for the period and reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the period.

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

3.	CONCENTRATION OF RISK

Financial Instruments - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentration of credit risk-Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At June 30, 2006, two customers accounted for 27.8% and 11.7%, respectively, of the Company’s trade accounts receivable. For the three months ended June 30, 2005, a different customer accounted for 30.2% of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Revenues - For the three months ended June 30, 2006 the Company had one customer that accounted for 29.4% of total revenues. For the three months ended June 30, 2005, the Company had one customer whose sales were 21.2% of total revenues

Purchases –The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. The Company currently relies on two factories to manufacture certain components of its new MetaTray and iWhite products, of which one represented 24% of the Company’s purchases for the three months ended June 30, 2006.

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of June 30, 2006 and March 31, 2006 is as follows:

	June 30, 2006	March 31, 2006
Accounts receivable, gross	$ 1,373,420	$ 2,444,979
Less: allowance for doubtful accounts	(71,507)	(74,133)
Accounts receivable, net	$ 1,301,913	$ 2,370,846

5.	INVENTORIES

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	June 30, 2006	March 31, 2006
Raw materials	$ 32,404	$ 30,538
Components	1,074,143	1,102,231
Finished goods	273,829	349,888
	1,380,376	1,482,657
Less: reserve for obsolescence	(12,713)	(12,104)
Net inventory	$ 1,367,663	$ 1,470,553

6.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2006	March 31, 2006
Furniture & Fixtures	$ 114,950	$ 94,368
Machinery & Equipment	219,745	167,764
Tooling	188,450	175,950
	$ 523,145	438,082
Less: Accumulated Depreciation	(154,320)	(120,721)
Property & equipment, net	$ 368,825	$ 317,361

7.	LICENSED PATENTS

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and the Company has recorded $11,375 of accumulated amortization for this patent as of June 30, 2006.

In September 2004, the Company entered into an agreement with Lident N.V. (“Lident”), a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license an international patent (excluding the US) and worldwide manufacturing and distribution rights for a potential new product which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with the Company. The patent is an Italian patent which relates to a single use universal applicator for dental pastes, salves, creams, powders, liquids and other substances where manual application could be relevant. The Company has filed to have the patent approved throughout Europe. The agreement required the Company to advance to the inventors through Lident a fully refundable deposit of €100,000 subject to the Company’s due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, would be assigned to the Company for additional consideration to the inventors of € 100,000 ($118,840 as of June 30, 2006) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit would be repaid in full by Lident. The consideration the Company had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident would not have profited from the exercise of the option. Furthermore, at a meeting of the Company’s Board of Directors on July 13, 2005, the Board accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to the Company in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property. Consequently, when the Company exercises the option, all future payments, other than the reimbursement of costs would be paid directly to the original inventors and not to Lident.

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent is being amortized over five (5) years and the Company has recorded $13,867 of accumulated amortization for this patent as of June 30, 2006.

8.	LINE OF CREDIT

On October 8, 2004, the Company obtained a new line of credit facility with a new Belgian bank for € 1,050,000 (US $1,334,865 at June 30, 2006) Line of Credit Facility (the "Facility") with a Belgian bank , consisting of a €800,000 (US $1,017,040) credit line based on the eligible accounts receivable and a €250,000 (US $317,825) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of May 3, 2005, the Company and the bank agreed to increase the general line of credit to €500,000 ($635,650) and decrease the credit line based on the eligible accounts receivable to €550,000 ($699,215). Interest on each advance under this line is charged at the bank’s published rate, which was 7.3% at June 30, 2006. All other terms and conditions remained unchanged. There was €550,000 ($699,215) in advances outstanding for this line of credit as of June 30, 2006 and €500,000 ($635,650) advances outstanding as of March 31, 2006.

9.	DUE TO RELATED PARTIES

	June 30, 2006	March 31, 2006
Demand loan from a former officer and
a major stockholder	$ 58,958	$ 58,958

Borrowings from employees and entities controlled by officers of the Company are due upon demand and bear no interest.

10.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2006	March 31, 2006
Accrued employee benefit taxes	$ 226,818	$ 227,369
Royalties	50,000	100,000
Commissions	22,686	80,366
Accrued audit and tax preparation fees	33,478	23,500
Reserve for warranty costs	19,070	18,156
Accrued interest	11,628	15,584
Accrued consulting fees	4,068	9,021
Other accrued expenses	231,883	127,046
	$ 599,631	$ 601,042

11.	NOTES PAYABLE

	June 30, 2006	March 31, 2006
Convertible Debentures:
Maturity Dates: September 1, 2001 thru February 8, 2002
Interest rate: 10% per annum
Debentures are unsecured
Convertible at 30% of the average trading price (average of bid and ask) for the 30 days immediately prior to the maturity date
Unpaid principal balance	$ 20,000	$ 20,000

Union Bank Debt:
Maturity Dates: April 26, 2005
Interest rate: 7.5% per annum
Security: All of the assets of the company
Unpaid principal balance	$11,282	$ 11,282

Total notes payable	$ 31,282	$ 31,282

12.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,245 of which €57,697 ($73,351) was outstanding at June 30, 2006. The leases require monthly payments of principal and interest at 4.20% of €1,258 ($1,599 at March 31, 2006) and provide for buyouts at the conclusion of the five year term of €2,820 ($3,585) or 4.0% of original value. Principal payable within 12 months of June 30, 2006 totals $12,641. The book value as of March 31, 2006 and June 30, 2006 of the equipment subject to the foregoing leases’ are $73,411 and $69,262, respectively.

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

A summary of the option activity for the three months ended June 30, 2006 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding , March 31, 2006	222,500	$ 1.30	475,000	$ 3.76
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or expired	-	-	-	4.00
Options outstanding June 30, 2006	222,500	$ 1.30	475,000	$ 3.76
Options exercisable June 30, 2006	222,500	$ 1.30	141,667	$ 3.34
Exercise price range	$1.00 to $4.00		$2.46 to $4.00
Weighted average remaining life (in years)	5.8	years	5.1	years
Shares available for future issuance	27,500		325,000

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	697,500	$2.97	352,500
Equity Compensation Plans not approved by security holders	467,288	$2.18	NA
	831,455	$2.15	685,833

14.	STOCK BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the three months ended June 30, 2006, the Company recognized $113,709 in compensation expense in the consolidated statement of operations.

For purposes of proforma disclosures prior to January 1, 2006, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s unaudited proforma information follows:

June 30, 2005
Net income (loss):
As reported	$ (1,012,338)
Pro forma	$ (1,012,338)
Earnings per share:
Basic and fully diluted
As reported	$ (0.32)
Pro forma	$ (0.32)

15.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent N.V. The other subsidiaries of the Company have been dormant since inception. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

Sales to customers outside of the United States were 96.6% and 98.9% of total sales for the three month periods ended June 30, 2006 and 2005, respectively. The sales were made mostly to customers in countries that are members of the European Union (“EU”).

	June 30, 2006	June 30, 2005
U.S. sales	$ 42,986	$ 15,406
Foreign sales	1,216,653	1,362,902
	$ 1,259,639	$ 1,378,308

16.	COMMITMENTS AND CONTINGENCIES

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €6,560 per month ($8,340 per month at June 30, 2006). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled € 3,245 ($4,207) for calendar year 2005. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the (Euro) at June 30, 2006 is $431,760. Rent expense for the foregoing lease for the three months ended June 30, 2006 and 2005 was $24,353 and $25,024 respectively.

From November 2, 2005 to July 2006, the Company leased an office space in Los Angeles, California on a month to month base. The monthly rent was $4,675.00.

Equipment Lease

In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,194). The aggregate rent to be paid over the remaining lease term is $21,720.

Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at June 30, 2006.

June 30, 2007	$109,879
June 30, 2008	$106,648
June 30, 2009	$96,916
June 30, 2010	$96,916
June 30, 2011	$72,687

17.	SUBSEQUENT EVENTS

On July 19, 2006, the Company and Mr. Hoffman entered into an Employment Severance Agreement (the “Agreement”) pursuant to which an employment agreement between the Company and Mr. Hoffman dated October 12, 2005 (the “Employment Agreement”) was mutually terminated. As of July 19, 2006, Mr. Hoffman is no longer the Company’s Vice President of Worldwide Sales and Operations. Under the Agreement, the Company agreed to make a one-time severance payment to Mr. Hoffman in an amount equal to Mr. Hoffman’s base salary currently in effect as of July 19, 2006 through August 31, 2006. In addition, the Company agreed to allow 110,666 of Mr. Hoffman’s options to vest at August 31,

2006. The balance of Mr. Hoffman’s options lapsed upon his termination. In conjunction with the terms of the Agreement, Mr. Hoffman has agreed to (a) a general release of liability and (b) a non-solicitation clause for a term of eighteen (18) months commencing on August 31, 2006. As a result of the foregoing the Company will recognize severance costs of $31,731 and compensation related to the vesting of the options of $36,329 as of July 19, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three months ended June 30, 2006 and 2005. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on July 14, 2006 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 and in the Company’s other filings with the Securities and Exchange Commission.

Overview

We are a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail “Over-The-Counter” tooth whitening products which are distributed in Europe, and recently in Asia and the United States. We manufacture many of our products in its facility in Deurle, Belgium as well as outsourced manufacturing in China.

In August 2005, we introduced MetaTray®, our next generation of products targeted for the professional dentist market. In addition, earlier this year a variation of our MetaTray® product named iWhite® was introduced to our global retail distribution network.

We distribute our products using both its own internal sales force and through the use of third party distributors. As a result of this approach, in just four years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East. In addition, pursuant to distribution agreements we have granted certain distributors exclusive rights to distribute our products in the following territories: Cyprus, Morocco, Tunisia, Algeria, South Africa, Italy, Vatican City, Republic of San Marino, China, Korea, Vietnam, Mongolia, and Thailand.

Background and Corporate History

We were originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc. In October 1998, we were acquired by Resort World Enterprises, Inc., a Nevada corporation (“RWE”) in a share exchange and RWE immediately changed its name to Remedent USA, Inc. The share exchange was a “reverse acquisition” and was accounted for as if we acquired RWE. On June 3, 2005, we changed our name to Remedent, Inc.

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

For the fiscal years ending March 31, 2003 through 2006, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V. From 2002 to 2005, we held a minority interest in Remedent N.V. Although we owned only 22% of Remedent N.V. until 2005, because the controlling stockholders of Remedent N.V. consist of our executive officers or companies owned by our executive officers, we have always had effective “control” over Remedent N.V., as defined by APB 51 “Consolidated Financial Statements.” On June 3, 2005, we consummated the acquisition of the remaining 78% of our subsidiary, Remedent N.V., and issued 7,715,703 shares of our restricted common stock in exchange for all of the issued and outstanding shares of Remedent N.V. owned or controlled by our executive officers. As a result of this acquisition, Remedent N.V. became our wholly-owned subsidiary.

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

Our Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, inventory valuation, research and development costs, stock-based compensation, impairment of long-lived assets and conversion of foreign currencies. These accounting policies are discussed in “ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, as well as in the notes to the March 31, 2006 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at March 31, 2006.

Results of Operations

Results of Operations for the three months ended June 30, 2006 compared with the three months ended June 30, 2005.

The following table presents our consolidated statements of income (loss), as a percentage of sales, for the periods indicated.

	For the three months ended
	June 30,
	2006	2005
NET SALES	100.00%	100.00%
COST OF SALES	57.55%	45.76%
GROSS PROFIT	42.45%	54.24%
OPERATING EXPENSES
Research and development	9.67%	3.76%
Sales and marketing	29.84%	7.90%
General and administrative	64.63%	56.74%
Non cash restructuring expense	0.00%	55.44%
Depreciation and amortization	3.18%	0.95%
TOTAL OPERATING EXPENSES	107.32%	124.80%
INCOME (LOSS) FROM OPERATIONS	(64.87)%	(70.56)%
Other income (expense)	0.06%	(4.65)%
INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	(64.81)%	(75.20)%
Minority interest	0.00%	0.00%
Income tax benefit (expense)	0.00%	1.75%
NET INCOME (LOSS)	(64.81)%	(73.45)%

Net Sales

We experienced a sales decrease for the three months ended June 30, 2006 of $82,669, or 6.0%, to $1,295,639 as compared to $1,378,308 for the three months ended June 30, 2005. We believe that the decrease in net sales for the three months ended June 30, 2006 is attributable for the most part to the delayed launch of our iWhite product in some countries. This delay was caused by regulatory issues which were raised by some local authorities. As a direct result orders in access of $1,700,000 were postponed. Subsequent to June 30, 2006, the regulatory issues have been resolved and the postponed orders were shipped during the month of July 2006. Another factor which influenced the result was the reduction of our RemeCure selling price, which was decreased by 28% in order to maintain a competitive position in the market.

Cost of Sales

Our cost of sales increased for the three months ended June 30, 2006 by $114,977, or 18.2%, to $745,662 as compared to $630,685 for the three months ended June 30, 2005. The increase in percentage of cost of sales occurred primarily as a result of a higher percentage of net sales being comprised of our lower margin products. We anticipate that we will achieve reduction in our cost of sales, as a percentage of net sales, when we ship our, higher margin, iWhite products.

Gross Profit

Our gross profit decreased by $197,646, or 26.4%, to $549,977 for the three months period ended June 30, 2006 as compared to $747,623 for the three month period ended June 30, 2005 resulting in a decrease in gross profit as a percentage of sales of 11.8% from 54.2% to 42.4%. The decrease in gross profit is the result of the decrease in sales and the increase in cost of sales discussed above as well the effect of the reduced margins on the Remecure products resulting from the 28% reduction in the average selling price of the Remecure products.

Operating Expenses

Research and Development. Our research and development expenses increased $73,468 to $125,282 for the three months ended June 30, 2006 as compared to $51,814 for the three months ended June 30, 2005, an increase of 141.8%. The principal reason for this increase is the agreement for consultancy services in the development of our Meta Tray and iWhite products that was agreed with an individual as of January 1, 2006, consisting in a monthly fee of $25,000, resulting in a total of $ 75,000 for the three month ended June 30, 2006.

Sales and marketing costs. Our sales and marketing costs increased $277,689, or 255.0%, to $386,575 for the three months ended June 30, 2006 as compared to $108, 886 for the three months ended June 30, 2005. The principal reason for this increase is the launch of our new sales office located in Los Angeles, California which resulted in additional sales and marketing costs of $194,232 for the three month period. Also contributing to the increase in sales and marketing costs was our increased presence at trade shows as part of the introduction of our new iWhite and MetaTray products.

General and administrative costs. Our general and administrative costs for the three months ended June 30, 2006 and 2005 were $837,350 and $782,096, respectively, representing an increase of $55,254 or 7.1%. The increase in general and administrative costs for the three months ended June 30, 2006 as compared to the prior year includes general and administrative costs related to our new office in Los Angeles, California totaling $67,604 and $32,051 in general administrative costs associated with our new office in Singapore. We believe that we have taken necessary steps to improve the cost effectiveness of these 2 new offices. In addition, we increased the number of personnel in our Belgium headquarters from 20 employees as of June 30, 2005 to 29 employees as of June 30, 2006, resulting in an increase in salary and related costs for the three months ended June 30, 2006.

Restructuring expense. For the three months ended June 30, 2005, we recognized a non-cash restructuring expense of $764,151 in connection with our corporate restructuring effective as of June 3, 2005. As compensation for financial advisory services rendered by MDB Capital Group, LLC (“MDB”) for the restructuring, we issued MDB or its designee, 247,298 shares of the Company’s common stock and

247,298 five year common stock purchase warrants. The market value of our common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.52, a risk free interest rate of 6.0% and an expected life for the warrants of five years, is $1.49 per warrant, for a total of $368,474 for the warrants.

Depreciation and Amortization. Our depreciation and amortization expense increased from $13,143 to $41,262 for the three months ended June 30, 2005 compared to the three months ended June 30, 2006, an increase of 214%. This increase was a result of an exercise of option in December 2005, pursuant to which the Company agreed to pay a certain patent holder €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent is being amortized over five (5) years and the Company has recorded $13,867 of accumulated amortization for this patent as of June 30, 2006.

Net interest expense. Our net interest expense decreased by $78,777 to $24,015 from $102,792 during the three months ended June 30, 2006 compared to the three months ended June 30, 2006, a decrease of 76.6%. For the three months ended June 20, 2005, we converted a $100,000 promissory note into shares of our common stock, resulting in a non cash interest expense of $100,000.

Liquidity and Capital Resources

We believe we have sufficient cash to continue operations for the next twelve months. However, we anticipate that we will require additional financing to expand our product line and customer base, and establish operations in markets other than Europe. We intend to obtain the additional capital required for expansion by obtaining debt or through the sale of our equity securities.

Cash and cash equivalent. Our balance sheet at June 30, 2006 reflects cash and cash equivalents of $128,337 as compared to $332,145 as of March 31, 2006, a decrease of $203,808. During the three months ended June 30, 2006, we recognized an increase in cash and cash equivalents of $11,002 from the effect of exchange rates between the Euro and the Singapore Dollar to the US Dollar.

Operations. Net cash provided (used by) operations decreased by $278,434 resulting in net cash being used by operations of $ 148,476 for the three months ended June 30, 2006 as compared to net cash provided from operations of $129,957 for the three months ended June 30, 2005. The decrease in net cash provided from operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is primarily attributable to the net loss.

Investing activities. Net cash used in investing activities totaled $69,642 for the three months ended June 30, 2006 as compared to net cash provided in investing activities of $237,943 for the three months ended June 30, 2005. The decrease in net cash used in investing activities for the three months ended June 30, 2006 is attributable to a decrease in the rate of our expansion of our in house manufacturing capability and investments in office equipment as staffing levels in all three locations, Belgium, Los Angeles, Ca. and Singapore stabilized or, in the case of our Los Angeles location, decreased.

Financing activities. Net cash provided by financing activities totaled $63,468 for the three months ended June 30, 2006 as compared to net cash provided in financing activities of $120,047 for the three months ended June 30, 2005. The increase in net cash provided from financing activities in the three months period ended June 30, 2005 is primarily attributable to the cash proceeds received by the Company from an installment note.

Principal Commitments

Office and warehouse. We lease a 26,915 sq. ft. office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a three year lease commencing December 20, 2001 at a base rent of €6,560 per month ($7,795 per month at June 30, 2006). In addition, we are responsible for the payment of annual real estate taxes for the property which totaled €3,245 ($3,856) for calendar year 2005. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the (Euro) at June 30, 2006 is $431,760. Rent expense for the foregoing lease for the three months ended June 30, 2006 and 2005 was $24,353 and $25,024 respectively.

Equipment Lease. In November 2004, we leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,194). The aggregate rent to be paid over the lease term is $21,720.

Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at June 30, 2006.

June 30, 2007	$109,879
June 30, 2008	$106,648
June 30, 2009	$96,916
June 30, 2010	$96,916
June 30, 2011	$72,687

Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

None

Item 3. Defaults In Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.29	Employment Severance Agreement

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: August 21, 2006	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

Dated: August 21, 2006	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

