Form 10QSB/A
period 2006-06-30
REMEDENT, INC.
filed 2006-09-07
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Explanatory Note

Remedent, Inc. is filing this Amendment No. 1 to Form 10-QSB/A (“Form 10-QSB/A”) to reflect corrections to the previously filed Form 10-QSB for the quarterly period ended June 30, 2006, that were originally filed with the Securities and Exchange Commission on August 21, 2006 (the “Original Filing”). This Form 10-QSB/A is being filed to correct the typographical errors found in the following sections of the Original Filing: Item 2, Condensed Consolidated Balance Sheet at June 30, 2006 and notes to the financial statements.

We are only amending those parts of our Form 10-QSB that have been changed. We have not modified or updated disclosures presented in the Original Filing. Accordingly, this Form 10-QSB/A does not reflect events occurring after the filing of our Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this Form 10-QSB/A is unchanged and reflects disclosure made at the time of the Original Filing. This Form 10-QSB/A should be read in conjunction with the Original Filing.

REMEDENT, INC.

TABLE OF CONTENTS

FORM 10-QSB REPORT

June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,2006	March 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 128,337	$ 332,145
Cash, restricted	79,065	70,762
Accounts receivable, net of allowance for doubtful accounts of $71,507 at June 30, 2006 and $74,133 at March 31, 2006	1,301,913	2,370,846
Inventories, net	1,367,663	1,470,553
Prepaid expense	404,515	335,111
Total current assets	3,281,493	4,579,417
PROPERTY AND EQUIPMENT, NET	368,825	317,361
OTHER ASSETS
Patents, net	158,598	166,166
TOTAL ASSETS	$ 3,808,916	$ 5,062,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$ 12,641	$ 12,641
Line of Credit	699,215	605,200
Notes payable	31,282	31,282
Accounts payable	1,104,125	1,632,449
Accrued liabilities	599,631	601,042
Due to related parties	58,958	58,958
Income taxes payable	-	103,001
Total current liabilities	2,505,852	3,044,573
LONG TERM DEBT	60,710	60,998
STOCKHOLDERS’ EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock, $0.001 par value; (50,000,000 shares authorized, 12,964,112 shares issued and outstanding at June 30, 2006 and 12,764,112 shares issued and outstanding at March 31, 2006 )	12,964	12,764
Additional paid-in capital	11,737,943	11,624,234
Accumulated deficit	(10,491,281)	(9,651,551)
Common stock subscribed, not issued	-	200
Accumulated other comprehensive income (loss)		-
(foreign currency translation adjustment)	(17,272)	(28,274)
Total stockholders’ equity	1,242,354	1,957,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,808,916	$ 5,062,944

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

On October 8, 2004, the Company obtained a new line of credit facility with a new Belgian bank for € 1,050,000 (US $1,334,865 at June 30, 2006) Line of Credit Facility (the "Facility") with a Belgian bank , consisting of a €800,000 (US $1,017,040) credit line based on the eligible accounts receivable and a €250,000 (US $317,825) general line of credit. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of May 3, 2005, the Company and the bank agreed to increase the general line of credit to €500,000 ($635,650) and decrease the credit line based on the eligible accounts receivable to €550,000 ($699,215). Interest on each advance under this line is charged at the bank’s published rate, which was 7.3% at June 30, 2006. All other terms and conditions remained unchanged. There was €550,000 ($699,215) in advances outstanding for this line of credit as of June 30, 2006 and €500,000 ($605,200) advances outstanding as of March 31, 2006.

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

A summary of the option activity for the three months ended June 30, 2006 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding , March 31, 2006	222,500	$ 1.30	475,000	$ 3.76
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or expired	-	-	-	4.00
Options outstanding June 30, 2006	222,500	$ 1.30	475,000	$ 3.76
Options exercisable June 30, 2006	222,500	$ 1.30	141,667	$ 3.34
Exercise price range	$1.00 to $4.00		$2.46 to $4.00
Weighted average remaining life (in years)	5.8	years	5.1	years
Shares available for future issuance	27,500		325,000

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	697,500	$2.97	352,500
Equity Compensation Plans not approved by security holders	467,288	$2.18	NA
	1,164,788	$2.15	352,500

14.	STOCK BASED COMPENSATION

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

	June 30, 2006	June 30, 2005
U.S. sales	$ 42,986	$ 15,406
Foreign sales	1,252,653	1,362,902
	$ 1,295,639	$ 1,378,308

16.	COMMITMENTS AND CONTINGENCIES

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

Net interest expense. Our net interest expense decreased by $78,777 to $24,015 from $102,792 during the three months ended June 30, 2005 compared to the three months ended June 30, 2006, a decrease of 76.6%. For the three months ended June 20, 2005, we converted a $100,000 promissory note into shares of our common stock, resulting in a non cash interest expense of $100,000.

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

REMEDENT, INC.

Dated: September 5, 2006	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

Dated: September 5, 2006	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

