Form 10QSB
period 2006-09-30
REMEDENT, INC.
filed 2006-11-20
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

or

| | TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

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

Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of November 14, 2006: 12,996,245

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Documents incorporated by reference: None.

REMEDENT, INC.

TABLE OF CONTENTS

FORM 10-QSB REPORT

September 30, 2006

PART I - FINANCIAL INFORMATION	Page
Item 1. Interim Consolidated Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2006 (Unaudited) and March 31, 2006	1
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended September 30, 2006 and September 30, 2005 (Unaudited)	2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six Months Ended September 30, 2006 and September 30, 2005 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2006 and September 30, 2005 (Unaudited)	4
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	17

Item 3. Controls and Procedures	24

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults upon Senior Securities	25
Item 4. Submission of Matters to Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	25
Signatures	26

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,2006	March 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,761	$ 332,145
Cash, restricted	81,047	70,762
Accounts receivable, net of allowance for doubtful accounts of $71,304 at September 30, 2006 and $74,133 at March 31, 2006	2,623,992	2,370,846
Inventories, net	1,385,598	1,470,553
Prepaid expense	356,191	335,111
Total current assets	4,598,589	4,579,417
PROPERTY AND EQUIPMENT, NET	387,106	317,361
OTHER ASSETS
Patents, net	151,030	166,166
TOTAL ASSETS	$ 5,136,725	$ 5,062,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$ 12,641	$ 12,641
Line of Credit	1,648,010	605,200
Notes payable	11,282	31,282
Accounts payable	1,529,022	1,632,449
Accrued liabilities	539,665	601,042
Due to related parties	50,536	58,958
Income taxes payable	-	103,001
Total current liabilities	3,791,156	3,044,573
LONG TERM DEBT	53,013	60,998
STOCKHOLDERS’ EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock, $0.001 par value; (50,000,000 shares authorized, 12,996,245 shares issued and outstanding at September 30, 2006 and 12,764,112 shares issued and outstanding at March 31, 2006 )	12,996	12,764
Additional paid-in capital	11,871,556	11,624,234
Accumulated deficit	(10,589,137)	(9,651,551)
Common stock subscribed, not issued	-	200
(foreign currency translation adjustment)	(2,859)	(28,274)
Total stockholders’ equity	1,292,556	1,957,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 5,136,725	$ 5,062,944

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$ 2,415,114	$ 1,434,126	$ 3,710,753	$ 2,812,434
Cost of sales	1,210,012	588,513	1,955,674	1,219,198
Gross profit	1,205,102	845,613	1,755,079	1,593,236
Operating Expenses
Research and development	115,218	59,235	240,500	111,049
Sales and marketing	236,839	124,940	623,414	233,826
General and administrative	833,762	977,382	1,671,112	1,759,478
Non cash restructuring expense	-	-	-	764,151
Depreciation and amortization	46,432	24,706	87,694	37,849
TOTAL OPERATING EXPENSES	1,232,251	1,186,263	2,622,720	2,906,353
INCOME (LOSS) FROM OPERATIONS	(27,149)	(340,650)	(867,641)	(1,313,117)
OTHER INCOME (EXPENSES)
Interest expense	(73,454)	(4117)	(97,469)	(106,909)
Other income	2,746	1,288	27,523	40,000
TOTAL OTHER INCOME (EXPENSES)	(70,708)	(2,829)	(69,946)	(66,909)
LOSS BEFORE INCOME TAXES	(97,857)	(343,479)	(937,587)	(1,380,026)
Income tax expense (benefit)	-	(92,637)	-	(116,796)
NET INCOME (LOSS)	$ (97,857)	$ (250,842)	$ (937,587)	$(1,263,230)
LOSS PER SHARE
Basic and fully diluted	$ (0.01)	$ (0.02)	$ (0.07)	$ (0.12)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	12,996,245	10,266,413	12,947,479	10,266,413

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended September 30,		For the six months ended September 30,
	2006	2005	2006	2005
Net Income (Loss)	$ (97,857)	$ (250,842)	$ (937,587)	$ (1,263,230)

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	14,413	10,538	25,415	(97,933)

Comprehensive income (loss)	$ (83,444)	$ (240,304)	$ (912,712)	$ (1,361,163)

See notes to the financial statements

REMEDENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (937,587)	$ (1,263,230)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation and amortization	87,694	37,021
Allowance for doubtful accounts	(6,172)	(4,096)
Common Stock issued to MDB Capital for non cash interest on conversion of $100,000 note payable	-	100,000
Common Stock issued to MDB Capital for consulting fees	-	395,677
Warrants issued to MDB Capital for consulting fees	-	368,474
Stock issued upon conversion of convertible debentures	25,706	-
Value of issued stock options to employees	189,515	-
Changes in operating assets and liabilities:
Accounts receivable	(131,043)	353,765
Due from related party	-	11,449
Inventories	150,516	(262,290)
Prepaid expenses	(7,399)	(119,456)
Accounts payable	(171,178)	(113,354)
Accrued liabilities	(69,527)	(8,400)
Deferred revenue	-	121
Income taxes payable	(105,048)	(116,584)
Net cash used by operating activities	(974,522)	(620,903)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(10,285)	-
Purchases of equipment	(111,322)	(279,579)
Net cash used by investing activities	(121,607)	(279,579)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	-	3,202,923
Proceeds from capital lease note payable	(3,185)	88,897
Principal payments on capital lease note payable	(7,985)	(4,164)
Note payments-related parties	(8,422)	-
Note payments-unrelated parties	-	(158,497)
Proceeds from line of credit	987,560	-
Net cash provided (used) by financing activities	967,968	3,129,159
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,161)	2,228,677
Effect of exchange rate changes
on cash and cash equivalents	(52,224)	7,157
CASH AND CASH EQUIVALENTS, BEGINNING	332,145	40,442
CASH AND CASH EQUIVALENTS, ENDING	$ 151,761	$ 2,276,276
Supplemental Information:
Interest paid	$ 48,572	$ 4,921
Income taxes paid	$ -	$ -

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

On July 31, 2006, the Company issued 32,133 shares of its common stock in exchange for $20,000 in convertible debentures and accrued interest of $12,133. The difference between the conversion price of $1.00 per share and the market value of the common stock exchanged valued at $1.80 per share totaled $25,706 and was charged to interest expense.

REMEDENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc. and Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore (collectively, the “Company”). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium and, as of October 2005, offices in Los Angeles, California. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. Remedent Asia Pte. Ltd., commenced operations as of July 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc. and Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore (collectively, the "Company"). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium and, as of October 2005, offices in Los Angeles, California. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. Remedent Asia Pte. Ltd., commenced operations as of July 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-KSB for the year ended March 31, 2006, and particularly to Note 1, which includes a summary of significant accounting policies.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of September 30, 2006, management believes there was no impairment of the Company’s long-lived assets.

Cash-Restricted

The Company has deposited $81,047 in cash in an escrow with Wells Fargo Bank as security for the Company’s credit card merchant processing associated with anticipated direct sales activities in the U.S.

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

Warranties

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty programs. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, labor for periods up to 18 months. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Based upon the foregoing, we have recorded as of September 30, 2006 a provision for potential future warranty costs of $19,016.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

3.	CONCENTRATION OF RISK

Financial Instruments - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentration of credit risk-Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At September 30, 2006, one customer accounted for 67.6% of the Company’s trade accounts receivable. At September 30, 2005, two customers accounted for 31% and 12%, respectively, of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Revenues - For the six months ended September 30, 2006 the Company had two customers that accounted for 49% and 10%, respectively of total revenues. For the six months ended September 30, 2005, two customers accounted for 12% and 11% of revenues.

Purchases –The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. The Company currently relies on one factory to manufacture certain components of its MetaTray and iWhite products which represented 24.9% of the Company’s purchases for the six months ended September 30, 2006.

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of September 30, 2006 and March 31, 2006 is as follows:

	September 30, 2006	March 31, 2006
Accounts receivable, gross	$ 2,695,296	$ 2,444,979
Less: allowance for doubtful accounts	(71,304)	(74,133)
Accounts receivable, net	$ 2,623,992	$ 2,370,846

5.	INVENTORIES

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	September 30, 2006	March 31, 2006
Raw materials	$ 32,159	$ 30,538
Components	1,024,189	1,102,231
Finished goods	341,927	349,888
	1,398,275	1,482,657
Less: reserve for obsolescence	(12,677)	(12,104)
Net inventory	$ 1,385,598	$ 1,470,553

6.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2006	March 31, 2006
Furniture & Fixtures	$ 134,688	$ 94,368
Machinery & Equipment	255,564	167,764
Tooling	188,450	175,950
	578,702	438,082
Less: Accumulated Depreciation	(191,596)	(120,721)
Property & equipment, net	$ 387,106	$ 317,361

7.	LICENSED PATENTS

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and the Company has recorded $13,000 of accumulated amortization for this patent as of September 30, 2006. The Company accrues this royalty when it becomes payable to the inventor therefore no provision has been made for this obligation as of September 30, 2006.

In September 2004, the Company entered into an agreement with Lident N.V. (“Lident”), a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license an international patent (excluding the US) and worldwide manufacturing and distribution rights for a potential new product which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with the Company. The patent is an Italian patent which relates to a single use universal applicator for dental pastes, salves, creams, powders, liquids and other substances where manual application could be relevant. The Company has filed to have the patent approved throughout Europe. The agreement required the Company to advance to the inventors through Lident a fully refundable deposit of €100,000 subject to the Company’s due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, would be assigned to the Company for additional consideration to the inventors of € 100,000 ($118,840 as of September 30, 2006) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit would be repaid in full by Lident. The consideration the Company had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident would not have profited from the exercise of the option. Furthermore, at a meeting of the Company’s Board of Directors on July 13, 2005, the Board accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to the Company in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property. Consequently, when the Company exercises the option, all future payments, other than the reimbursement of costs would be paid directly to the original inventors and not to Lident.

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent is being amortized over five (5) years and the Company has recorded $19,810 of accumulated amortization for this patent as of September 30, 2006.

8.	LINE OF CREDIT

On October 8, 2004, the Company obtained a new secured line of credit facility with a new Belgian bank for € 1,050,000 (US $1,331,085 at September 30, 2006) Line of Credit Facility (the "Facility") with a Belgian bank , consisting of a €800,000 (US $1,014,160) credit line based on the eligible accounts receivable and a €250,000 (US $316,925) general line of credit. The Facility is secured by a first lien on all assets of the Company. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. These advances are discounted at a rate of 2.125%. As of May 3, 2005, the Company and the bank agreed to increase the general line of credit to €500,000 ($633,850) and decrease the credit line based on the eligible accounts receivable to €550,000 ($697,235). As of September 1, 2006, the Company and the bank agreed to increase the credit line based on the eligible accounts receivable to €1,550,000 ($1,964,935). Pursuant to a letter of credit, the Company agreed to pledge its business as collateral for this line of credit. Interest on each advance under this line is charged at the bank’s published rate, which was 7.9% at September 30, 2006. All other terms and conditions remained unchanged. There was €500,000 ($633,850) outstanding under the general line if credit and €800,000 ($1,014,160) outstanding based on the eligible accounts receivable, for a total outstanding balance of €1,300,000 ($1,648,410) for this line of credit as of September 30, 2006 and €500,000 ($605,200) advances under the general line of credit outstanding as of March 31, 2006.

9.	DUE TO RELATED PARTIES

	September 30, 2006	March 31, 2006
Demand loan from a former officer and
a major stockholder	$ 50,536	$ 58,958

Borrowings from employees and entities controlled by officers of the Company are due upon demand and bear no interest.

10.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2006	March 31, 2006
Accrued employee benefit taxes	$ 254,288	$ 227,369
Royalties	50,000	100,000
Commissions	4,025	80,366
Accrued audit and tax preparation fees	31,449	23,500
Reserve for warranty costs	19,016	18,156
Accrued interest	5,564	15,584
Accrued consulting fees	38,384	9,021
Customer deposits	75,053	9,111
Other accrued expenses	61,887	117,935
$ 539,666	$ 601,042

11.	NOTES PAYABLE

	September 30, 2006	March 31, 2006
Convertible Debentures:
Maturity Dates: September 1, 2001 thru February 8, 2002
Interest rate: 10% per annum
Debentures are unsecured
Convertible at 30% of the average trading price (average of bid and ask) for the 30 days immediately prior to the maturity date (1)
Unpaid principal balance	$ -0-	$ 20,000

Union Bank Debt:
Maturity Dates: April 26, 2005
Interest rate: 7.5% per annum
Security: All of the assets of the company
Unpaid principal balance	11,282	$ 11,282

Total notes payable	$ 11,282	$ 31,282

(1) The remaining outstanding debentures of $20,000 plus $12,133 in accrued interest were converted to 32,133 shares of common stock as of July 2006. The Company valued the common stock at the market price of $1.80 per share on the date of conversion and charged interest expense for $25,706 for the difference between the amount of the debt converted and the market value of the common stock issued upon conversion.

12.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,245 ($85,231) of which €54,521 ($65,654) was outstanding at September 30, 2006. The leases require monthly payments of principal and interest at 4.20% of €1,258 ($1,595 at September 30, 2006) and provide for buyouts at the conclusion of the five year term of €2,820 ($3,575) or 4.0% of original value. Principal payable within 12 months of September 30, 2006 totals $12,641. The book value as of March 31, 2006 and September 30, 2006 of the equipment subject to the foregoing leases’ are $73,411 and $64,999, respectively.

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

A summary of the option activity for the six months ended September 30, 2006 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding, March 31, 2006	222,500	$1.30	475,000	$ 3.76
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled or expired	-	-	(289,334)	-
Options outstanding September 30, 2006	222,500	$ 1.30	185,666	$ 3.38
Options exercisable September 30, 2006	222,500	$ 1.30	185,666	$ 3.38
Exercise price range	$1.00 to $4.00		$2.46 to $4.00
Weighted average remaining life (in years)	5.5	years	5.1
Shares available for future issuance	27,500		614,334

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	408,166	$2.24	641,834
Equity Compensation Plans not approved by security holders	467,288	$2.18	NA
	875,454	$2.21	641,834

14.	STOCK BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the six months ended September 30, 2006, the Company recognized $189,515 in compensation expense in the consolidated statement of operations.

For purposes of proforma disclosures prior to January 1, 2006, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company had no options vest during the six months ended September 30, 2005 therefore there is no pro forma adjustment to the Company’s net loss for that period.

15.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent N.V. The other subsidiaries of the Company have been dormant since inception. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

Sales to customers outside of the United States were 98% and 89% of total sales for the six months periods ended September 30, 2006 and 2005, respectively. The sales were made mostly to customers in countries that are members of the European Union (“EU”).

	September 30, 2006	September 30, 2005
U.S. sales	$ 56,651	$ 315,406
Foreign sales	3,654,102	2,497,028
	$ 3,710,753	$ 2,812,434

16.	COMMITMENTS AND CONTINGENCIES

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €6,560 per month ($8,316 per month at September 30, 2006). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled € 3,245 ($4,114 for calendar year 2005. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the (Euro) at September 30, 2006 is $430,538. Rent expense for the foregoing lease for the six months ended September 30, 2006 and 2005 was $51,452 and $53,397 respectively.

From November 2, 2005 to July 2006, the Company leased an office space in Los Angeles, California on a month to month base. The monthly rent was $4,675.00.

Equipment Lease

In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,274). The aggregate rent to be paid over the remaining lease term is $17,837.Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at September 30, 2006.

March 31, 2007	$ 57,540
March 31, 2008	$ 111,697
March 31, 2009	$ 101,504
March 31, 2010	$ 101,504
March 31, 2011	$ 76,128

17.	OTHER EVENTS

On July 19, 2006, the Company and Mr. Hoffman entered into an Employment Severance Agreement (the “Agreement”) pursuant to which an employment agreement between the Company and Mr. Hoffman dated October 12, 2005 (the “Employment Agreement”) was mutually terminated. As of July 19, 2006, Mr. Hoffman is no longer the Company’s Vice President of Worldwide Sales and Operations. Under the Agreement, the Company agreed to make a one-time severance payment to Mr. Hoffman in an amount equal to Mr. Hoffman’s base salary currently in effect as of July 19, 2006 through August 31, 2006. In addition, the Company agreed to allow 110,666 of Mr. Hoffman’s options to vest at August 31, 2006. The balance of Mr. Hoffman’s options lapsed upon his termination. In conjunction with the terms of the Agreement, Mr. Hoffman has agreed to (a) a general release of liability and (b) a non-solicitation clause for a term of eighteen (18) months commencing on August 31, 2006. As a result of the foregoing the Company recognized severance costs of $31,731 and compensation related to the vesting of the options of $36,329 as of July 19, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

The discussion contained herein is for the three and six months ended September 30, 2005 and 2006. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on July 14, 2006 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 and in the Company’s other filings with the Securities and Exchange Commission.

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

Our Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, inventory valuation, research and development costs, stock-based compensation, impairment of long-lived assets and conversion of foreign currencies. These accounting policies are discussed in “ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, as well as in the notes to the March 31, 2006 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at March 31, 2006.

Results of Operations

Results of Operations for the three and six months ended September 30, 2006 compared with the three and six months ended September 30, 2005.

The following table presents our consolidated statements of loss, as a percentage of sales, for the periods indicated.

	For the three months ended		For the six months ended
	September 30,		September 30,
	2006	2005	2006	2005
NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	50.10%	41.04%	52.70%	43.35%
GROSS PROFIT	49.90%	58.96%	47.30%	56.65%
OPERATING EXPENSES
Research and development	4.77%	4.13%	6.48%	3.95%
Sales and marketing	9.81%	8.71%	16.80%	8.31%
General and administrative	34.52%	68.15%	45.03%	62.56%
Non cash restructuring expense	0.00%	0.00%	0.00%	27.17%
Depreciation and amortization	1.92%	1.72%	2.36%	1.35%
TOTAL OPERATING EXPENSES	51.02%	82.72%	70.68%	103.34%
LOSS FROM OPERATIONS	(1.12)%	(23.75)%	(23.38)%	(46.69)%
Other income (expense)	(2.93)%	(0.20)%	(1.88)%	(2.38)%
LOSS BEFORE INCOME TAXES	(4.05)%	(23.95)%	(25.27)%	(49.07)%
Income tax benefit (expense)	0.00%	6.46%	0.00%	4.15%
NET INCOME (LOSS)	(4.05)%	(17.49)%	(25.27)%	(44.92)%

Net Sales.

Net sales increased for the three months ended September 30, 2006 by $980,988, or 68.4%, to $2,415,114 compared to $1,434,126 for the three months ended September 30, 2005. For the three months ended September 30, 2006, the increase in sales is a result of the continued expansion of countries launching the new iWhite™ products most notably Italy which accounted for $1,822,528 or 75.5% of sales for the three months ended September 30, 2006.

For the six months ended September 30, 2006, sales increased by $898,319 to $3,710,753 as compared to $2,812,434 for the six months ended September 30, 2005. The increase in net sales for the six months is primarily attributable to our successful launch of our iWhite products.

Cost of Sales

Cost of sales increased for the three months ended September 30, 2006 by $621,499, or 105.6% to $1,210,012 as compared to $588,513 for the three months ended September 30, 2005. The increase in cost of sales is attributable in part to the increase in sales as described above. Also contributing to the increase in cost of sales, cost of sales as a percentage of net sales increased 9.1% from 41.0% for the three months ended September 30, 2005 to 50.1% for the three months ended September 30, 2006. This increase in cost of sales is due primarily to additional third party costs incurred in manufacturing and fulfillment of large initial orders of our iWhite products. We anticipate that we will achieve reductions in these costs for future orders as we gain expertise on how the handling of larger orders in a more cost efficient manner.

For the six months ended September 30, 2006, cost of sales increased by $736,476 from $1,219,198 for the six months ended September 30, 2005 to $1,955,674 for the six months ended September 30, 2006. This increase is primarily the result of the increased sales volume for the period. Cost of sales as a percentage of net sales increased 9.3% from 43.4% for the six months ended September 30, 2005 to 52.7% for the six months ended September 30, 2005 primarily for the same reasons discussed above for the three month period.

Gross Profit

Gross profit increased by $359,489 to $1,205,102 for the three month period ended September 30, 2006 as compared to $845,613 for the three month period ended September 30, 2006. This increase was a result of the increase in sales. For the three month period ended September 30, 2006, our gross profit as a percentage of sales decreased 9.1% from 59.0% to 49.9% as compared to the three months ended September 2005. This decrease in percentage gross profit is the result of the increase in cost of sales discussed above.

For the six months ended September 30, 2006, gross profit increased by $161,843 to $1,755,079 as compared to $1,593,236 for the six months ended September 30, 2005. The increase for the six month period is primarily for the same reasons discussed above for the three month period mitigated by reduced margins on the Remecure products resulting from a 28% reduction in the average selling price of the Remecure products to stay competitive in the professional dentist market.

Operating Expenses

Research and Development.

Research and development expenses increased $55,983, or 94.5%, to $115,218 for the three months ended September 30, 2006 as compared to $59,235 for the three months ended September 30, 2005. The increase is a result of a consultant agreement for services for the development of our Meta Tray and iWhite products that was commenced January 1, 2006, consisting of a monthly fee of $ 25,000, resulting in an increase of $75,000 for the three month period.

For the six months ended September 30, 2006, research and development expenses increased $129,451 or 116.6%, to $240,500 as compared to $111,049 for the six months ended September 30, 2005. The increase is a result of the consultant agreement discussed above as well as other research and development costs associated with the launch of the Meta Tray and iWhite products.

Sales and marketing costs.

Sales and marketing costs increased $111,899, or 89.6%, to $236,839 for the three months ended September 30, 2006 as compared to $124,940 for the three months ended September 30, 2005. The increase is related to costs associated with our sales office located in Los Angeles, California which had not been in operation during the quarter ended September 2005. This office incurred additional sales and marketing costs of $130,752 for the three month period ended September 30, 2006. In addition, we increased our presence at trade shows as part of the introduction and support of our new iWhite and MetaTray products. We believe that these costs will contribute to support our world wide sales operations and to build international awareness of our brands.

For the six months ended September 30, 2006, sales and marketing costs increased $389,588, or 166.6%, to $623,414 as compared to $233,826 for the six months ended September 30, 2005. The increase, as discussed above, was the result of the establishment of a US sales office in Los Angeles, California and the related personnel for such office which resulted in $324,987 in costs for the six months ended September 30, 2006. On July 19, 2006, we entered into an Employment Severance Agreement (the “Agreement”) pursuant to which we mutually agreed to terminate the agreement between us and the Vice President of Worldwide Sales and Operations hired to head the Los Angeles office. Under the Agreement, we agreed to make a one-time severance payment in an amount equal to the individual’s base salary currently in effect as of July 19, 2006 through August 31, 2006. In addition we agreed to allow 110,666 of the options granted to this executive to vest at August 31, 2006. As a result of the foregoing we incurred severance costs of $31,731 and compensation related to the vesting of the options of $36,329 as of the date of termination. We have significantly reduced other personnel and sales related costs associated with our US sales operations, electing instead to focus on using third party distributors to distribute our products in the US market.

General and administrative costs.

General and administrative costs for the three months ended September 30, 2006 and 2005 were $833,762 and $977,382, respectively, representing a decrease of $143,620 or 14.7%. The decrease in general and administrative costs for the three months ended September 30, 2006 as compared to the prior year is the result of improving our cost controls of our business in general. In addition, for the three months ended September 30, 2005, we had incurred approximately $113,000 in costs associated with the private placement which took place during that period that did not reoccur during the three months ended September 30, 2006.

For the six months ended September 30, 2006, general and administrative costs decreased $88,366, or 5.0%, to $1,671,112 as compared to $1,759,478 for the six months ended September 30, 2005. The foregoing decrease is the result of three month decrease discussed above offset by the increases in costs incurred during the prior three months ended June 30, 2006 due to the establishment of new offices in Los Angeles, California and Singapore totaling $67,604 and $32,051 in general administrative costs, respectively, during that prior three month period. In July 2006, we significantly reduced both personnel and other fixed costs including rent associated with our Los Angeles office.

Restructuring expense.

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

Depreciation and amortization.

Our depreciation and amortization expense increased from $24,706 to $46,432 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, an increase of 87.9%. This increase was a result of amortization of a patent acquired as a result of an exercise of option in December 2005 recorded at €100,000 ($118,840). The patent is being amortized over five (5) years.

For the six months ended September 30, 2006, depreciation and amortization costs increased $49,845, or 131.7%, to $87,694 as compared to $37,849 for the six months ended September 30, 2005. The foregoing increase is the result of three month decrease discussed above as well as depreciation expense associated with additional equipment purchases related to our manufacturing activities of approximately $178,000 in the previous twelve months.

Net interest expense.

Net interest expense increased by $69,337 to $73,454 from $4,117 during the three months ended September 30, 2006 over the comparable three months ended September 30, 2005. The increase was a result of our utilization of our bank credit facility to finance the launch of our new retail products.

For the six months ended September 30, 2006, interest expense decreased $9,440 to $97,469 as compared to $106,909 for the six months ended September 30, 2005. Included in interest expense for the six months ended September 30, 2005 is $100,000 of non-cash interest equal to the value of the beneficial conversion feature on a $100,000 note payable that was converted to common stock on June 3, 2005 computed by taking the difference between the effective conversion price, $0.56 per share (based upon $100,000 in principal and $11,173 in accrued interest, divided by 197,839 shares, the amount of shares required to be issued) and the fair market value of our common stock as of the date of the note was issued ($1.60 per share as of March 23, 2004) times 197,839 shares issued in conversion of the note, not to exceed the original principal value of the convertible note. Not including the $100,000 non cash interest described in the preceding sentence, interest expense increased for the six months ended September 30, 2006 by $90,560 as a result of our utilization of our bank credit facility to finance the launch of our new retail products.

Liquidity and Capital Resources

We believe we have sufficient cash and available cash resources to meet our capital expenditures and continue our operations for the next twelve months. However, we anticipate that we may require additional financing to expand our product line and customer base, and establish operations in markets other than Europe. We intend to obtain the additional capital required for expansion by obtaining debt or through the sale of our equity securities.

Cash and cash equivalent. Our balance sheet at September 30, 2006 reflects cash and cash equivalents of $151,761 as compared to $332,145 as of March 31, 2006, a decrease of $180,384. During the six months ended September 30, 2006, we recognized an increase in cash and cash equivalents of $25,415 from the effect of exchange rates between the Euro and the Singapore Dollar to the US Dollar

Operations. Net cash used by operations increased by $353,619 resulting in net cash being used by operations of $974,522 for the six months ended September 30, 2006 as compared to net cash used by operations of $620,903 for the six months ended September 30, 2005. The increase in net cash used operations for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005 is attributable to the $318,675 increase in net loss before the non cash restructuring charges of $764,151.

Investing activities. Net cash used in investing activities totaled $121,607 for the six months ended September 30, 2006 as compared to net used in investing activities of $279,579 for the six months ended September 30, 2005. The decrease in net cash used in investing activities for the six months ended September 30, 2005 is attributable to a decrease in the rate of our expansion of our in house manufacturing capability and associated equipment cost and investments in office equipment as staffing levels stabilized and, in the case of our Los Angeles office, decreased, resulting in a decrease of $168,257 of equipment purchases the six months ended September 30, 2006 as compared to the six months ended September 30, 2005.

Financing activities. Net cash provided by financing activities totaled $967,968 for the six months ended September 30, 2006 as compared to net cash provided in financing activities of $3,129,159 for the six months ended September 30, 2005. Net cash provided from financing activities for the six months period ended September 30, 2006 is primarily attributable to the increase in utilization of our bank line of credit facilities which had an outstanding balance of $1,648,010 as of September 30, 2006 as compared to $605,200 and $0 as of March 31, 2006 and September 30, 2005 respectively. Net cash provided from financing activities for the six months period ended September 30, 2005 is primarily attributable to net proceeds from our private placement which totaled $3,202,923.

Principal Commitments

We lease a 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €6,560 per month ($8,316 per month at September 30, 2006). In addition, we are responsible for the payment of annual real estate taxes for the property which totaled € 3,245 ($4,114 for calendar year 2005). The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the (Euro) at September 30, 2006 is $430,538. Rent expense for the foregoing lease for the six months ended September 30, 2006 and 2005 was $51,452 and $53,397 respectively.

From November 2, 2005 to July 2006, we leased an office space in Los Angeles, California on a month to month base. The monthly rent was $4,675.00.

Equipment Lease

In November 2004, we leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,274). The aggregate rent to be paid over the remaining lease term is $17,837.

Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at September 30, 2006.

March 31, 2007	$ 57,540
March 31, 2008	$ 111,697
March 31, 2009	$ 101,504
March 31, 2010	$ 101,504
March 31, 2011	$ 76,128

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sale of Equity Securities.

In July 2006, we issued 32,133 shares of our common stock (the “Shares”) to a holder of our 10% Convertible Debenture in exchange for $20,000 in convertible debentures inclusive of accrued interest of $12,133. The conversion as based on a purchase price of $1.00 per share. The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults In Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.29	Employment Severance Agreement (1)

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act _____________________________________________

(1) Incorporated by reference to the Form 10-QSB filed with the SEC on August 21, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: November 20, 2006	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

Dated: November 20, 2006	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

