Form 10QSB
period 2006-12-31
REMEDENT, INC.
filed 2007-02-20
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-15975
REMEDENT, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	86-0837251

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

XAVIER DE COCKLAAN 42, 9831 DEURLE, BELGIUM	N/A

(Address of principal executive offices)	(Zip code)
011 32 9 321 70 80
(Issuer’s telephone number)
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☑
Number of shares of issuer’s common stock outstanding as of February 1, 2007: 12,996,245
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑
Documents incorporated by reference: None.

REMEDENT, INC.

FORM 10-QSB REPORT
December 31, 2006

Page
PART I — FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Condensed Consolidated Balance Sheet as of December 31, 2006 (Unaudited) and March 31, 2006	1

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended December 31, 2006 and December 31, 2005 (Unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended December 31, 2006 and December 31, 2005 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2006 and December 31, 2005 (Unaudited)	4

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	17

Item 3. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults upon Senior Securities	25

Item 4. Submission of Matters to Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements
REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$285,214	$332,145
Cash, restricted	—	70,762
Accounts receivable, net of allowance for doubtful accounts of $77,962 at December 31, 2006 and $74,133 at March 31, 2006	1,552,709	2,370,846
Inventories, net	1,211,724	1,470,553
Prepaid expense	728,631	335,111

Total current assets	3,778,278	4,579,417

PROPERTY AND EQUIPMENT, NET	608,805	317,361
OTHER ASSETS
Patents, net	143,462	166,166

TOTAL ASSETS	$4,530,545	$5,062,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$12,641	$12,641
Line of Credit	1,723,953	605,200
Notes payable	11,282	31,282
Accounts payable	1,383,604	1,632,449
Accrued liabilities	446,488	601,042
Due to related parties	50,536	58,958
Income taxes payable	—	103,001

Total current liabilities	3,628,504	3,044,573

LONG TERM DEBT	193,509	60,998
STOCKHOLDERS’ EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 12,996,245 shares issued and outstanding at December 31, 2006 and 12,764,112 shares issued and outstanding at March 31, 2006)	12,996	12,764
Additional paid-in capital	11,904,000	11,624,234
Accumulated deficit	(11,236,701)	(9,651,551)
Common stock subscribed, not issued	—	200
Accumulated other comprehensive income (loss)
(foreign currency translation adjustment)	28,237	(28,274)

Total stockholders’ equity	708,532	1,957,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,530,545	$5,062,944

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$1,159,408	$1,870,037	$4,870,161	$4,682,471
Cost of sales	672,050	1,010,660	2,627,724	2,229,858

Gross profit	487,358	859,377	2,242,437	2,452,613
Operating Expenses
Research and development	63,394	918,749	303,894	1,029,798
Sales and marketing	119,756	349,122	743,170	582,948
General and administrative	872,042	1,260,232	2,543,154	3,019,710
Non cash restructuring expense	—	—	—	764,151
Depreciation and amortization	59,896	33,267	147,590	71,116

TOTAL OPERATING EXPENSES	1,115,088	2,561,370	3,737,808	5,467,723

INCOME (LOSS) FROM OPERATIONS	(627,730)	(1,701,993)	(1,495,371)	(3,015,110)
OTHER INCOME (EXPENSES)		—

Interest expense	(24,849)	(4,424)	(122,318)	(11,333)

Non cash interest expense	—	—	—	(100,000)
Other income	5,016	3,997	32,538	43,996

TOTAL OTHER INCOME (EXPENSES)	(19,833)	(427)	(89,780)	(67,337)

LOSS BEFORE INCOME TAXES	(647,563)	(1,702,420)	(1,585,151)	(3,082,447)
Income tax expense (benefit)	—	—	—	(116,797)

NET INCOME (LOSS)	$(647,563)	$(1,702,420)	$(1,585,151)	$(2,965,650)

LOSS PER SHARE
Basic and fully diluted	$(0.05)	$(0.13)	$(0.12)	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	12,996,245	12,826,128	12,963,794	11,122,754

See notes to the financial statements

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net Income (Loss)	$(647,563)	$(1,702,420)	$(1,585,151)	$(2,965,650)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	31,096	936	56,511	(96,997)

Comprehensive income (loss)	$(616,469)	$(1,701,484)	$(1,528,640)	$(3,062,647)

See notes to the financial statements

REMEDENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,585,151)	$(2,965,650)
Adjustments to reconcile net loss to net cash used by operating activities Depreciation and amortization	147,590	70,317
Allowance for doubtful accounts	(2,597)	(30,534)
Common Stock issued to MDB Capital for non cash interest on conversion of $100,000 note payable	—	100,000
Common Stock issued to MDB Capital for consulting fees	—	395,677
Warrants issued to MDB Capital for consulting fees	—	368,474
Stock issued upon conversion of convertible debentures	25,706	—
Common stock to be issued for development services		520,000
Value of issued stock options for development services		361,500
Value of issued stock options to employees and consultants	221,959	—
Changes in operating assets and liabilities:
Accounts receivable	990,234	(512,038)
Due from related party	—	6,751
Inventories	373,479	(753,973)
Prepaid expenses	(357,197)	(112,854)
Other current assets	—	122,135
Accounts payable	(366,124)	597,302
Accrued liabilities	(177,609)	48,424
Deferred revenue	—	(17,771)
Income taxes payable	(107,783)	(112,975)

Net cash used by operating activities	(837,492)	(1,917,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in restricted cash	70,762	(60,000)
Purchase of patent rights	—	(178,260)
Purchases of equipment	(356,336)	(352,713)

Net cash used by investing activities	(285,574)	(590,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	—	3,200,658
Proceeds from capital lease note payable	151,066	86,696
Principal payments on capital lease note payable	(29,863)	(8,594)
Note payments-related parties	(8,422)	—
Note payments-unrelated parties	—	(153,5907)
Proceeds from line of credit	1,024,679	610,675

Net cash provided (used) by financing activities	1,137,460	3,735,845

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,394	1,226,983
Effect of exchange rate changes on cash and cash equivalents	(61,325)	26,637
CASH AND CASH EQUIVALENTS, BEGINNING	332,145	40,442

CASH AND CASH EQUIVALENTS, ENDING	$285,214	$1,294,062

Supplemental Information:
Interest paid	$76,377	$8,832

Income taxes paid	$—	$—

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
Interim Financial Information
The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-KSB for the year ended March 31, 2006, and particularly to Note 1, which includes a summary of significant accounting policies.

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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2006, management believes there was no impairment of the Company’s long-lived assets.
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
Recent Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of July 1, 2007. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

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
Warranties
The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic warranty programs. The specific warranty terms and conditions vary depending upon the product sold but generally include technical support, repair parts, labor for periods up to 18 months. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Based upon the foregoing, we have recorded as of December 31, 2006 a provision for potential future warranty costs of $ 19,755.
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
Conversion of Foreign Currencies
The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiary, Remedent N.V. is the Euro. The functional currency for Remedent Professional, Inc. is the U.S. dollar. The functional currency for Remedent Asia Pte is the Singapore dollar. The Company translates foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity. The Company reports the reporting currency equivalent of foreign currency cash flows using an appropriately weighted average exchange rate for the period and reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the period.
3. CONCENTRATION OF RISK
Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.
Concentration of credit risk-Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At December 31, 2006, two customers accounted for 28.0% and 16.7% respectively, of the Company’s trade accounts receivable. At December 31, 2005, two customers accounted for 43% and 11%, respectively, of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.
Revenues — For the nine months ended December 31, 2006 the Company had one customer that accounted for 41.8% of total revenues. For the nine months ended December 31, 2005, two customers accounted for 18% and 10% of revenues.
Purchases –The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. The Company currently relies on two major factories to manufacture certain components of its MetaTray and iWhite products which represented 32% of the Company’s purchases for the nine months ended December 31, 2006 compared to 20.9% for the nine months ended December 31, 2005.
4. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
A summary of accounts receivable and allowance for doubtful accounts as of December 31, 2006 and March 31, 2006 is as follows:

	December 31, 2006	March 31, 2006
Accounts receivable, gross	$1,630,671	$2,444,979
Less: allowance for doubtful accounts	(77,962)	(74,133)

Accounts receivable, net	$1,552,709	$2,370,846

5. INVENTORIES
Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	December 31, 2006	March 31, 2006
Raw materials	28,169	$30,538
Components	892,934	1,102,231
Finished goods	303,791	349,888

	1,224,894	1,482,657
Less: reserve for obsolescence	(13,170)	(12,104)

Net inventory	$1,211,724	$1,470,553

6. PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	December 31, 2006	March 31, 2006
Furniture & Fixtures	$137,560	$94,368
Machinery & Equipment	526,020	167,764
Tooling	188,450	175,950

	852,030	438,082
Less: Accumulated Depreciation	(243,225)	(120,721)

Property & equipment, net	$608,805	$317,361

7. LICENSED PATENTS
In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and the Company has recorded $14,625 of accumulated amortization for this patent as of December 31, 2006. The Company accrues this royalty when it becomes payable to the inventor therefore no provision has been made for this obligation as of December 31, 2006.
In September 2004, the Company entered into an agreement with Lident N.V. (“Lident”), a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license an international patent (excluding the US) and worldwide manufacturing and distribution rights for a potential new product which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with the Company. The patent is an Italian patent which relates to a single use universal applicator for dental pastes, salves, creams, powders, liquids and other substances where manual application could be relevant. The Company has filed to have the patent approved throughout Europe. The agreement required the Company to advance to the inventors through Lident a fully refundable deposit of €100,000 subject to the Company’s due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, would be assigned to the Company for additional consideration to the inventors of € 100,000 and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit would be repaid in full by Lident. The consideration the Company had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident would not have profited from the exercise of the option. Furthermore, at a meeting of the Company’s Board of Directors on July 13, 2005, the Board accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to the Company in exchange for the reimbursement of

Lident’s actual costs incurred relating to the intellectual property. Consequently, when the Company exercises the option, all future payments, other than the reimbursement of costs would be paid directly to the original inventors and not to Lident.
On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent is being amortized over five (5) years and the Company has recorded $25,753 of accumulated amortization for this patent as of December 31, 2006.
8. LINE OF CREDIT
The Company has a new secured line of credit facility with a Belgian bank for €2,050,000 (US $2,669,850 at December 31, 2006) Line of Credit Facility (the “Facility”) with a Belgian bank , consisting of a €1,550,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The Facility is secured by a first lien on all assets of the Company. Advances are approved by the bank based upon dated bills of exchange issued and signed by the customer for shipped goods. Interest on each advance under this line is charged at the bank’s published rate, which was 5.41% at December 31, 2006. There was €500,000 (US $658,500) outstanding under the general line of credit and €809,000 (US $1,065,453) outstanding based on the eligible accounts receivable, for a total outstanding balance of €1,309,000 (US $1,723,953) for this line of credit as of December 31, 2006 and €500,000 (US $605,200) advances under the general line of credit outstanding as of March 31, 2006.
9. DUE TO RELATED PARTIES

	December 31, 2006	March 31, 2006
Demand loan from a former officer and a major stockholder	$50,536	$58,958

Borrowings from employees and entities controlled by officers of the Company are due upon demand and bear no interest.
10. ACCRUED LIABILITIES
Accrued liabilities are summarized as follows:

	December 31, 2006	March 31, 2006
Accrued employee benefit taxes	$248,428	$227,369
Royalties	50,000	100,000
Commissions	2,538	80,366
Accrued audit and tax preparation fees	27,300	23,500
Reserve for warranty costs	19,755	18,156
Accrued interest	757	15,584
Accrued consulting fees	6,869	9,021
Customer deposits	32,155	9,111
Other accrued expenses	58,686	117,935

	$446,488	$601,042

11. NOTES PAYABLE

	December 31, 2006	March 31, 2006
Convertible Debentures:
Maturity Dates: September 1, 2001 thru February 8, 2002
Interest rate: 10% per annum
Debentures are unsecured
Convertible at 30% of the average trading price (average of bid and ask) for the 30 days immediately prior to the maturity date (1)
Unpaid principal balance	$—0—	$20,000

Union Bank Debt:
Maturity Dates: April 26, 2005
Interest rate: 7.5% per annum
Security: All of the assets of the company
Unpaid principal balance	11,282	$11,282

Total notes payable	$11,282	$31,282

(1)	The remaining outstanding debentures of $20,000 plus $12,133 in accrued interest were converted to 32,133 shares of common stock as of July 2006. The Company valued the common stock at the market price of $1.80 per share on the date of conversion and charged interest expense for $25,706 for the difference between the amount of the debt converted and the market value of the common stock issued upon conversion.
12. LONG TERM DEBT
On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $ 84,650). On October 24, 2006, the Company additionally entered into a five year capital lease agreement for additional manufacturing equipment totaling € 123,367 (US $162,474). As of December 31, 2006, € 171,192 (US $206,150) was outstanding for these capital leases. The leases require monthly payments of principal and interest at 4.20% of €1,258 (US$1,657 at December 31, 2006) and provide for buyouts at the conclusion of the five year term of €2,820 (US$3,714) or 4.0% of original value for the first two contracts and €4,933 (US $ 6,497) or 4.0 % of the original value for the second contract. The book value as of March 31, 2006 and December 31, 2006 of the equipment subject to the foregoing leases’ are $73,411 and $210,363, respectively.
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
On October 1, 2006, the Company granted to a marketing consultant 25,000 options to purchase the Company’s common stock at a price of $1.80 per share which were vested upon grant and exercisable for a period of five years from the date of grant. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 91.58%; risk free interest rate of 5% and an average life of 5 years resulting in a value of $1.298 per option granted.
A summary of the option activity for the nine months ended December 31, 2006 pursuant to the terms of the plans is as follows:

	2001 Plan			2004 Plan
			Weighted			Weighted
	Outstanding		Average	Outstanding		Average
	Options		Exercise Price	Options		Exercise Price
Options outstanding, March 31, 2006	222,500		$1.30	475,000		$3.76
Granted	—		—	25,000		1.80
Exercised	—		—	—		—
Cancelled or expired	—		—	(289,334)		4.00

Options outstanding December 31, 2006	222,500		$1.30	210,666		$3.19

Options exercisable December 31, 2006	222,500		$1.30	210,666		$3.19

Exercise price range	$1.00 to $4.00			$1.80 to $4.00

Weighted average remaining life (in years)	5.3	years		4.6	years

Shares available for future issuance	27,500			589,334

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	433,166	$2.22	616,834
Equity Compensation Plans not approved by security holders	467,288	$2.18	NA

	900,454	$2.20	616,834

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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the nine months ended December 31, 2006, the Company recognized $221,959 in compensation expense in the consolidated statement of operations.
For purposes of proforma disclosures prior to January 1, 2006, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company had no options vest during the nine months ended December 31, 2005 therefore there is no pro forma adjustment to the Company’s net loss for that period.
15. COMMON STOCK WARRANTS AND OTHER OPTIONS
On February 10, 2006, the Company issued to an individual as consideration for past services performed and the release of any and all claims under prior agreements the right to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.60 per share for a term of five (5) years pursuant to the terms and conditions of a Stock Option Agreement as consideration for past services performed by this individual and the release of any and all claims under this individual’s prior agreements with the Company. The 150,000 options had been valued in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.55, a risk free interest rate of 4.5% and an expected life for the options of five years, resulting in a value of $2.41 per option granted for a total for the warrants of $361,500. The value of this option grant was recorded as of December 31, 2005 as a research and development expense. In November 2006, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) with this individual pursuant to which the prior agreement was terminated. In connection with the Settlement Agreement, the Company agreed to pay this individual $65,000 in settlement of all accounts which was recorded as an expense as of the date of the Settlement Agreement and he in turn agreed to the cancellation of his options to purchase 150,000 shares of our common stock in exchange for certain product rights that the Company had elected not to pursue.

As of December 31, 2006, the Company has 3,136,891 warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $10.00 per share with expiration dates between January and August 2007 as follows:

			Weighted
	Outstanding		Average
	Warrants		Exercise Price
Warrants outstanding, March 31, 2006	3,371,591		$2.01
Granted	—
Exercised	—
Cancelled or expired	(234,700)

Warrants exercisable December 31, 2006	3,136,891		$1.90

Exercise price range	$1.20 to $10.00

Weighted average remaining life	4.77	years

16. SEGMENT INFORMATION
The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent N.V. The other subsidiaries of the Company have been dormant since inception. Since the Company only has one segment, no further segment information is presented.
Customers Outside of the United States
Sales to customers outside of the United States were 96% and 92% of total sales for the nine months periods ended December 31, 2006 and 2005, respectively. The sales were made mostly to customers in countries that are members of the European Union (“EU”).

	December 31, 2006	December 31, 2005
U.S. sales	$173,733	$368,686

Foreign sales	4,696,428	4,313,785

	$4,870,161	$4,682,471

17. COMMITMENTS AND CONTINGENCIES
Real Estate Lease
The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €6,672 per month ($8,787 per month at December 31, 2006). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled € 3,245 ($4,274 for calendar year 2006. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the (Euro) at December 31, 2006 is $319,149. Rent expense for the foregoing lease for the nine months ended December 31, 2006 and 2005 was $59,040 and $62,015 respectively.
From November 2, 2005 to July 2006, the Company leased an office space in Los Angeles, California on a month to month base. The monthly rent was $4,675.

Equipment Lease
In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,324). The aggregate rent to be paid over the remaining lease term is $13,235.
Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at December 31, 2006.

March 31, 2007	$233,911
March 31, 2008	$202,171
March 31, 2009	$177,402
March 31, 2010	$43,132
March 31, 2011	$2,752
18. OTHER EVENTS
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

     Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations
The discussion contained herein is for the three and nine months ended December 31, 2006 and 2005. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “may”, “will” or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company’s actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on July 14, 2006 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006 and in the Company’s other filings with the Securities and Exchange Commission.
Overview
     We are a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail “Over-The-Counter” tooth whitening products which are distributed in Europe, and recently in Asia and the United States. We manufacture many of our products in its facility in Deurle, Belgium as well as outsourced manufacturing in China.
     In August 2005, we introduced MetaTray®, our next generation of products targeted for the professional dentist market. In addition, last year a variation of our MetaTray® product named iWhite® was introduced to our global retail distribution network.
     We distribute our products using both our own internal sales force and through the use of third party distributors. As a result of this approach, we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East. In addition, pursuant to distribution agreements we have granted certain distributors exclusive rights to distribute our products in the following territories: Cyprus, Morocco, Tunisia, Algeria, South Africa, Italy, Vatican City, Republic of San Marino, China, Korea, Vietnam, Mongolia, and Thailand.

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
     In November 2006, we entered into a Settlement Agreement and Release with P. Michael Williams pursuant to which the consulting arrangement between us and Mr. Williams was terminated. In connection with the Settlement Agreement, we agreed to pay Mr. Williams $65,000 in settlement of all accounts and he in turn agreed to the cancellation of his options to purchase 150,000 shares of our common stock in exchange for certain product rights that we had elected not to pursue.
Our Critical Accounting Policies
     The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, inventory valuation, research and development costs, stock-based compensation, impairment of long-lived assets and conversion of foreign currencies. These accounting policies are discussed in “ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, as well as in the notes to the March 31, 2006 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at March 31, 2006.
Results of Operations
Results of Operations for the three and nine months ended December 31, 2006 compared with the three and nine months ended December 31, 2005.
     The following table presents our consolidated statements of loss, as a percentage of sales, for the periods indicated.

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	57.96%	54.04%	53.96%	47.62%

GROSS PROFIT	42.04%	45.96%	46.04%	52.38%

OPERATING EXPENSES
Research and development	5.47%	49.13%	6.24%	21.99%
Sales and marketing	10.33%	18.67%	15.26%	12.45%
General and administrative	75.21%	67.39%	52.22%	64.49%
Non cash restructuring expense	0.00%	0.00%	0.00%	16.32%
Depreciation and amortization	5.17%	1.78%	3.03%	1.52%

TOTAL OPERATING EXPENSES	96.18%	136.97%	76.75%	116.77%

INCOME (LOSS) FROM OPERATIONS	(54.14)%	(91.01)%	(30.70)%	(64.39)%

Other income (expense)	(1.71)%	(0.02)%	(1.84)%	(1.44)%

LOSS BEFORE INCOME TAXES	(55.85)%	(91.04)%	(32.55)%	(65.83)%
Income tax benefit (expense)	0.00%	0.00%	0.00%	2.49%

NET INCOME (LOSS)	(55.85)%	(91.04)%	(32.55)%	(63.34)%

     Net Sales
     Net sales decreased for the three months ended December 31, 2006 by $ 710,629, or 38%, to $1,159,408 compared to $1,870,037 for the three months ended December 31, 2005.

For the three months ended December 31, 2006, the decrease in sales as compared to the three months ended December 31, 2005 is primarily due to a delayed delivery from a supplier which forced us to postpone shipment of approximately $626,057 in orders to next quarter.
     For the nine months ended December 31, 2006, sales increased by $187,690 to $4,870,161 as compared to $4,682,471 for the nine months ended December 31, 2005. The increase in net sales for the nine months is primarily attributable to increase in sales of our over the counter retail (OTC) products, due to re-orders for countries where the launch took place in the first half of the fiscal year.
Cost of Sales
     Cost of sales decreased for the three months ended December 31, 2006 by $338,610, or 33% to $672,050 as compared to $1,010,660 for the three months ended December 31, 2005. The decrease in cost of sales occurred primarily as a result of the decrease of net sales. Cost of sales as a percentage of net sales increased 4 % from 54 % for the three months ended December 31, 2005 to 58% for the three months ended December 31, 2006. This percentage increase in cost of sales is due primarily to the aforementioned delay in the shipment of large iWhite orders.
     For the nine months ended December 31, 2006, cost of sales increased by $ 397,866 from $2,229,858 for the nine months ended December 31, 2005 to $2,627,724 for the nine months ended December 31, 2006. Cost of sales as a percentage of net sales increased 6% from 48% for the nine months ended December 31, 2005 to 54% for the nine months ended December 31, 2006 primarily for the same reason discussed above for the three month period.
Gross Profit
     Gross profit decreased by $372,019 to $487,358 for the three month period ended December 31, 2006 as compared to $859,377 for the three month period ended December 31, 2005. For the three month period ended December 31, 2006, our gross profit as a percentage of sales decreased 4% from 46% to 42% as compared to the three months ended December 31, 2005. For the nine months ended December 31, 2006, gross profit decreased by $210,176 to $2,242,437 as compared to $2,452,613 for the nine months ended December 31, 2005. This decrease for both the three and nine month periods was a result of the decrease in sales and the greater percentage of sales resulting from professional dental products due to delays in manufacture and shipment of our OTC products as previously discussed. Our professional dental products have lower margins resulting from a 28% reduction in the average selling price of the Remecure products to stay competitive in the professional dentist market.
Operating Expenses
Research and Development.
     Research and development expenses decreased $855,355, or 93%, to $63,394 for the three months ended December 31, 2006 as compared to $918,749 for the three months ended December 31, 2005. For the nine months ended December 31, 2006, research and development expenses decreased $725,904 or 71%, to $303,894 as compared to $1,029,789 for the nine months ended December 31, 2005. As of December 31, 2005, we had entered into a Consulting Agreement with an individual to provide consulting and development services to assist the Company in the areas of research and design and product development relating to the dental and oral care markets. In conjunction with this agreement, we recorded a charge as of December 31, 2005 to research and development expense totaling $881,500 for the value of common stock and options to purchase common stock granted upon the effective date of this agreement. This expense was not incurred in the current three or nine month period.
Sales and marketing costs.
     Sales and marketing costs decreased $229,366, or 66%, to $119,756 for the three months ended December 31, 2006 as compared to $349,122 for the three months ended December 31, 2005. The decrease is mostly due to the costs related to our sales office located in Los Angeles, California which was reorganized to change our sales strategy from direct sales to utilizing local distributor’s existing distribution in the market at lower fixed costs of operations. We believe that this change in strategy will contribute to a more cost effective way of entering the US market.
     For the nine months ended December 31, 2006, sales and marketing costs increased $160,222, or 28%, to $743,170 as compared to $582,948 for the nine months ended December 31, 2005. The increase, was the result of the establishment of a US sales office in Los Angeles, California and the related personnel for such office which resulted in $251,526 in costs for the nine months ended December 31, 2006. On July 19, 2006, we entered into an Employment Severance Agreement (the “Agreement”) pursuant to which we mutually agreed to terminate the agreement between us and the Vice President of Worldwide Sales and Operations hired to head the Los Angeles office. Under the Agreement, we agreed to make a one-time severance payment in an amount equal to the individual’s base salary currently in effect as of July 19, 2006 through August 31, 2006. In addition we agreed to allow 110,666 of the options granted to this executive to vest at August 31, 2006. As a result of the foregoing we incurred severance costs of $31,731 and compensation related to the vesting of the options of $36,329 as of the date of termination. We have significantly reduced other personnel and sales related costs associated with our US sales operations, electing instead to focus on using third party distributors to distribute our products in the US market.
General and administrative costs.
     General and administrative costs for the three months ended December 31, 2006 and 2005 were $872,042 and $1,260,232, respectively, representing a decrease of $388,190 or 31%. The decrease in general and administrative costs for the three months ended December 31, 2006 as compared to the prior year is the result of improving our cost controls of our business in general.
     For the nine months ended December 31, 2006, general and administrative costs decreased $476,556, or 16%, to $2,543,154 as compared to $3,019,710 for the nine months ended December 31, 2005. The foregoing decrease is the result of three month decrease discussed above and the change in sales strategy concerning our Los Angeles Office resulting in a decrease of General and Administration costs, due to the internal re organization, which was completed at the beginning of the quarter ended December 31, 2006.
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
Depreciation and amortization.
     Our depreciation and amortization expense increased from $33,267 to $59,896 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005, an increase of 80%. This increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity. This investment should allow us to reduce the production process significantly, time wise and at a lower manufacturing costs with higher production capacity as an end result. Secondly, investments are made in updating and modernizing our Dental Lab, which brought it to a higher professional level.
     For the nine months ended December 31, 2006, depreciation and amortization costs increased $76,474, or 108%, to $147,590 as compared to $71,116 for the nine months ended December 31, 2005. The foregoing increase is the result of three month decrease discussed above as well as depreciation expense associated with additional equipment purchases related to our manufacturing activities of approximately $178,000 in the previous twelve months.
Net interest expense.
     Net interest expense increased by $20,425 to $24,849 from $4,424 during the three months ended December 31, 2006 over the comparable three months ended December 31, 2005. The increase was a result of our utilization of our bank credit facility.
     For the nine months ended December 31, 2006, interest expense increased $110,985 to $122,318 as compared to $11,333 for the nine months ended December 31, 2005. Included in interest expense for the nine months ended December 31, 2005 is $100,000 of non-cash interest equal to the value of the beneficial conversion feature on a $100,000 note payable that was converted to common stock on June 3, 2005 computed by taking the difference between the effective conversion price, $0.56 per share (based upon $100,000 in principal and $11,173 in accrued interest, divided by 197,839 shares, the amount of shares required to be issued) and the fair market value of our common stock as of the date of the note was issued ($1.60 per share as of March 23, 2004) times 197,839 shares issued in conversion of the note, not to exceed the original principal value of the convertible note. Not including the $100,000 non cash interest described in the preceding sentence, interest expense increased for the nine months ended December 31, 2006 by $110,985 as a result of our utilization of our bank credit facility to finance the launch and production of our new retail products.
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
Cash and cash equivalent. Our balance sheet at December 31, 2006 reflects cash and cash equivalents of $285,214 as compared to $332,145 as of March 31, 2006, a decrease of $46,931. During the nine months ended December 31, 2006, we recognized a decrease in cash and cash equivalents of $61,325 from the effect of exchange rates between the Euro and the Singapore Dollar to the US Dollar.
Operations. Net cash used by operations decreased by $1,080,397 resulting in net cash being used by operations of $837,492 for the nine months ended December 31, 2006 as compared to net cash used by operations of $1,917,890 for the nine months ended December 31, 2005. The decrease in net cash used operations for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 is attributable to the $616,348 decrease in our net loss before the non cash restructuring charges of $764,151. Partially offsetting the cash used by our net loss for the nine months ended December 31, 2006 were reductions in our accounts receivable of $990,234.
Investing activities. Net cash used in investing activities totaled $285,574 for the nine months ended December 31, 2006 as compared to net cash used in investing activities of $590,973 for the nine months ended December 31, 2005. The principal investing activities for the nine months ended December 31, 2006 was the purchase of $356,336 of equipment, primarily related to manufacturing inclusive of approximately $50,000 in equipment and furniture for a demonstration facility that will be utilized in conjunction with a new dental veneer product we plan to launch during 2007. Offsetting this investment in equipment was a reduction in restricted cash of $70,762 resulting from closing the Los Angeles office and no longer requiring security for direct credit card sales of our products.
Financing activities. Net cash provided by financing activities totaled $1,137,460 for the nine months ended December 31, 2006 as compared to net cash provided in financing activities of $3,735,845 for the nine months ended December 31, 2005. Net cash provided from financing activities for the nine months period ended December 31, 2006 is primarily attributable to the increase in utilization of our bank line of credit facilities which had an outstanding balance of $1,723,953 as of December 31, 2006 as compared to $605,200 as of March 31, 2006. Net cash provided from financing activities for the nine months period ended December 31, 2005 is primarily attributable to net proceeds from our private placement which totaled $3,200,268 and proceeds from our line of credit of $610,675.
Commitments
Real Estate Lease
We lease 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €6,672 per month ($8,787 per month at December 31, 2006). In addition, we are responsible for the payment of annual real estate taxes for the property which totaled € 3,245 ($4,274 for calendar year 2006. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the (Euro) at December 31, 2006 is $319,149. Rent expense for the foregoing lease for the nine months ended December 31, 2006 and 2005 was $59,040 and $62,015 respectively.
From November 2, 2005 to July 2006, we leased an office space in Los Angeles, California on a month to month base. The monthly rent was $4,675.00.

Equipment Lease
In November 2004, we leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,324). The aggregate rent to be paid over the remaining lease term is $13,235.
Minimum monthly lease payments for real estate and equipment for the next five fiscal years are as follows based upon the conversion rate for the (Euro) at December 31, 2006.

March 31, 2007	$233,911
March 31, 2008	$202,171
March 31, 2009	$177,402
March 31, 2010	$43,132
March 31, 2011	$2,752
Off-Balance Sheet Arrangements
At December 31, 2006, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
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
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company’s principal executive officer and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Changes in Internal Controls
     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sale of Equity Securities.
None.
Item 3. Defaults In Senior Securities.
None.
Item 4. Submission Of Matters To A Vote Of Security Holders.
None.
Item 5. Other Information.
     In November 2006, we entered into a Settlement Agreement and Release with P. Michael Williams pursuant to which the consulting arrangement between us and Mr. Williams was terminated. In connection with the Settlement Agreement, we agreed to pay Mr. Williams $65,000 and Mr. Williams agreed to the cancellation of his options to purchase 150,000 shares of our common stock.
Item 6. Exhibits
The following documents are filed as part of this report:
Exhibit No.

10.1	Settlement and Release Agreement

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

SIGNATURES
In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

/s/ Robin List
Dated: February 19, 2007	By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

/s/ Philippe Van Acker
Dated: February 19, 2007	By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Exhibit Index
Exhibit No.

10.1	Settlement and Release Agreement

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act