Form 10KSB/A
period 2005-03-31
REMEDENT, INC.
filed 2007-06-11
CIK 1078037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

1

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

2

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (this “Second Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, originally filed on July 14, 2005 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-KSB/A as filed on September 30, 2005 (“First Amendment”). We are filing this Second Amendment solely to update Item 13 - Exhibits to include certain exhibits that were inadvertently omitted from Item 13 – Exhibits in the Original Filing and First Amendment.

This Second Amendment does not affect the original financial statements or footnotes as originally filed. Except as described above, no other changes have been made to the Original Filing or the First Amendment. The Original Filing and First Amendment continue to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 13.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Exchange Agreement with Resort World Enterprises, Inc.(1)
3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986(1)
3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986(1)
3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987(1)
3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995(1)
3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997(1)
3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998(1)
3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998(1)

3

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005(2)
3.9	Amended and Restated Bylaws (2)
4.1	Specimen of Stock Certificate(7)
4.2	Form of Subscription Agreement (5)
4.3	Form of Warrant (5)
4.4	Form of Registration Rights Agreement (5)
10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001(1)
10.2	2004 Incentive and Nonstatutory Stock Option Plan(6)
10.3	Exchange Agreement by and among Remedent, Inc. and Lausha, N.V. and Robin List dated June 3, 2005(2)
10.4	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005, subject to the General Terms and Conditions (6)
10.5	Exclusive License Agreement between Remedent, Inc. and Dan Darnell dated October 11, 2004(6)
10.6	Amendment to Development Agreement between Remedent, Inc. and P. Michael Williams dated August 4, 2004(6)
10.7	Option Agreement between Remedent, N.V. and Lident NV dated July 6, 2004(6)
10.8	Development Agreement between Remedent, Inc. and P. Michael Williams dated March 15, 2004(6)
10.9	Convertible Promissory Note dated March 23, 2004(3)
10.10	Letter Agreement by and between MDB Capital Group, Inc. and Remedent, Inc. dated September 22, 2003(6)
10.11	Stock Purchase Agreement with Dental Advisors, dated September 14, 2001(1)
10.12	Asset Purchase Agreement for IMDS, dated January 15, 2001(1)
10.13	Stock Purchase Agreement, dated January 11, 2002 (1)
10.14	Stock Purchase Agreement, dated May 1, 2002 (1)
10.15	Securities Purchase Agreement dated July 6, 2005 (5)

4

10.16	Registration Rights Agreement dated July 6, 2005 (5)
10.17	Warrant dated July 6, 2005(5)
10.18	Employment Agreement between Remedent N.V. and Philippe Van Acker(7)
10.19	Agreement between Remedent N.V. and Omega Pharma NV dated as of September 9, 2003(7)
10.20	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated September 24, 2003(7)
10.21	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated February 4, 2004(7)
10.22	Lease Agreement dated December 20, 2001(7)
10.23	Fortis Bank General Lending Conditions for Corporate Customers (“General Terms and Conditions”)*
10.24	Line of Credit Agreement by and between Remedent, N.V. and Fortis Bank dated September 8, 2004, subject to the General Terms and Conditions*
14.1	Code of Ethics, adopted March 25, 2003 (4)
21.1	List of Subsidiaries (6)
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Certification Pursuant to 18 U.S.C. Section 1350*
32.2	Certification Pursuant to 18 U.S.C. Section 1350*

* Filed herewith

__________________________________________________________

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.
(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.
(3)	Incorporated by reference from Form 10-KSB/A filed with the SEC on February 8, 2005.
(4)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.
(5)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.
(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.
(7)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

5

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: June 8, 2007	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

Dated: June 8, 2007	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 8, 2007	/s/ Robin List
Robin List - Chief Executive Officer and Director

Dated: June 8, 2007	/s/ Guy De Vreese
Guy De Vreese - Chairman of the Board of Directors

Dated: June 8, 2007	/s/ Stephen Ross
Stephen Ross - Secretary and Director

Dated: June 8, 2007	/s/ Fred Kolsteeg
Fred Kolsteeg - Director

6