Form 10KSB/A
period 2006-03-31
REMEDENT, INC.
filed 2007-06-11
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15975

REMEDENT, INC.

(Name of small business issuer as specified in its charter)

Nevada	86-0837251
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Xavier de Cocklaan 42, 9831 Deurle, Belgium	N/A
(Address of principal executive offices)	(Zip code)

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $4,879,848 as of July 6, 2006 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of July 6, 2006, there were 12,964,112 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes __; No X

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, originally filed on July 14, 2006 (the “Original Filing”). We are filing this Amendment solely to update Item 13 - Exhibits to include certain exhibits that were inadvertently omitted from Item 13 – Exhibits in the Original Filing.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 13.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)
3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)
3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)
3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)
3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)
3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)
3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)
3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)
3.9	Amended and Restated Bylaws (2)
4.1	Specimen of Stock Certificate (7)
4.2	Form of Subscription Agreement (5)
4.3	Form of Warrant for Common Stock (5)
4.4	Form of Registration Rights Agreement (5)
4.5	Form of Warrant for Unit (8)
10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)
10.2	2004 Incentive and Nonstatutory Stock Option Plan (8)
10.3	Exchange Agreement by and among Remedent, Inc. and Lausha, N.V. and Robin List dated June 3, 2005 (2)
10.4	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005, subject to the General Terms and Conditions (6)
10.5	Exclusive License Agreement between Remedent, Inc. and Dan Darnell dated October 11, 2004 (6)
10.6	Amendment to Development Agreement between Remedent, Inc. and P. Michael Williams dated August 4, 2004 (6)
10.7	Option Agreement between Remedent, N.V. and Lident NV dated July 6, 2004 (6)
10.8	Development Agreement between Remedent, Inc. and P. Michael Williams dated March 15, 2004 (6)
10.9	Convertible Promissory Note dated March 23, 2004 (3)
10.10	Letter Agreement by and between MDB Capital Group, Inc. and Remedent, Inc. dated September 22, 2003 (6)
10.11	Stock Purchase Agreement with Dental Advisors, dated September 14, 2001 (1)
10.12	Asset Purchase Agreement for IMDS, dated January 15, 2001 (1)
10.13	Stock Purchase Agreement, dated January 11, 2002 (1)
10.14	Stock Purchase Agreement, dated May 1, 2002 (1)
10.15	Securities Purchase Agreement dated July 6, 2005 (5)

10.16	Registration Rights Agreement dated July 6, 2005 (5)
10.17	Warrant dated July 6, 2005 (5)
10.18	Amendment to Warrant (8)
10.19	Employment Agreement between Remedent N.V. and Philippe Van Acker (7)
10.20	Agreement between Remedent N.V. and Omega Pharma NV dated as of September 9, 2003(8)
10.21	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated September 24, 2003 (7)
10.22	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated February 4, 2004 (7)
10.23	Lease Agreement dated December 20, 2001 (7)
10.24	Consulting Agreement between Remedent, Inc., and P. Michael Williams dated February 10, 2006 (9)
10.25	Consulting Agreement between Remedent, Inc. and Pierre Fabre Medicament S.A. dated December 21, 2005 (10)
10.26	Agreement between Remedent N.V, and Chefaro Pharma Italia S.R.L. dated February 15, 2006 (11)
10.27	Exclusive License and Distribution Agreement between Remedent and Dream Life dated March 22, 2006 (12)
10.28	Employment Agreement between Remedent, Inc. and Judd D. Hoffman (8)
10.29	Fortis Bank General Lending Conditions for Corporate Customers (“General Terms and Conditions”) (13)
10.30	Line of Credit Agreement by and between Remedent, N.V. and Fortis Bank dated September 8, 2004, subject to the General Terms and Conditions (13)
10.31	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated March 13, 2006, subject to the General Terms and Conditions *
14.1	Code of Ethics, adopted March 25, 2003 (4)
21.1	List of Subsidiaries (8)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act*

* Filed herewith

__________________________________________________________

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.
(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.
(3)	Incorporated by reference from Form 10-KSB/A filed with the SEC on February 8, 2005.
(4)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.
(5)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.
(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.
(7)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.
(8)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005
(9)	Incorporated by reference from Form 8-K filed with the SEC on February 16, 2006.
(10)	Incorporated by reference from Form 10-QSB filed with the SEC on February 21, 2006.
(11)	Incorporated by reference from Form 8-K filed with the SEC on February 22, 2006.
(12)	Incorporated by reference from Original Filing on Form 10-KSB filed with the SEC on July 14, 2006.
(13)	Incorporated by reference from Form 10-KSB/A2 filed with the SEC on June 11, 2007.

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