Form 10QSB/A
period 2006-09-30
REMEDENT, INC.
filed 2007-06-11
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (this “Amendment”) amends our Quarterly Report on Form 10-QSB for the three months ended September 30, 2006, originally filed on November 20, 2006 (the “Original Filing”). We are filing this Amendment solely to update Item 6 - Exhibits to include certain exhibits that were inadvertently omitted from Item 6 – Exhibits in the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part II – Other Information

Item 6. Exhibits

The following documents are filed as part of this Amendment:

Exhibit No.

10.32	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated September 1, 2006, subject to the General Terms and Conditions (1)

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act _____________________________________________

(1)	The General Terms and Conditions are incorporated by reference to Form 10-KSB/A2 filed with the SEC on June 11, 2007.

2

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

3