Form 10KSB
period 2007-03-31
REMEDENT, INC.
filed 2007-07-13
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-15975
REMEDENT, INC.
(Name of small business issuer as specified in its charter)

Nevada	86-0837251

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Xavier de Cocklaan 42, 9831 Deurle, Belgium	N/A

(Address of principal executive offices)	(Zip code)
011-329-321-70-80
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year $6,676,365.
     The aggregate market value of voting stock held by non-affiliates of the registrant was $21,137,306.75 as of July 9, 2007 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.
     As of July 9, 2007, there were 18,596,245 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.
     Documents incorporated by reference: None.
     Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑

     In addition to historical information, this Annual Report on Form 10-KSB (“Annual Report”) for Remedent, Inc. (“Remedent” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.
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

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
Introduction
     We are one of the leading manufacturers of cosmetic dentistry products in Europe. Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we have developed a family of teeth whitening products for both professional and “Over-The-Counter” use.
     Some of the more significant developments in our business this year included the following:
          • Introduced our proprietary veneer technology, GlamSmile™, into the Belgian market;
          • Continued to advance our sales and distribution channels for our new teeth whitening products, iWhite™ and MetaTray®, in Europe and reorganized our sales strategy in the United States from a direct sales strategy to an indirect sales strategy using distributors;
          • Introduced our Reme)Sense Tray and Foam Strips product to address the remedy for sensitive teeth;
          • In June 2007, we raised $7 million in additional equity capital to fund our efforts to expand our sales and distribution channels primarily for our GlamSmile veneer product.
     We design, develop, manufacture and distribute cosmetic dentistry products, including a full line of professional dental and retail “Over-The-Counter” teeth whitening products that are distributed in Europe, Asia and the United States. We manufacture many of our products at our facility in Deurle, Belgium as well as outsourced manufacturing in China. We distribute our products using both our own internal sales force and through the use of third party distributors.
     We were originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc. In October 1998, we were acquired by Resort World Enterprises, Inc., a Nevada corporation (“RWE”) in a share exchange, and RWE immediately changed its name to Remedent USA, Inc. In June 2005, we formed Remedent Asia Pte Ltd, a wholly owned subsidiary formed under the laws of Singapore.
     Prior to June 3, 2005 we controlled Remedent N.V., a corporation formed under the laws of Belgium, through common officers and directors, but only owned 22% of its outstanding shares. In February and December 2004, in an action taken by written consent of the holders of a majority of the issued and outstanding shares of our common stock, our stockholders authorized the acquisition of the remaining 78% of our subsidiary, Remedent N.V., which we did not own, in exchange for 7,715,703 post-split shares of our common stock in a transaction involving Messrs. Guy De Vreese and Robin List, our Chairman and Chief Executive Officer respectively. On June 3, 2005, we consummated the acquisition of Remedent N.V. and issued 7,715,703 post- split shares of its restricted common stock to the Lausha N.V., a company controlled by Guy De Vreese, and to Robin List in exchange for all of the issued and outstanding shares of Remedent N.V. owned by Lausha N.V. and Robin List. As a result of this acquisition, Remedent N.V. became our wholly owned subsidiary.

Current Products and Business Strategy
Products
     Our products can be generally classified into the following categories: professional dental products and “Over-The-Counter” teeth whitening products.
Professional Dental Products
     GLAMSMILE. In the fall of 2006, we launched our proprietary veneer technology, GlamSmile™. Cosmetic dentistry is a rapidly growing segment of dental practices within the United States and Europe, with increasing demand for veneers and bonding procedures. Our GlamSmile veneers are ultra thin claddings made from a mixture of a hybrid composite and porcelain materials which are attached to the front of the patient’s teeth. Because GlamSmile veneers are so thin, the dentist does not need to remove healthy tooth structure leaving the patient’s healthy tooth structure intact results in several important benefits:
•	no local anaesthesia is required to prepare the teeth;

•	reduced (if any) tooth sensitivity post-procedure; and

•	the process is reversible.
     At the initial doctor visit, an impression is made of the patient’s teeth. During the second visit, the hybrid composite veneers, which are computer generated as a single unit, are then ready to be installed. The single-unit feature enables dentists with minimal training to apply up to ten teeth in one 30 – 45 minute visit. This minimizes the risk of failure and allows more dentists to offer GlamSmile veneers as part of their dental practice.
     With traditional bonding, a dentist adheres a composite material directly on the tooth which lasts about 3 to 6 years and tends to discolor. Porcelain veneers, though a more lasting solution (ten years or more), require a significantly more invasive procedure to install, which is irreversible, requires a very high level of training and skill from the dentist and can cost from $700 to $2,000 per tooth.
     In the fall of 2006, we opened our initial GlamSmile Lab in Ghent. As a temporary solution, the lab was integrated at the same address as the office of Evelyne Jacquemyns, a dentist in Ghent, who is a related person to Guy De Vreese, our Chairman. It was agreed that we could use the office of Ms. Jacquemyns from time to time for demonstration purposes in relation to our GlamSmile veneers, at no cost. At current, we are in negotiations to finalize renting a larger location at the same address of the dental practice, where the initial GlamSmile Lab will be moved. We incurred $63,835 in cost related to the build out of the initial GlamSmile Lab. Additional investments are planned to support the growth of sales of our GlamSmile veneers.
     GlamSmile veneers are currently only offered in Europe but we intend to bring the GlamSmile product to United States. We plan to establish a distributor network similar to the one established in Europe, to market the GlamSmile product in the United States.
     REMEWHITE IN OFFICE WHITENING SYSTEM. One of our first dental products that we developed for the professional dental community was the RemeCure™ plasma curing light (described below). Leveraging on our early success with the RemeCure light, we introduced the RemeWhite™ In Office Whitening System. Based upon the initial RemeCure light, a new light, called the RemeCure CL-15, was developed featuring new enhancements to the hardware and software enabling this light to be fully automated thereby eliminating the need for the dentist to hold the light during whitening treatments. In addition, a proprietary gel was formulated to be used with the system as well as a time saving method to apply the gel. An additional benefit of the RemeWhite system is the repeat sales of the gel to users of the system providing ongoing revenue streams that we anticipate will continue to grow annually.
     REMEWHITE HOME MAINTENANCE KIT. In 2004, the RemeWhite Home Maintenance Kit was introduced and sold by dentists to their patients, featuring 16 pre-filled trays with a level of whitening agent safe for home use yet stronger than most Over-The-Counter products.
     METATRAY. In August 2005, we introduced MetaTray®, our next generation of products targeted for the professional dentist market. MetaTray is a completely self-contained whitening system that can be administered by dentists that:
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
     REMECURE. The RemeCure plasma curing light uses plasma arc technology instead of LED- and laser technology which provides high-energy power over the complete spectrum. This allowed RemeCure plasma curing light to be used in various applications such as: (1) curing dental composite materials in only seconds and; (2) for single appointment, in-office whitening in less than forty minutes.
Over-The-Counter Products
     CLEVERWHITE. In July 2003 we launched our first product developed for distribution through Over-The-Counter retail outlets, specifically pharmacies. CleverWhite™ featured a unique non-peroxide formula, thereby overcoming the European Union regulatory ban on Over-The-Counter sales of peroxide compounds, the active ingredient typically found in all United States tooth whitening products. Combining a mouth tray with a unique gel delivery system that requires no mixing, no syringes or even filling the tray, CleverWhite utilized pre-filled pouches that are placed in the mouth tray and activated once in the mouth with no dripping or other discomfort often associated with tray based whitening systems.
     CLEVERWHITE DAY & NIGHT. Capitalizing on the CleverWhite’s initial success, we launched our second Over-The-Counter product in the fourth quarter of calendar year 2004. CleverWhite Day & Night sticks offer a portable, easy to use, whitening solution at what we believe to be a very affordable price.

     IWHITE. In 2006, we introduced a variation of our MetaTray® product named iWhite®. iWhite features a mouthpiece similar to that used in the MetaTray products. However, the iWhite mouthpiece only uses the electroluminescent mesh and not the heating element thereby reducing the power requirements to a 3V battery. iWhite also features a lower concentrations of the whitening agent, to allow it to be sold in most over-the-counter distribution channels.
     REME)SENSE TRAY AND FOAM STRIPS. The Reme)sense™ Tray and Foam Strips were launched in the 3 months ending March 31, 2007 and are a remedy to treat sensitive teeth. Reme)sense provides fast and long lasting results for sensitive teeth. The foam strips, which are placed in the tray for a treatment, are soft and comfortable while providing total precision in their application, thanks to the indication of the teeth numbers in the Reme)sense tray. The Reme)sense kit with 8 foam strips will protect up to 4 months against sensitive teeth with one treatment of 10 minutes per month.
Distribution
     Duplicating the model we learned in the professional dental segment, our retail strategy has been to focus on product development and marketing and to rely on our distributor network assisted by our internally developed marketing programs for servicing our customers in each market.
     Starting in Belgium and the Netherlands, our products have been introduced utilizing our Distributor Assisted Marketing programs. We implement our program by first identifying an established dealer in each market with a well developed sales force familiar with sales of capital equipment to the professional dentist community. Second, we develop aggressive lead generation programs and other marketing techniques which served as a blue print for the dealers to implement. The combination of a well-trained dealer force and dealer-assisted marketing and lead generation programs has proven to be far more effective than utilizing a direct sales approach, which is much slower and more costly to establish. This process has been repeated for both the professional dentist and retail, over the counter markets in each country. As a result of this approach, in just four years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.
     On December 21, 2005, we entered into an agreement with Pierre Fabre Medicament S.A., a corporation organized under the laws of France (“Pierre Fabre”). Pursuant to the agreement, commencing on January 1, 2006, Pierre Fabre became our sole and exclusive distributor of the iWhite® and MetaTray® product in France, Guadeloupe, Guiana, Martinique, Mayotte, New Caledonia, French Polynesia, La Reunion, St. Bartholomew, St. Martin, St. Pierre and Miquelon, Wallis and Futuna. The agreement requires Pierre Fabre to order minimum quantities of the products, and if Pierre Fabre fails to sell the minimum quantities of the products within the first eighteen (18) months of the agreement, we will have a right to terminate the agreement on a product-by-product basis upon one (1) month prior written notice. The term of the agreement is for an initial three (3) years and will automatically be extended for successive two (2) year terms unless terminated by six (6) months written notice. The agreement grants Pierre Fabre a first option right to expand the territory under the agreement to include Cyprus, Morocco, Tunisia, Algeria and South Africa.
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
     In connection with our United States based office, on October 12, 2005, we entered into an Employment Agreement with an individual in the United States for an initial term of three (3) years. At the time of his hire, it was contemplated that he would be based in our California office managing our worldwide sales, as well as establishing a customer in United States market for our MetaTray® products. In July 2006, we terminated the Employment Agreement pursuant to an Employment Severance Agreement. As of July 2006, we no longer have a U.S.-based Vice President of Sales. Accordingly, we have encountered less than anticipated acceptance of our products in the United States market utilizing this direct sales approach and anticipate that we will have to transition to a strategy similar to our Distributor Assisted Marketing programs as utilized in Europe.
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
     The mouthpieces for our iWhite and MetaTray products are manufactured in China using a contract manufacturer and shipped to our facility in Belgium for insertion of the foam strips.

Research and Development
     During the year ended March 31, 2007 we continued our research and development activities to improve the quality and performance of our existing products, investigated and developed new product opportunities and worked to obtain regulatory approvals on a country by country basis of recently developed products.
     On February 10, 2006, we issued to an individual as consideration for past services performed and the release of any and all claims under prior agreements, the right to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.60 per share for a term of five (5) years pursuant to the terms and conditions of a Stock Option Agreement. The 150,000 options had been valued in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.55, a risk free interest rate of 4.5% and an expected life for the options of five years, resulting in a value of $2.41 per option granted for a total for the options of $361,500. The value of this option grant was recorded as of December 31, 2005 as a research and development expense. In November 2006, we entered into a Settlement Agreement and Release (“Settlement Agreement”) with this individual pursuant to which the prior agreement was terminated. In connection with the Settlement Agreement, we agreed to pay this individual $65,000 in settlement of all accounts which was recorded as an expense as of the date of the Settlement Agreement and he in turn agreed to the cancellation of his options to purchase 150,000 shares of our common stock in exchange for certain product rights that we elected not to pursue.
     Accordingly, research and development expenses were $341,764 for the year ended March 31, 2007 as compared to $1,153,897 for the year ended March 31, 2006.
New Product Development
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
     We have filed two patent applications in the European Union, United States and Australia related to the GlamSmile product and four international patents applications related to the MetaTray and iWhite products which are pending, including patent applications related to the foam strip technology utilized in these products.
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
Major Customers
     For the year ended March 31, 2007 we had two customers that accounted for 35% and 10%, respectively, of total revenues. For the year ended March 31, 2006, we had two customers whose sales were 33% of total revenues.
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
     In addition, we believe our MetaTray products offer dentists a highly differentiated alternative to conventional whitening treatments that will allow dentist quality results for their patients, better utilization of “chair time” for their dental practices and, as a result, higher profit margins related to the whitening segment of their business.
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
     International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE Mark, a mark that indicates conformance with European Union laws and regulations before it can be sold in that market. The regulatory international review process varies from country to country. We previously relied upon our distributors and sales representatives in the foreign countries in which we market our products to ensure we comply with the regulatory laws of such countries; however, during the year ended March 31, 2006 we expanded our own Research and Development personnel to enable us to provide greater assistance and play a more proactive role in obtaining local regulatory approvals, especially in Europe. We currently have an in-office regulatory affairs representative who is responsible for coordinating local and international approvals as well as our ISO:9001 and ISO:13485 (medical device).
Costs and Effects of Compliance with Environmental Laws and Regulations
     We are not in a business that involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property that could lead to liability as a landowner. Therefore, we do not anticipate that there will be any substantial costs associated with the compliance of environmental laws and regulations.
Employees
     We currently retain 23 full-time employees in Belgium. We currently have one employee, operating as a consultant, in the United States. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker, our Chief Financial Officer. Our employment agreement with Mr. Judd Hoffman was terminated in July 2006 pursuant to an Employment Severance Agreement. In the future, we will attempt to hire additional employees as needed based on our growth rate.

ITEM 2 — DESCRIPTION OF PROPERTY
     The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine-year lease commencing December 20, 2001 at a base rent of €6,838 per month ($9,140 per month at March 31, 2007). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled €3,245 ($4,207) for calendar year 2006. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2007 is $400,551.
ITEM 3 — LEGAL PROCEEDINGS
     To the best knowledge of management, there are no material legal proceedings pending against the Company.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted for shareholders vote during the fourth quarter.

PART II
ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     Our common stock is traded on the Over the Counter Bulletin Board under the symbol REMI. Prior to June 3, 2005, our common stock is traded on the Over the Counter Bulletin Board under the symbol REMM and prior to September 1, 2001 our common stock was traded on the pink sheets included under the symbol REMM.
     The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2005	$3.00	$0.94
Quarter ended September 30, 2005	$4.00	$1.78
Quarter ended December 31, 2005	$4.00	$2.46
Quarter ended March 31, 2006	$2.75	$2.43
Quarter ended June 30, 2006	$2.75	$1.80
Quarter ended September 30, 2006	$2.10	$1.40
Quarter ended December 31, 2006	$1.80	$0.95
Quarter ended March 31, 2007	$2.05	$1.39
     Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.
Stockholders
     As of July 9, 2007, the number of stockholders of record was 225, not including beneficial owners whose shares are held by banks, brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
     As of March 31, 2007, we had two equity compensation plans approved by our stockholders (1) our Incentive and Nonstatutory Stock Option Plan enacted in 2001 (the “2001 Plan”), and (2) our 2004 Incentive and Nonstatutory Stock Option Plan (the “2004 Plan”). Our shareholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. Our stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.

     In addition to the equity compensation plans approved by our stockholders, we have issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders. These options and warrants have been issued in exchange for services or goods received by us.
     The following table provides aggregate information as of March 31, 2007 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	433,166	$2.22	616,834

Equity Compensation Plans not approved by security holders	297,298	$1.50	NA

Total	730,464	$1.93	616,834
ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.
     Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report. This section should be read in conjunction with our consolidated financial statements.

Overview
     We design, develop, manufacture and distribute cosmetic dentistry products. Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we have developed a family of teeth whitening products for both professional and “Over-The-Counter” use, that are distributed in Europe, Asia and the United States. We manufacture many of our products in its facility in Deurle, Belgium as well as outsourced manufacturing in China. We distribute our products using both its own internal sales force and through the use of third party distributors. As a result of this approach, in just four years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.
     For the fiscal years ending March 31, 2003 through 2007, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which had experienced substantial growth in its revenues.
     Our products can be generally classified into the following categories: professional dental products and “Over-The Counter” tooth whitening products. In the fall of 2006, we launched a proprietary veneer technology product line called GlamSmile™. GlamSmile veneers are ultra thin claddings made from a mixture of a hybrid composite and porcelain materials which are attached to the front of the patient’s teeth. Because GlamSmile veneers are so thin, the dentist does not need to remove healthy tooth structure leaving the patient’s healthy tooth structure intact results in several important benefits: (i) no local anaesthesia is required to prepare the teeth; (ii) reduced (if any) tooth sensitivity post-procedure; and (iii) the process is reversible. In addition, in the three months ended March 31, 2006, a variation of our MetaTray® product named iWhite® was introduced to our global retail distribution network. We introduced MetaTray in August 2005, our next generation of products targeted for the professional dentist market. MetaTray is a completely self-contained whitening system that can be administered by dentists.
     Our products are distributed utilizing our Distributor Assisted Marketing programs. As a result of this approach, in just four years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.
     During the second half of the fiscal year ended March 31, 2006, we established sales offices in Singapore to service the Asian market. In conjunction with the establishment of the office in Singapore, we formed a wholly owned subsidiary, Remedent Asia Pte Ltd. Although sales in Singapore have taken time to materialize, we believe progress is being made in establishing market share in this region.
     In June 2007, we completed a private placement of 5,600,000 shares of our common stock at $1.25 per share and warrants to purchase up to 4,200,000 shares of common stock at an exercise price of $1.55 per share to certain institutional and accredited investors for an aggregate purchase price of $7,000,000, of which we received gross proceeds of approximately $6,200,000.
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
Impairment of Long-Lived Assets
     Long-lived assets consist primarily of property and equipment and patents. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2007, we believed there was no impairment of our long-lived assets.
Pervasiveness of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates estimates and judgments, including those related to revenue, bad debts, inventories, fixed assets, intangible assets, stock based compensation, income taxes, and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes reasonable in the circumstances. The results form the basis for making judgments about the carrying vales of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Stock Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on January 1, 2006 and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on our results of operations. For the year ended March 31, 2007, equity compensation in the form of stock options and grants of restricted stock totaled $221,959. For the year ended March 31, 2006, equity compensation in the form of stock options totaled $113,709.
Recent Accounting Pronouncements
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

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of April 1, 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position and results of operation.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 did not have any impact on the Company’s financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The implementation of SAB No. 108 did not have any impact on the Company’s financial position and results of operations.

Results of Operations
     Comparative details of results of operations for the years ended March 31, 2007 and 2006 as a percentage of sales are as follows:

	2007	2006

NET SALES	100.00%	100.00%
COST OF SALES	50.07%	51.56%

GROSS PROFIT	49.93%	48.44%

OPERATING EXPENSES
Research and development	5.12%	15.61%
Sales and marketing	13.31%	16.26%
General and administrative	49.26%	57.28%
Non-cash restructuring	0.00%	10.33%
Depreciation and amortization	3.14%	1.45%

TOTAL OPERATING EXPENSES	70.83%	100.93%

INCOME (LOSS) FROM OPERATIONS	(20.89)%	(52.49)%

Other income (expense)	(1.51)%	(1.01)%
INCOME (LOSS) BEFORE INCOME TAXES	(22.41)%	(53.50)%
Income tax benefit (expense)	0.00%	(0.93)%

NET INCOME (LOSS)	(22.41)%	(52.57)%

Net Sales
     Net sales decreased by approximately 10% to $6,676,365 in the year ended March 31, 2007 as compared to $7,393,948 in the year ended March 31, 2006. The decrease in sales was due to the less than anticipated acceptance of our Meta tray products in the United States market utilizing this direct sales approach to which we had to transition to a strategy similar to our Distributor Assisted Marketing programs as utilized in Europe. The decrease is also the result of the character of the OTC market as the original sell-ins of the products in the 3 months ending March 31, 2006 has now been replaced by re-orders in the 3 months ending March 31, 2007, which are by nature at lesser volumes than the original sell-ins. Finally, over the last year ending March 31, 2007 the Company re-organized its Dental Sales Team which had, however minor, an impact on the dental sales. By the end of the fiscal year, ending March 31, 2007, this re-organization was completed.
Cost of Sales
     Cost of sales decreased approximately 12 % to $3,342,716 in the year ended March 31, 2007 as compared to $3,812,463 in the year ended March 31, 2006. The decrease in cost of sales is attributable to the decrease in sales for the current fiscal year. Accordingly, cost of sales, as a percentage of net sales, decreased from 52% for the year ended March 31, 2006 to 50% for the year ended March 31, 2007.
     Although we have experienced an increase in certain of our raw materials costs, we achieved a status quo, and even a slight decrease in our overall cost of sales, due to an increase in our in-house manufacturing capacity which is at a lower cost compared to outsourced third party manufacturing. Finally, we have completed negotiations with new suppliers of raw materials, to reduce the dependence on some existing key suppliers and as a result have obtained more advantageous raw material pricing for comparable and improved quality. We closely monitor and are continuously looking for new strategies to optimize and improve our cost efficiencies.

Gross Profit
     Our gross profit decreased by $247,836 or 7%, to $3,333,649 for the fiscal year ended March 31, 2007 as compared to $3,581,485 for the year ended March 31, 2006 as a result of decreased sales. However, our gross profit as a percentage of sales increased by 2% from 48 % to 50 % compared to the year ended March 31, 2006 and the year ended March 31, 2007. The increase in gross profit is the result of the decrease in cost of sales as discussed above.
Operating Expenses
     Research and Development. Our research and development expenses decreased $812,133 to $341,764 for the year ended March 31, 2007 as compared to $1,153,897 for the year ended March 31, 2006, a decrease of 337%. The principal reason for this decrease is the earlier than anticipated completion of consultancy services with respect to the development of our MetaTray and iWhite products. Terms of the January 1, 2006 consultancy agreement provided for a monthly fee of $25,000, the immediate grant of 200,000 shares of the Company’s restricted common stock, and the grant of 150,000 options to purchase shares of the Company’s common stock which are fully vested.
     Sales and marketing costs. Our sales and marketing costs decreased $313,335 or 26%, to $888,810 for the year ended March 31, 2007 as compared to $1,202,145 for the year ended March 31, 2006. The reason for this decrease is largely due to the costs related to our sales office located in Los Angeles, California which was re-organized during the second half of the fiscal year ending March 31, 2007. We have changed our US sales strategy from direct to indirect. Rather than create our own distribution channels we intend to establish relationships with companies that have existing distribution channels. We believe that this change in strategy will result in a higher contribution from our U.S. efforts.
     General and administrative costs. Our general and administrative costs for the year ended March 31, 2007 and 2006 where $3,288,723 and $4,235,292, respectively, representing a decrease of $946,569 or 22%. The decrease in general and administrative costs for the year ended March 31, 2007 as compared to the prior year is the result of improving our cost effectiveness of our business in general on a continuous basis. For the year ended March 31, 2006, costs were involved concerning the private placement which took place during mid 2005, resulting in an additional non-cash cost of approximately $764,151 to MDB Capital Group LLC, costs that did not re-occur during the year ended March 31, 2007. Finally, the change in sales strategy concerning our Los Angeles Office resulted in a decrease of general and administrative costs, due to the internal re-organization that was completed.
     Depreciation and amortization. Our depreciation and amortization increased $102,118 or 95%, to $209,340 for the year ended March 31, 2007 as compared to $107,222 for the year ended March 31, 2006. The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity. This investment allowed us to streamline and improve production significantly with resultant increases in capacity and quality as well as decreased costs. Secondly, initial investments have been made in updating and modernizing our Dental Lab, to bring it to a higher professional Level. With the investments we have made to date, our lab is now ready to support the first cases of veneers and provide a higher level of support for the sales team.
     Net interest expense was $176,344 for the year ended March 31, 2007 as compared to $124,195 for the year ended March 31, 2006, an increase of $52,149. Included in interest expense for the year ended March 31, 2006 is $100,000 of non-cash interest equal to the value of the beneficial conversion feature on a $100,000 note payable that was converted to common stock on June 3, 2005. Not including the $100,000 non cash interest described in the preceding sentence, interest expense increased by the end of the year ended March 31, 2007 by $152,149 from $24,195 for the year ended March 31, 2006 to $176,344 for the year ended March 31, 2007 as a result of increased utilization of our available bank credit line.

Liquidity and Capital Resources
     Our balance sheet at March 31, 2007 reflects cash and cash equivalents of $126,966 as compared to $332,145 as of March 31, 2006, a decrease of $205,179. Net cash used by operations was $659,307 for the year ended March 31, 2007 as compared to net cash used by operations of $3,013,455 for the year ended March 31, 2006, a decrease year to year of $2,354,148 in cash used by operations. This decrease in cash used by operations is attributable primarily to the decrease in net loss from $3,887,302 in fiscal 2006 to $1,496,049 in fiscal 2007, a decrease of $2,391,253. Also, cash used in operations was affected significantly by significant changes in accounts receivables and inventories. During the year ended March 31, 2007 accounts receivable and inventory provided $870,014 and $476,814 in cash. While during the year ended March 31, 2006 both accounts receivable and inventory used approximately $1.9 million in operating cash as a result of significant increases in inventory and accounts receivable as of March 31, 2006 both of which were attributable to initial shipments of the iWhite products to our new distributors in March 2006 as well as inventories of iWhite and MetaTray products to be shipped in the June 2006 quarter.
     Net cash used by investing activities was $315,104 for the year ended March 31, 2007 as compared to net cash used by investing activities of $344,974 for the year ended March 31, 2006. Cash used in investing activities in the year ended March 31, 2007 was for equipment purchases, net of equipment acquired through capital lease of $157,503, totaling $385,866 attributable to the investment in our production facility (new electric cabling, upgraded compressors and related costs), investments made to full file ISO 9001 and 13485 Medical Device Certificate demands (Air conditioned warehouse capability, chemical resistant floor in production facility and related costs), initial investments in a basic Dental Lab, additional investments for molding and office equipment and construction works in our Belgium HQ as a result of our increased staffing in Belgium; which was partially offset by a return of $70,762 of cash used to secure a credit card merchant account facility in the United States. Cash used in investing activities in the year ended March 31, 2006 was primarily for equipment purchases, net of equipment acquired through capital leases of $85,231, totaling $276,324 attributable to the purchase of manufacturing equipment related to our expansion of our in house manufacturing capability and office equipment as a result of our increased staffing in all three locations, Belgium; Los Angeles, Ca; and Singapore.
     Net cash provided by financing activities totaled $939,988 for the year ended March 31, 2007 as compared to net cash provided by financing activities of $3,649,111 for the year ended March 31, 2006. The decrease in net cash provided from financing activities is primarily because we completed a private placement in 2006 the net proceeds of which totaled $3,200,081. Net advances under our credit line for the year ended March 31, 2007 were $837,180 versus net advances received in the year ended March 31, 2006 of $599,913.
     On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a € 500,000 general line of credit. The latest amendment to the Facility, dated September 1, 2006, amended and decreased the mixed-use line of credit to €2,050,000. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. is currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2007 and March 31, 2006, Remedent N.V. had, in the aggregate, $1,530,276 and $605,200 advances outstanding, respectively, under this mixed-use line of credit facility.
     During the next twelve months, cash raised from our recent private placement (which occurred in June 2007, subsequent to our year ended March 31, 2007) will be used to finance our current liabilities, reduce the Facility at Fortis Bank and fund our future investments, largely related to our GlamSmile product.

     During the years ended March 31, 2007 and March 31, 2006, we recognized a (decrease)/increase in cash and cash equivalents of $(170,756) and $1,021, respectively, from the effect of exchange rates between the Euro and the US Dollar.
Risks Relating To Our Business
We have a history of losses and we could suffer losses in the future.
     With the exception of a small profit of $16,149 on revenue of $5,234,855 for the fiscal year ended March 31, 2004, we have incurred substantial losses. Our losses were $1,963,806 on revenue of $733,853 for the fiscal year ended March 31, 2002; $1,006,374 on revenue of $1,969,144 for the fiscal year ended March 31, 2003; $103,428 on revenues of $7,072,300 for the fiscal year ended March 31, 2005; $3,887,302 on revenues of $7,393,948 for the year ended March 31, 2006 and $1,496,049 on revenues of $6,676,365 for the fiscal year ended March 31, 2007.
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
     In addition, our research and development expenses for the year ended March 31, 2007 were $341,764 compared to $1,153,897 for the year ended March 31, 2006, which is a decrease of $812,133, or 337%, over the prior fiscal year. The principal reason for this decrease was the result of a settlement agreement and release reached with an individual who had been assisting in development of our MetaTray® and iWhite® products. As consideration for past services performed by this individual and the release of any and all claims under this individual’s prior agreements with us, we (i) issued two hundred thousand (200,000) shares of our restricted common stock pursuant to the terms and conditions of a Stock Purchase

Agreement, and; (ii) issued to this individual options to purchase 150,000 shares of our common stock. Due to a subsequent Settlement Agreement and Release with this individual (“Settlement Agreement”), it was agreed that the prior agreement was terminated and we agreed to pay this individual $65,000 in settlement of all accounts which was recorded as an expense as of the date of the Settlement Agreement and he in turn agreed to the cancellation of his options to purchase 150,000 shares of our common stock in exchange for certain product rights that we elected not to pursue.
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
     In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended March 31, 2008 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-

Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.
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
     We launched our MetaTray® products in August 2005, iWhite® in March 2006, GlamSmile™ in the fall of 2006 and the Reme)sense Tray and Foam Strips in the three months ending March 31, 2007. Our success will depend in large part on our ability to successfully market our line of products and our ability to receive all regulatory approvals. Although we intend to differentiate our products from our competitors by targeting different channels of distribution, no assurances can be given that we will be able to successfully market our products or achieve consumer acceptance. Moreover, failure to successfully develop, manufacture and commercialize our products on a timely and cost-effective basis will have a material adverse effect on our ability to compete in our targeted market segments. In addition, medical and dental insurance policies generally do not cover teeth whitening procedures, including our products, which may have an adverse impact upon the market acceptance of our products.
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
     On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a € 500,000 general line of credit. The latest amendment to the Facility, dated September 1, 2006, amended and decreased the mixed-use line of credit to €2,050,000. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. is currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2007 and March 31, 2006, Remedent N.V. had, in the aggregate, $1,530,276 and $605,200 advances outstanding, respectively, under this mixed-use line of credit facility.
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
     Our operations are primarily in Belgium and 92% of our sales for the fiscal year end March 31, 2007 were generated from customers outside of the United States, compared to 94 % of our sales for the fiscal year ended March 31, 2006. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products. In addition, we are subject to risks inherent in international business activities, including:
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
     As of July 9, 2007, our present directors and executive officers, and their respective affiliates beneficially owned approximately 51% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days of July 9, 2007. As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.
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
ITEM 7 — FINANCIAL STATEMENTS
     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.
ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

Changes in internal control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Information regarding our directors appears under “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed (the “Proxy Statement”). Information regarding our executive officers appears under “Executive Officers” in our Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information regarding our Audit Committee and our Audit Committee’s financial expert appears under “Audit Committee Report” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.
     There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.
ITEM 10 — EXECUTIVE COMPENSATION
     Information about compensation of our named executive officers appears under “Executive Compensation” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.
ITEM 13. EXHIBITS
     The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     On March 29, 2006, the Company engaged PKF Bedrijfsrevisoren, Antwerp, Belgium (“PKF”) as the company’s independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2006. On March 21, 2007, the board of Directors authorized engaging PKF as the Company’s independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2007.
     Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2007 and the review of our quarterly reports for such years, amounted to approximately $40,847 paid to PKF. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2006 and the review of our quarterly reports for such years, amounted to approximately $34,000 paid to PKF.
     Audit Related Fees. For the years ended March 31, 2007 and March 31, 2006, we paid $1,536 and $0 to PKF for other audit related fees.
     Tax Fees. For the years ended March 31, 2007 and March 31, 2006, we paid no fees to PKF for tax fees.
     All Other Fees. For the years ended March 31, 2007 and March 31, 2006, we paid no fees to PKF for any non-audit services.
     The above-mentioned fees are set forth as follows in tabular form:

	2007	2006
Audit Fees	$40,847	$34,000
Audit Related Fees	$1,536	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
     The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant for the year ended March 31, 2007.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: July 13, 2007	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: July 13, 2007	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 13, 2007	/s/ Robin List
Robin List — Chief Executive Officer and Director

Dated: July 13, 2007	/s/ Guy De Vreese
Guy De Vreese — Chairman of the Board of Directors

Dated: July 13, 2007	/s/ Stephen Ross
Stephen Ross — Secretary and Director

Dated: July 13, 2007	/s/ Fred Kolsteeg
Fred Kolsteeg — Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (7)

4.2	Form of Subscription Agreement (5)

4.3	Form of Warrant for Common Stock (5)

4.4	Form of Registration Rights Agreement (5)

4.5	Form of Warrant for Unit (8)

4.6	Form of Warrant for Common Stock (17)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

Exhibit No.	Description

10.2	2004 Incentive and Nonstatutory Stock Option Plan (8)

10.3	Exchange Agreement by and among Remedent, Inc. and Lausha, N.V. and Robin List dated June 3, 2005 (2)

10.4	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005, subject to General Terms and Conditions (6)

10.5	Exclusive License Agreement between Remedent, Inc. and Dan Darnell dated October 11, 2004 (6)

10.6	Amendment to Development Agreement between Remedent, Inc. and P. Michael Williams dated August 4, 2004 (6)

10.7	Option Agreement between Remedent, N.V. and Lident NV dated July 6, 2004 (6)

10.8	Development Agreement between Remedent, Inc. and P. Michael Williams dated March 15, 2004 (6)

10.9	Convertible Promissory Note dated March 23, 2004 (3)

10.10	Letter Agreement by and between MDB Capital Group, Inc. and Remedent, Inc. dated September 22, 2003 (6)

10.11	Stock Purchase Agreement with Dental Advisors, dated September 14, 2001 (1)

10.12	Asset Purchase Agreement for IMDS, dated January 15, 2001 (1)

10.13	Stock Purchase Agreement, dated January 11, 2002 (1)

10.14	Stock Purchase Agreement, dated May 1, 2002 (1)

10.15	Securities Purchase Agreement dated July 6, 2005 (5)

10.16	Registration Rights Agreement dated July 6, 2005 (5)

10.17	Warrant dated July 6, 2005 (5)

10.18	Amendment to Warrant (8)

10.19	Employment Agreement between Remedent N.V. and Philippe Van Acker (7)

10.20	Agreement between Remedent N.V. and Omega Pharma NV dated as of September 9, 2003(8)

10.21	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated September 24, 2003 (7)

Exhibit No.	Description

10.22	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated February 4, 2004 (7)

10.23	Lease Agreement dated December 20, 2001 (7)

10.24	Consulting Agreement between Remedent, Inc., and P. Michael Williams dated February 10, 2006 (9)

10.25	Consulting Agreement between Remedent, Inc. and Pierre Fabre Medicament S.A. dated December 21, 2005 (10)

10.26	Agreement between Remedent N.V, and Chefaro Pharma Italia S.R.L. dated February 15, 2006 (11)

10.27	Exclusive License and Distribution Agreement between Remedent and Dream Life dated March 22, 2006 (12)

10.28	Employment Agreement between Remedent, Inc. and Judd D. Hoffman (8)

10.29	Employment Severance Agreement between Remedent, Inc. and Judd D. Hoffman (13)

10.30	Fortis Bank General Lending Conditions for Corporate Customers (“General Terms and Conditions”) (14)

10.31	Line of Credit Agreement by and between Remedent, N.V. and Fortis Bank dated September 8, 2004, subject to the General Terms and Conditions (14)

10.32	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated March 13, 2006, subject to the General Terms and Conditions (15)

10.33	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated September 1, 2006, subject to the General Terms and Conditions (16)

10.34	Purchase Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (17)

10.35	Registration Rights Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (17)

14.1	Code of Ethics, adopted March 25, 2003 (4)

21.1	List of Subsidiaries (8)

23.1	Consent of PKF Bedrijfsrevisoren, Antwerp, Belgium

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

Exhibit No.	Description

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form 10-KSB/A filed with the SEC on February 8, 2005.

(4)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(5)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.

(7)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(8)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005

(9)	Incorporated by reference from Form 8-K filed with the SEC on February 16, 2006.

(10)	Incorporated by reference from Form 10-QSB filed with the SEC on February 21, 2006.

(11)	Incorporated by reference from Form 8-K filed with the SEC on February 22, 2006.

(12)	Incorporated by reference from Original Filing on Form 10-KSB filed with the SEC on July 14, 2006.

(13)	Incorporated by reference from Form 10-QSB filed with the SEC on August 21, 2006.

(14)	Incorporated by reference from Form 10-KSB/A2 filed with the SEC on June 11, 2007.

(15)	Incorporated by reference from Form 10-KSB/A filed with the SEC on June 11, 2007.

(16)	Incorporated by reference from Form 10-QSB/A filed with the SEC on June 11, 2007.

(17)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Bedrijfsrevisoren
INDEPENDENT AUDITORS’ REPORT
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
To the Board of Directors and Stockholders of Remedent, Inc.:
We have audited the accompanying consolidated balance sheets of Remedent, Inc. as of March 31, 2007 and March 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive loss for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2007 and March 31, 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
Antwerp — Belgium, 12 July 2007
PKF bedrijfsrevisoren
Statutory Auditors
Represented by

/s/ Ria Verheyen
Registered Auditor

Tel +32 (0)3 235 66 66 / Fax +32 (0)3 235 22 22 / antwerpen@pkf.be / www.pkf.be
PKF bedrijfsrevisoren CVBA / burgerlijke vennootschap met handelsvorm
Potvlietlaan 6 / 2600 Antwerpen / BTW BE 0439 814 826 / RPR Antwerpen
The PKF International Association is an association of legally independent firms.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,966	$332,145
Cash, restricted	—	70,762
Accounts receivable, net of allowance for doubtful accounts of $79,996 at March 31, 2007 and $74,133 at March 31, 2006	1,724,121	2,370,846
Inventories, net	1,132,941	1,470,553
Prepaid expense	668,421	335,111

Total current assets	3,652,449	4,579,417

PROPERTY AND EQUIPMENT, NET	589,623	317,361
OTHER ASSETS
Patents, net	135,894	166,166

	135,894	166,166

TOTAL ASSETS	$4,377,966	$5,062,944

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion, long term debt	$43,499	$12,641
Line of Credit	1,530,276	605,200
Notes payable	11,282	31,282
Accounts payable	1,441,502	1,632,449
Accrued liabilities	412,435	601,042
Due to related parties	50,536	58,958
Income taxes payable	—	103,001

Total current liabilities	3,489,530	3,044,573

LONG TERM DEBT	152,343	60,998

STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 12,996,245 shares issued and outstanding at March 31, 2007 and 12,764,112 shares issued and outstanding at March 31, 2006 )	12,996	12,764
Additional paid-in capital	11,904,000	11,624,234
Accumulated deficit	(11,147,600)	(9,651,551)
Common stock subscribed, not issued	—	200
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(33,303)	(28,274)

Total stockholders’ equity (deficit)	736,093	1,957,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,377,966	$5,062,944

COMMITMENTS (Note 20)
SUBSEQUENT EVENT (Note 21)
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	March 31,
	2007	2006
Net sales	$6,676,365	$7,393,948
Cost of sales	3,342,716	3,812,463

Gross profit	3,333,649	3,581,485

Operating Expenses
Research and development	341,764	1,153,897
Sales and marketing	888,810	1,202,145
General and administrative	3,288,723	4,235,292
Non cash restructuring expense	—	764,151
Depreciation and amortization	209,340	107,222

TOTAL OPERATING EXPENSES	4,728,637	7,462,707

INCOME (LOSS) FROM OPERATIONS	(1,394,988)	(3,881,222)

OTHER INCOME (EXPENSES)
Interest expense	(176,344)	(24,195)
Non cash interest expense	—	(100,000)
Other income	75,283	49,427

TOTAL OTHER INCOME (EXPENSES)	(101,061)	(74,768)

INCOME (LOSS) BEFORE INCOME TAXES	(1,496,049)	(3,955,990)
Income tax (expense) benefit	—	68,688

NET LOSS	$(1,496,049)	$(3,887,302)

LOSS PER SHARE
Basic and fully diluted	$(0.12)	$(0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	12,971,795	11,122,754

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

			Additional		Common
			Paid in	Accumulated	Stock	Treasury
	Shares	Amount	Capital	Deficit	Subscribed	Stock	Other	Total
		$	$	$	$	$	$	$
Balance, March 31, 2005	2,176,225	2,176	5,427,289	(5,764,249)	—	—	60,874	(273,910)
Common stock issued for 78% equity interest in Remedent NV	7,715,703	7,716	1,170,876	—	—	—	—	1,178,592
Common Stock issued to MDB Capital for conversion of $100,000 note payable including $10,000 accrued interest and $100,000 non cash interest as a result of stock valuation	197,839	198	209,802	—	—	—	—	210,000
Common Stock issued to MDB Capital for consulting fees	247,298	247	395,430	—	—	—	—	395,677
Warrants issued to MDB Capital for consulting fees		—	368,474	—	—	—		368,474
Common stock issued by private placement	2,520,661	2,521	3,197,560	—	—	—		3,200,081
Common stock to be issued for development services	—	—	519,800	—	200			520,000
Stock options issued for development services	—	—	361,500	—	—			361,500
Value of stock options issued to employees		—	113,709	—	—			113,709
Treasury stock received as repayment of related party loan	—	—	—	—	—	(140,300)	—	(140,300)
Treasury stock retired and cancelled	(93,533)	(94)	(140,206)	—	—	140,300		—
Common stock fractional shares cancelled in reverse split	(81)	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	(89,148)	(89,148)
Net loss	—	—	—	(3,887,302)	—	—	—	(3,887,302)

Balance, March 31, 2006	12,764,112	12,764	11,624,234	(9,651,551)	200	—	(28,274)	1,957,373

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

			Additional
			Paid in	Accumulated	Common Stock	Treasury
	Shares	Amount	Capital	Deficit	Subscribed	Stock	Other	Total
		$	$	$	$	$	$	$
Balance, March 31, 2006, carried forward	12,764,112	12,764	11,624,234	(9,651,551)	200	—	(28,274)	1,957,373
Common stock issued for development services	200,000	200	—	—	(200)	—
Common stock issued on conversion of convertible debentures	32,133	32	57,807	—	—	—	—	57,839
Value of stock options issued to employees	—	—	221,959	—	—	—	—	221,959
Cumulative translation adjustment	—	—	—	—	—	—	(5,029)	(5,029)
Net loss	—	—	—	(1,496,049)	—	—	—	(1,496,049)

Balance, March 31, 2007	12,996,245	12,996	11,904,000	(11,147,600)	—	—	(33,303)	736,094

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,496,049)	$(3,887,302)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	209,340	105,807
Inventory reserve	—	(23,997)
Allowance for doubtful accounts	(1,813)	(729)
Common Stock issued to MDB Capital for non-cash interest on conversion of $100,000 note payable	—	100,000
Common Stock issued to MDB Capital for consulting fees	—	395,677
Warrants issued to MDB Capital for consulting fees	—	368,474
Stock issued upon conversion of convertible debentures	25,706	—
Common stock to be issued for development services	—	520,000
Stock options issued for development services	—	361,500
Value of issued stock options to employees	221,959	113,709
Changes in operating assets and liabilities:
Accounts receivable	870,014	(972,084)
Due from related party	—	4,159
Inventories	476,814	(917,006)
Prepaid expenses	(297,844)	(155,188)
Accounts payable	(336,606)	791,888
Accrued liabilities	(220,360)	261,969
Deferred revenue	—	(17,457)
Income taxes payable	(110,468)	(62,875)

Net cash used by operating activities	(659,307)	(3,013,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in restricted cash	70,762	(70,762)
Decrease (increase) in other current assets	—	119,983
Purchase of patent rights	—	(117,871)
Purchases of equipment	(385,866)	(276,324)

Net cash used by investing activities	(315,104)	(344,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	—	3,200,081
Proceeds from capital lease note payable	151,402	—
Principal payments on capital lease note payable	(40,171)	—
Note payments — related parties	(8,422)	—
Note payments-unrelated parties	—	(150,883)
Proceeds from (repayments of) line of credit	837,180	599,913

Net cash provided by financing activities	939,988	3,649,111

NET (DECREASE) INCREASE IN CASH	(34,423)	290,682
Effect of exchange rate changes on cash and cash equivalents	(170,756)	1,021
CASH AND CASH EQUIVALENTS, BEGINNING	332,145	40,442

CASH AND CASH EQUIVALENTS, ENDING	$126,966	$332,145

Supplemental Information:
Interest paid	$111,493	$23,527

Income taxes paid	$0	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL NON-CASH INVESTING
AND FINANCING ACTIVITIES:
(a) On June 3, 2005, the Company issued 7,715,703 shares of its common stock in exchange for 78% of the stock of Remedent N.V., a commonly controlled subsidiary and the $1,178,592 minority interest associated with this 78% interest as of the closing of the transaction was recorded by the Company as additional paid in capital ($1,170,876) and common stock ($7,716). (Refer to Note 3 for other non-cash activities.)
(b) On June 3, 2005 a $100,000 note payable issued by the Company on March 23, 2004 the Christopher T. Marlett Living Trust (“Marlett Note”) converted to 197,839 shares of common stock pursuant to its terms which required automatic conversion contingent upon successful completion of the Company’s corporate restructuring. The Company recognized the value of the beneficial conversion feature of the Marlett Note equal to the difference between the effective conversion price, $0.57 per share, and the fair market value of the Company’s common stock as of the date of the Marlett Note was issued ($1.60 per share as of March 23, 2004) as additional interest expense as of the date of the conversion, not to exceed the amount of the proceeds received from the Marlett Note. Accordingly, the Company recorded $100,000 in additional non-cash interest expense as of June 3, 2005.
(c) Effective July 13, 2005, the Company’s Board of Directors approved the repayment of a €115,000 advance to Dental Marketing Development N.V. (“DMD”), a company owned and operated by Guy De Vreese which later merged with Lident N.V., another company controlled by Mr. De Vreese, in exchange for 93,533 shares of the Company’s common stock held by Lident valued at $1.50 per share based upon a principal amount of €115,000 and a conversion rate of $1.22 to the Euro. The 93,533 shares of common stock received have been cancelled and were available for reissue as of March 31, 2006.
(d) On July 31, 2006, the Company issued 32,133 shares of its common stock in exchange for $20,000 in convertible debentures and accrued interest of $12,133. The difference between the conversion price of $1.00 per share and the market value of the common stock exchanged valued at $1.80 per share totaled $25,706 and was charged to interest expense.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended
	March 31,
	2007	2006
Net Loss	$(1,496,049)	$(3,887,302)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(5,029)	(89,148)

Comprehensive loss	$(1,501,078)	$(3,976,450)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the quarter ended March 31, 2002, through the Company’s Belgium based subsidiary, Remedent N.V., the Company initiated its entrance into the high technology dental equipment market. Since that time, the majority of the Company’s operations have been conducted through its subsidiary, Remedent N.V. For the last five fiscal years, substantially all of the Company’s revenue has been generated by Remedent N.V., which has become a provider of cosmetic dentistry products, including a full line of professional dental and retail “over-the-counter” tooth whitening products in Europe. Because the controlling stockholders of Remedent N.V. consisted of the Company’s executive officers or companies owned by these executive officers, the Company has always had effective “control” over Remedent N.V., as defined by APB 51 “Consolidated Financial Statements,” even though it owned only twenty two percent (22%) of this subsidiary.
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
Basis of Presentation
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2007, management believes there was no impairment of the Company’s long-lived assets.
Pervasiveness of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates estimates and judgments, including those related to revenue, bad debts, inventories, fixed assets, intangible assets, stock based compensation, income taxes, and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes reasonable in the circumstances. The results form the basis for making judgments about the carrying vales of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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
The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $13,366 at March 31, 2007 and $12,104 at March 31, 2006.
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

Advertising
Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2007 and 2006, advertising expense was $350,793 and $581,047, respectively.
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
Warranties
The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $20,049 and $18,156 as of March 31, 2007 and March 31, 2006, respectively.
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
Computation of Earnings (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share attributable to common stockholders assuming dilution is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is anti-dilutive.
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
The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of losses of $(5,029) and $(89,148) for the years ended March 31, 2007 and 2006, respectively. These amounts have been recorded as a separate component of stockholders’ deficit.
Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally resulted in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on the Company’s results of operations. For the year ended March 31, 2007, equity compensation in the form of stock options and grants of restricted stock totaled $221,959.
Impact of New Accounting Standards
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of April 1, 2007. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position and results of operation.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 did not have any impact on the Company’s financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The implementation of SAB No. 108 did not have any impact on the Company’s financial position and results of operations.
3. CORPORATE RESTRUCTURING — 2006
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
 Non-cash Fees for Financial Advisory Services
 Also upon completion of the foregoing transactions, MDB, for financial advisory services rendered to the Company in connection with the Company’s corporate restructuring, was entitled to receive shares of the Company’s common stock equal to 2.5% the issued and outstanding shares as of June 3, 2005 restructuring and five year common stock purchase warrants equal to another 2.5% of the Company’s outstanding shares as of June 3, 2005 that will be exercisable beginning sixty (60) days after June 3, 2005 with an exercise price of $1.20 per share. Accordingly, as of June 3, 2005, the Company was obligated to issue to MDB or its designee, 247,298 shares of the Company’s common stock and 247,298 five year common stock purchase warrants. The market value of the Company’s common stock on June 3, 2005 was $1.60 per share, resulting in a value attributable to the stock issued to MDB of $395,677. The value of the warrants, determined in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.52, a risk free interest rate of 6.0% and an expected life for the warrants of five years, is $1.49 per warrant, for a total for the warrants of $368,474. Accordingly the Company recognized a non-cash restructuring expense as of June 3, 2005 of $764,151.

4. PRIVATE PLACEMENT
On July 20, 2005 the Company completed a private placement of 2,520,661 Units for an aggregate offering price of $3,780,985 (the “Offering”). Each Unit consists of one share of restricted Common Stock (the “Shares”) and one Common Stock Purchase Warrant (the “Warrants”) at a price of $1.50 per Unit. The Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted Common Stock (the “Warrant Shares”) for $1.75 per Warrant Share. The Company also has the right to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants if the Shares trade on the Over the Counter Bulletin Board or similar market above $3.50 per share for 30 consecutive trading days based upon the closing bid price for the Shares for each trading day (the “Redemption Right”), provided, however, that the Warrant Shares have been registered with the Securities and Exchange Commission (the “SEC”). Once the Redemption Right vests, the Company has the right, but not the obligation, to redeem the Warrants for $0.01 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.
Under the terms of the subscription agreement/purchase agreement and the registration rights agreement, the Company was required to prepare and file with the SEC a registration statement covering the resale of the Shares and the Warrant Shares. The Company has filed such registration statement and it was declared effective by the SEC during October 2005.
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
5. CONCENTRATION OF RISK
Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.
Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2007 two customers accounted for 35% and 10% of the Company’s trade accounts receivable. At March 31, 2006, two customers accounted for 20% and 13% of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.
Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the year ended March 31, 2007, the Company had one supplier who accounted for 38% of gross purchases and four other suppliers who accounted for between 10% and 20% of gross purchases each. For the year ended March 31, 2006, the Company had one supplier who accounted for 28% of gross purchases.
Revenues — For the year ended March 31, 2007 the Company had two customers that accounted for 35% and 10%, respectively, of total revenues. For the year ended March 31, 2006 the Company had two customers that accounted for 20% and 13% respectively, of total revenues.

6. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company’s accounts receivable at year end were as follows:

	March 31, 2007	March 31, 2006

Accounts receivable, gross	$1,804,117	$2,444,979
Less: allowance for doubtful accounts	(79,996)	(74,133)

Accounts receivable, net	$1,724,121	$2,370,846

7. INVENTORIES
Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2007	March 31, 2006

Raw materials	$30,579	$30,538
Components	786,728	1,102,231
Finished goods	329,000	349,888

	1,146,307	1,482,657
Less: reserve for obsolescence	(13,366)	(12,104)

Net inventory	$1,132,941	$1,470,553

8. PREPAID EXPENSES
Prepaid expenses are summarized as follows:

	March 31, 2007	March 31, 2006

Prepaid materials and components	$394,598	$72,106
Prepaid Belgium income taxes	66,830	60,520
Prepaid consulting	66,830	—
VAT payments in excess of VAT receipts	47,260	92,181
Royalties	33,415	30,260
Prepaid trade show expenses	6,523	25,325
Legal	—	16,159
Prepaid rent	7,054	20,712
Other	45,911	17,848

	$668,421	$335,111

9. PROPERTY AND EQUIPMENT
     Property and equipment are summarized as follows:

	March 31, 2007	March 31, 2006

Furniture and Fixtures	$137,560	$94,368
Machinery and Equipment	559,422	167,764
Tooling	188,450	175,950

	885,432	438,082
Accumulated depreciation	(295,809)	(120,721)

Property & equipment, net	$589,623	$317,361

10. LICENSED PATENTS
Teeth Whitening Patents
In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $16,250 of accumulated amortization for this patent as of March 31, 2007. The Company accrues this royalty when it becomes payable to the inventory therefore no provision has been made for this obligation as of March 31, 2007.
Universal Applicator Patent
In September 2004, the Company entered into an agreement with Lident N.V. (“Lident”), a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license an international patent (excluding the US) and worldwide manufacturing and distribution rights for a potential new product which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with the Company. The patent is an Italian patent which relates to a single use universal applicator for dental pastes, salves, creams, powders, liquids and other substances where manual application could be relevant. The Company has filed to have the patent approved throughout Europe. The agreement required the Company to advance to the inventors through Lident a fully refundable deposit of €100,000 subject to the Company’s due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, would be assigned to the Company for additional consideration to the inventors of €100,000 and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit would be repaid in full by Lident. The consideration the Company had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident would not have profited from the exercise of the option. Furthermore, at a meeting of the Company’s Board of Directors on July 13, 2005, the Board accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to the Company in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property. Consequently, when the Company exercises the option, all future payments, other than the reimbursement of costs would be paid directly to the original inventors and not to Lident.
On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent is being amortized over five (5) years and accordingly, the Company has recorded $31,696 of accumulated amortization for this patent as of March 31, 2007.

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
11. LINE OF CREDIT
     On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a € 500,000 general line of credit. The latest amendment to the Facility, dated September 1, 2006, amended and decreased the mixed-use line of credit to €2,050,000. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. is currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2007 and March 31, 2006, Remedent N.V. had, in the aggregate, $1,530,276 and $605,200 advances outstanding, respectively, under this mixed-use line of credit facility.
12. NOTES PAYABLE

	March 31, 2007	March 31, 2006

Convertible Debentures:
Maturity Dates: September 1, 2001 thru February 8, 2002
Interest rate: 10% per annum
Debentures are unsecured
Convertible at 30% of the average trading price (average of bid and ask) for the 30 days immediately prior to the maturity date (1)
Unpaid principal balance	$—	$20,000

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

13. LONG TERM DEBT
On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $85,231). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $157,503). The leases require monthly payments of principal and interest at 7.43% of €1,258 (US$1,681 at March 31, 2007) for the first two leases and 9.72% of € 2,256 (US$ 3,015 at March 31, 2007) and provide for buyouts at the conclusion of the five year term of €2,820 (US$3,769) or 4.0% of original value for the first two contracts and €4,933 (US $ 6,593) or 4.0 % of the original value for the second contract. The book value as of March 31, 2007 and March 31, 2006 of the equipment subject to the foregoing leases are $198,225 and $73,411, respectively.
14. DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
Balances due to related parties consist of the following:

	March 31, 2007	March 31, 2006

Demand loan from a former officer and major stockholder	$50,536	$58,958

	$50,536	$58,958

Borrowings from employees and entities controlled by officers of the Company are, unsecured, non-interest bearing, and due on demand.
Transactions with related parties consisted of the following:
Compensation:
During the years ended March 31, 2007 and 2006 respectively, the Company incurred $748,580 and $708,000 respectively, as compensation for all directors and officers.
Sales Transactions:
One of the Company’s directors owns a minority interest in a client company, IMDS INC., to which goods were sold during the years ended March 31, 2007 and 2006 totaling $476,122 and $38,494 respectively. Accounts receivable at year end with this customer totaled $392,057 and $12,008 as at March 31, 2007 and 2006 respectively.
All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers. Other related party transactions are disclosed in Supplemental Non-Cash Investing and Financing Activities, clause (e), and Note 17.

15. ACCRUED LIABILITIES
Accrued liabilities are summarized as follows:

	March 31, 2007	March 31, 2006

Accrued employee benefit taxes	$260,676	$227,369
Royalties	—	100,000
Commissions	2,834	80,366
Accrued audit and tax preparation fees	27,282	23,500
Reserve for warranty costs	20,049	18,156
Accrued interest	6,180	15,584
Accrued consulting fees	2,528	9,021
Other accrued expenses	92,886	127,046

	$412,435	$601,042

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
The domestic and foreign (“Belgium” and “Singapore”) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2007	March 31, 2006
Domestic	$(1,627,604)	$(3,190,901)
Foreign	131,555	(765,089)

	$(1,496,049)	$(3,955,990)

     The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2007	March 31, 2006
Domestic — Net operating loss carryforward	$3,025,488	$2,533,512
Foreign — Net operating loss carryforward	202,731	244,828

Total	3,228,219	2,778,341
Valuation allowance	(3,228,219)	(2,778,341)

Net deferred tax assets	$—	$—

     The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2007 and March 31, 2006 are as follows:

	March 31, 2007	March 31, 2006
Domestic
Pre tax income	$(1,627,604)	$(3,190,901)
Statutory tax rate	35%	35%

Tax benefit based upon statutory rate	(569,661)	(1,116,815)
Increase in valuation allowance	569,661	1,116,815

Net domestic income tax (benefit)	—	—

Foreign
Pre tax income (loss)	135,101	(765,089)
Statutory tax rate	32%	32%
Tax expense (benefit) based upon statutory rate	43,232	(244,828)
Permanent differences	(43,232)	176,140
Net operating loss	—	—

Net foreign income tax (benefit)	—	(68,688)

Total Income tax (benefit )	$—	$(68,688)

17. EQUITY COMPENSATION PLANS
The Board of Directors and stockholders approved the Nonstatutory Stock Option Plan (the “2001 Plan”) and adopted it on May 29, 2001. The Company has reserved 250,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. Vesting terms of the options range from immediately to five years.
Pursuant to an Information Statement on Schedule 14C mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective June 3, 2005, the Company authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan (“2004 Plan”) reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. This plan became effective as of June 3, 2005 after the Company had completed a one for twenty reverse split.
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

On October 1, 2006, the Company granted to a marketing consultant 25,000 options to purchase the Company’s common stock at a price of $1.80 per share. These options vested immediately upon grant and are exercisable for a period of five years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 91.58%; risk free interest rate of 5% and an average life of 5 years resulting in a value of $1.298 per option granted.
On June 14, 2006, pursuant to an S-8 filed with the SEC, the Company registered 1,150,000 common             shares, pursuant to compensation arrangements.
A summary of the option activity for the years ended March 31, 2007 and 2006 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan
		Weighted		Weighted
	Outstanding	Average	Outstanding	Average
	Options	Exercise Price	Options	Exercise Price

Options outstanding , March 31, 2005	222,500	1.29	—	—
Granted	—	—	475,000	3.76
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—

Options outstanding , March 31, 2006	222,500	$1.29	475,000	$3.76
Granted	—	—	25,000	1.80
Exercised	—	—	—	—
Cancelled or expired	—	—	(289,334)	4.00

Options outstanding, March 31, 2007	222,500	$1.29	210,666	$3.19

Options exercisable March 31, 2007	222,500	$1.29	210,666	$3.19

Exercise price range	$1.00 to $4.00		$2.46 to $4.00

Weighted average remaining life	5.0	years	2.3	years

Shares available for future issuance	27,500		589,334

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))
EqEquity Compensation Plans approved by security holders	433,166	$2.22	616,834
EqEquity Compensation Plans not approved by security holders	297,298	$1.50	NA

	730,464	$1.93	616,834

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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the year ended March 31, 2007, the Company recognized $221,959 (2006 — $113,709) in compensation expense in the consolidated statement of operations
For purposes of proforma disclosures prior to January 1, 2006, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s proforma information follows:

March 31, 2006
Net income (loss):
As reported	$(3,887,302)
Pro forma	$(4,067,302)

Earnings per share:
Basic and fully diluted
As reported	$(0.35)
Pro forma	$(0.37)
18. COMMON STOCK WARRANTS AND OTHER OPTIONS
On February 10, 2006, the Company issued to an individual the right to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.60 per share for a term of five (5) years pursuant to the terms and conditions of a Stock Option Agreement as consideration for past services performed and the release of any and all claims under this individual’s prior agreements with the Company. The 150,000 options have been valued in accordance with the Black-Scholes pricing model utilizing an historic volatility factor of 1.55, a risk free interest rate of 4.5% and an expected life for the options of five years, resulting in a value of $2.41 per option granted for a total for the warrants of $361,500. The value of this option grant was recorded as of December 31, 2005 as a research and development expense.
In November 2006, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) with this individual pursuant to which the prior agreement was terminated. In connection with the Settlement Agreement, the Company agreed to pay this individual $65,000 in settlement of all accounts which was recorded as an expense as of the date of the Settlement Agreement and he in turn agreed to the cancellation of his options to purchase 150,000 shares of the Company’s common stock in exchange for certain product rights that the Company had elected not to pursue.
As of March 31, 2007 and March 31, 2006, the Company has 3,105,651 and 3,371,591 warrants and options, respectively, to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $10.00 per share with expiration dates between January and August 2007 as follows:

		Weighted
	Outstanding	Average Exercise
	Warrants	Price

Warrants and options outstanding , March 31, 2005	201,565	6.16
Granted for services	397,298	1.73
Issued to investors in private placement	2,520,661	1.75
Issued to placement agent for private placement	252,067	1.75
Exercised	—	—
Cancelled or expired	—	—

Warrants and options outstanding , March 31, 2006	3,371,591	$2.01
Granted	—	—
Cancelled or expired	(265,940)	—

Warrants exercisable March 31, 2007	3,105,651	$1.72

Exercise price range	$1.20 to $10.00

Weighted average remaining life	4.74	Years

19. SEGMENT INFORMATION
The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent N.V. The other subsidiaries of the Company have been dormant since inception. Since the Company only has one segment, no further segment information is presented.
Customers Outside of the United States
Sales to customers outside of the United States were 92% and 94% of total sales for the years ended March 31, 2007 and 2006, respectively. The sales were made mostly to customers in countries that are members of the European Union (“EU”).

	March 31, 2007	March 31, 2006

U.S. sales	$561,055	$437,132
Foreign sales	6,115,310	6,956,816

	$6,676,365	$7,393,948

20. COMMITMENTS AND CONTINGENCIES
Real Estate Lease
The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of € 6,838 per month ($9,140 per month at March 31, 2007). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled € 3,245 ($4,207) for calendar year 2006. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2007 is $400,551. Rent expense for the foregoing lease for the year ended March 31, 2007 and March 31, 2006 was $105,276 and $92,706 respectively.
From November 2, 2005 to July 2006, the Company leased an office space in Los Angeles, California on a month to month base. The monthly rent was $4,675.00.

Equipment Lease
In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,343 per month at March 31, 2007). The aggregate rent to be paid over the remaining lease term is $9,403.
Minimum monthly lease payments for real estate, and all other leased equipment for the next four years are as follows based upon the conversion rate for the (Euro) at March 31, 2007.

March 31, 2008	$230,376
March 31, 2009	$200,603
March 31, 2010	$140,929
March 31, 2011	$35,623
21. SEVERANCE AGREEMENT
Effective July 19, 2006, pursuant to an Employment Severance Agreement (the “Agreement”), the Company terminated the services of its Vice President of Worldwide Sales and Operations (the “VPS”).
In accordance with the Agreement the Company allowed 110,666 of the VPS’s options to vest at August 31, 2006. The balance of his options, being 289,334, lapsed upon termination. In conjunction with the terms of the Agreement, the VPS has agreed to (a) a general release of liability and (b) a non-solicitation clause for a term of eighteen (18) months commencing on August 31, 2006. As a result of the foregoing the Company recognized severance costs of $31,731 and compensation expense related to the vesting of the options of $36,329 as of July 19, 2006.
22. SUBSEQUENT EVENTS
On June 25, 2007, the Company completed a private offering of 5,600,000 shares of its common stock, par value $.001 per share at a purchase price of $1.25 per share (the “Shares”) and five year warrants to purchase 4,200,000 shares of common stock, par value $.001 per share, at an exercise price of $1.55 per share (the “Warrants”) to certain institutional and accredited investors, for an aggregate purchase price of $7,000,000 (the “Offering”).
Under the terms of the Offering, the Company has the right to redeem the Warrants for $0.001 per Warrant Share covered by the Warrants if the Shares trade on the OTC Electronic Bulletin Board or similar market above $5.25 per share for 20 consecutive trading days following the initial effective date of the registration statement covering the resale of the Shares and Warrant Shares, based upon the closing bid price for the Shares for each trading day (the “Redemption Right”). Once the Redemption Right vests, the Company has the right, but not the obligation, to redeem the Warrants for $0.001 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.
Under the terms of the Purchase Agreement and the Registration Rights Agreement, the Company is required to prepare and file with the SEC a registration statement covering the resale of the Shares and the Warrant Shares. The Company has agreed to prepare and file a registration statement covering the resale no later than 30 days after the Closing (the “Filing Deadline”). In the event the Company is unable to file a registration statement by the Filing Deadline or the registration statement is not declared effective on or before 90 days from the Closing (120 days from the Closing if the registration statement is reviewed by the SEC) (“Effective Deadline”), then the Company will have to pay liquidated damages equal to 1.5% of the aggregate amount invested by each investor for each 30-day period, or pro rata portion thereof, following the date by which such registration statement should have been effective, until the registration statement has been declared effective by the SEC. All payments must be made in cash.
The Placement Agent is entitled to a fee equal to ten percent (10%) of the gross proceeds derived from the Offering, of which the Placement Agent may, at its option, receive up to 2% of its 10% fee in securities issued in the Offering. The Company has agreed to pay the Placement Agent 5% of the exercise price of the Warrants promptly following the Company’s receipt thereof. In addition, the Company agreed to reimburse the Placement Agent for its out-of-pocket expenses related to the Offering, including an up-front payment of $25,000 to cover such expenses, of which any unused amount will be netted against the Placement Agent’s 10% fee. The Units were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.