Form 10QSB
period 2007-06-30
REMEDENT, INC.
filed 2007-08-20
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Number of shares of issuer’s common stock outstanding as of August 16, 2007: 18,596,245
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑
Documents incorporated by reference: None.

REMEDENT, INC.

FORM 10-QSB REPORT
June 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements
REMEDENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,893,709	$126,966
Accounts receivable, net of allowance for doubtful accounts of $80,827 at June 30, 2007 and $79,996 at March 31, 2007	1,438,655	1,724,121
Inventories, net	927,682	1,132,941
Prepaid expense	798,596	668,421

Total current assets	10,058,642	3,652,449

PROPERTY AND EQUIPMENT, NET	584,366	589,623
OTHER ASSETS
Patents, net	128,326	135,894

TOTAL ASSETS	$10,771,334	$4,377,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion, long term debt	$32,071	$43,499
Line of Credit	1,011,087	1,530,276
Notes payable	11,282	11,282
Accounts payable	1,846,124	1,441,502
Accrued liabilities	1,270,869	412,435
Due to related parties	50,536	50,536

Total current liabilities	4,221,969	3,489,530

LONG TERM DEBT	154,330	152,343
STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 18,596,245 shares issued and outstanding at June 30, 2007 and 12,996,245 shares issued and outstanding at March 31, 2007 )	18,596	12,996
Additional paid-in capital	17,943,694	11,904,000
Accumulated deficit	(11,538,552)	(11,147,600)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(28,703)	(33,303)

Total stockholders’ equity (deficit)	6,395,035	736,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,771,334	$4,377,966

COMMITMENTS (Note 18)
SUBSEQUENT EVENT (Note 19)
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	June 30,
	2007	2006
Net sales	$1,244,657	$1,295,639
Cost of sales	665,428	745,662

Gross profit	579,229	549,977
Operating Expenses
Research and development	29,389	125,282
Sales and marketing	103,241	386,575
General and administrative	744,481	837,350
Depreciation and amortization	65,634	41,262

TOTAL OPERATING EXPENSES	942,745	1,390,469

INCOME (LOSS) FROM OPERATIONS	(363,516)	(840,492)
OTHER INCOME (EXPENSES)
Interest expense	(28,829)	(24,015)
Other income	1,392	24,777

TOTAL OTHER INCOME (EXPENSES)	(27,437)	762

NET LOSS	$(390,953)	$(839,730)

LOSS PER SHARE
Basic and fully diluted	$(0.03)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	13,611,630	12,898,178

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended June 30,
	(Unaudited)
	2007	2006
Net Income (Loss)	$(390,953)	$(839,730)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	4,600	11,002

Comprehensive income (loss)	$(386,353)	$(828,728)

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(390,953)	$(839,730)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	65,634	41,167
Allowance for doubtful accounts	—	(6,082)
Value of stock options to employees	—	113,709
Changes in operating assets and liabilities:
Accounts receivable	296,096	1,143,177
Inventories	211,818	169,269
Prepaid expenses	(122,238)	(61,266)
Accounts payable	382,544	(579,825)
Accrued liabilities	855,583	(25,366)
Income taxes payable	—	(103,529)

Net cash provided by (used by) operating activities	1,298,484	(148,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in restricted cash	—	(8,303)
Purchases of equipment	(50,364)	(61,339)

Net cash used by investing activities	(50,364)	(69,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	6,045,294	—
Principal payments on (proceeds from) capital lease note payable	(11,201)	2,638
Proceeds from (repayments of) line of credit	(522,226)	60,830

Net cash provided by financing activities	5,511,867	63,468

NET (DECREASE) INCREASE IN CASH	6,759,987	(154,650)
Effect of exchange rate changes on cash and cash equivalents	6,756	(49,158)
CASH AND CASH EQUIVALENTS, BEGINNING	126,966	332,145

CASH AND CASH EQUIVALENTS, ENDING	$6,893,709	$128,337

Supplemental Information:
Interest paid	$23,376	$24,548

Income taxes paid	$—	$—

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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its three subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc. and Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore (collectively, the “Company”). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium and, as of October 2005, offices in Los Angeles, California. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. Remedent Asia Pte. Ltd., commenced operations as of July 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-KSB for the year ended March 31, 2007, and particularly to Note 1, which includes a summary of significant accounting policies.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of June 30, 2007, management believes there was no impairment of the Company’s long-lived assets.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $13,505 at June 30, 2007 and $13,366 at March 31, 2007.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the three month periods ended June 30, 2007 and June 30, 2006, advertising expense was $38,331 and $106,976, respectively.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $20,255 and $20,049 as of June 30, 2007 and March 31, 2007, respectively.

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

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains of $4,600 and $11,002 for the three month periods ended June 30, 2007 and June 30, 2006, respectively. These amounts have been recorded as a separate component of stockholders’ deficit.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally resulted in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on the Company’s results of operations. For the three month periods ended June 30, 2007 and June 30, 2006, equity compensation in the form of stock options and grants of restricted stock totaled $nil and $113,709, respectively.

3.	PRIVATE PLACEMENT

On June 25, 2007, the Company completed its private offering of 5,600,000 shares of its common stock, par value $.001 per share at a purchase price of $1.25 per share (the “Shares”) and warrants to purchase 4,200,000 shares of common stock, par value $.001 per share, at an exercise price of $1.55 per share (the “Warrants”) to certain institutional and accredited investors, for an aggregate purchase price of $7,000,000 (the “Offering”).

Under the terms of the Offering, the Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted common stock (the “Warrant Shares”) for $1.55 per Warrant Share. The Company also has the right to redeem the Warrants for $0.001 per Warrant Share covered by the Warrants if the Shares trade on the OTC Electronic Bulletin Board or similar market above $5.25 per share for 20 consecutive trading days following the initial effective date of the registration statement covering the resale of the Shares and Warrant Shares, based upon the closing bid price for the Shares for each trading day (the “Redemption Right”). Once the Redemption Right vests, the Company has the right, but not the obligation, to redeem the Warrants for $0.001 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.

Under the terms of the Purchase Agreement and the Registration Rights Agreement, the Company was required to prepare and file with the Securities and Exchange Commission (the “Commission”) a registration statement covering the resale of the Shares and the Warrant Shares. The Company agreed to prepare and file a registration statement covering the resale no later than 30 days after the Closing. Effective July 20, 2007 the registration statement was filed and as a result, no penalties are due.

The Company engaged Roth Capital Partners, LLC, as its exclusive agent to offer the Shares and Warrants (the “Placement Agent”). The Placement Agent is entitled to a fee equal to ten percent (10%) of the gross proceeds derived from the Offering, of which the Placement Agent may, at its option, receive up to 2% of its 10% fee in securities issued in the Offering. Further, the Company agreed to pay the Placement Agent 5% of the exercise price of the Warrants promptly following the Company’s receipt thereof. In addition, the Company agreed to reimburse the Placement Agent for its out-of-pocket expenses related to the Offering, including an up front payment of $25,000 to cover such expenses, of which any unused amount will be netted against the Placement Agent’s 10% fee.

The total costs of this private placement were $954,706, comprising of: commissions of $762,505; out-of-pocket costs of $25,000; and professional fees of $167,201; and have been recorded against share capital as a cost of financing.

The Offering was conducted in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, that under Section 506 of Regulation D promulgated under the Securities Act. The Units were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act of 1933, as amended.

4.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At June 30, 2007 one customer accounted for 25% of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the three month period ended June 30, 2007, the Company had five suppliers who accounted for a total of 29% of gross purchases. For the three month period ended June 30, 2006, the Company relied on two factories to manufacture certain components of its new MetaTray and iWhite products, of which one represented 24% of the Company’s purchases.

Revenues — For the three month period ended June 30, 2007 the Company had five customers that accounted for 32% of total revenues. For the three months ended June 30, 2006 the Company had one customer that accounted for 29.4% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of June 30, 2007 and March 31, 2007 is as follows:

	June 30, 2007	March 31, 2007
Accounts receivable, gross	$1,519,482	$1,804,117
Less: allowance for doubtful accounts	(80,827)	(79,996)

Accounts receivable, net	$1,438,655	$1,724,121

6.	INVENTORIES

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	June 30, 2007	March 31, 2007
Raw materials	$28,096	$30,579
Components	707,801	786,728
Finished goods	205,290	329,000

	941,187	1,146,307
Less: reserve for obsolescence	(13,505)	(13,366)

Net inventory	$927,682	$1,132,941

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2007	March 31, 2007
Prepaid materials and components	$487,149	$394,598
Prepaid Belgium income taxes	67,525	66,830
Prepaid consulting	86,607	66,830
VAT payments in excess of VAT receipts	49,681	47,260
Royalties	33,763	33,415
Prepaid trade show expenses	35,160	6,523
Prepaid rent	9,235	7,054
Other	29,476	45,911

	$798,596	$668,421

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2007	March 31, 2007
Furniture and Fixtures	$137,560	$137,560
Machinery and Equipment	609,960	559,422
Tooling	188,450	188,450

	935,970	885,432
Accumulated depreciation	(351,604)	(295,809)

Property & equipment, net	$584,366	$589,623

9.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $17,875 of accumulated amortization for this patent as of June 30, 2007. The Company accrues this royalty when it becomes payable to the inventory therefore no provision has been made for this obligation as of June 30, 2007.

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent is being amortized over five (5) years and accordingly, the Company has recorded $37,639 of accumulated amortization for this patent as of June 30, 2007.

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

On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a € 500,000 general line of credit. The latest amendment to the Facility, dated September 1, 2006, amended and decreased the mixed-use line of credit to €2,050,000. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. is currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of June 30, 2007 and March 31, 2007, Remedent N.V. had, in the aggregate, $1,011,087 and $1,530,276 advances outstanding, respectively, under this mixed-use line of credit facility.

11.	NOTE PAYABLE

	June 30, 2007	March 31, 2007
Union Bank Debt:
Maturity Dates: April 26, 2005 Interest rate: 7.5% per annum Security: All of the assets of the company Unpaid principal balance	$11,282	$11,282

Total note payable	$11,282	$11,282

12.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $85,231). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $157,503). The leases require monthly payments of principal and interest at 7.43% of €1,258 (US$1,699 at June 30, 2007) for the first two leases and 9.72% of €2,256 (US$ 3,047 at June 30, 2007) and provide for buyouts at the conclusion of the five year term of €2,820 (US$3,808) or 4.0% of original value for the first two contracts and €4,933 (US $ 6,662) or 4.0 % of the original value for the second contract. The book value as of June 30, 2007 and March 31, 2007 of the equipment subject to the foregoing leases are $185,408 and $198,225, respectively.

13.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Balances due to related parties consist of the following:

	June 30, 2007	March 31, 2007
Demand loan from a former officer and major stockholder	$50,536	$50,536

	$50,536	$50,536

Borrowings from employees and entities controlled by officers of the Company are, unsecured, non-interest bearing, and due on demand.

Transactions with related parties consisted of the following:

Compensation:

During the three month periods ended June 30, 2007 and 2006 respectively, the Company incurred $156,594 and $144,547 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc., to which goods were sold during the years ended March 31, 2007 and 2006 totaling $476,122 and $38,494 respectively. Accounts receivable with this customer totaled $361,129 and $0 as at June 30, 2007 and 2006 respectively.

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

14.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2007	March 31, 2007
Accrued private placement costs	$890,473	$—
Accrued employee benefit taxes	208,211	260,676
Commissions	6,293	2,834
Accrued audit and tax preparation fees	28,000	27,282
Reserve for warranty costs	20,255	20,049
Accrued interest	759	6,180
Accrued consulting fees	14,397	2,528
Other accrued expenses	102,478	92,886

	$1,270,869	$412,435

15.	EQUITY COMPENSATION PLANS

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

On June 14, 2006, pursuant to an S-8 filed with the SEC, the Company registered 1,150,000 common shares, pursuant to compensation arrangements.

A summary of the option activity for the three months ended June 30, 2007 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan
		Weighted		Weighted
	Outstanding	Average	Outstanding	Average
	Options	Exercise Price	Options	Exercise Price
Options outstanding , March 31, 2007	222,500	$1.29	210,666	$3.19

Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	—	—	—	—

Options outstanding, June 30, 2007	222,500	$1.29	210,666	$3.19

Options exercisable June 30, 2007	222,500	$1.29	210,666	$3.19

Exercise price range	$1.00 to $4.00		$2.46 to $4.00

Weighted average remaining life	4.8 years		2.1 years

Shares available for future issuance	27,500		589,334

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	433,166	$2.22	616,834
Equity Compensation Plans not approved by security holders	297,298	$1.50	NA

	730,464	$1.93	616,834

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method under which no restatement of prior periods is made for the fair value recognition of compensation cost. Under the modified-prospective-transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b)

compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the three months ended June 30, 2007 the Company recognized $nil (2006 — $113,709) in compensation expense in the consolidated statement of operations.
16.	COMMON STOCK WARRANTS AND OTHER OPTIONS

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

As of June 30, 2007, the Company has 7,301,901 warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $10.00 per share with expiration dates between August 2007 and June 2012 as follows:

		Weighted
	Outstanding	Average Exercise
	Warrants	Price
Warrants and options outstanding , March 31, 2007	3,105,651	$1.72
Granted	4,200,000	1.55
Cancelled or expired	(3,750)	—

Warrants exercisable June 30, 2007	7,301,901	$1.76

Exercise price range	$1.20to$10.00

Weighted average remaining life	4.98Years

17.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent N.V. The other subsidiaries of the Company have been dormant since inception. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

	June 30, 2007	June 30, 2006
U.S. sales	$33,777	$42,986
Foreign sales	1,210,880	1,216,653

	$1,244,657	$1,259,639

18.	COMMITMENTS AND CONTINGENCIES

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €6,838 per month ($9,235 per month at June 30, 2007). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled € 3,245 ($4,382) for calendar year 2006. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at June 30, 2007 is $273,533. Rent expense for the foregoing lease for the three months ended June 30, 2007 and June 30, 2006 was $31,342 and $51,071 respectively.

From November 2, 2005 to July 2006, the Company leased an office space in Los Angeles, California on a month to month base. The monthly rent was $4,675.

Equipment Lease

In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,357 per month at June 30, 2007). The aggregate rent to be paid over the remaining lease term is $6,786.

Minimum monthly lease payments for real estate, and all other leased equipment for the next four years are as follows based upon the conversion rate for the (Euro) at June 30, 2007.

March 31, 2008	$223,271
March 31, 2009	$202,689
March 31, 2010	$142,394
March 31, 2011	$35,994
19.	SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations
          The discussion contained herein is for the three months ended June 30, 2007 and 2006. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007. In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors. Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on July 13, 2007 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 and in the Company’s other filings with the Securities and Exchange Commission.
Overview
          We design, develop, manufacture and distribute cosmetic dentistry products. Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we have developed a family of teeth whitening products for both professional and “Over-The-Counter” use, that are distributed in Europe, Asia and the United States. We manufacture many of our products in our facility in Deurle, Belgium as well as outsourced manufacturing in China. We distribute our products using both our own internal sales force and through the use of third party distributors. As a result of this approach, we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.
          For the fiscal years ending March 31, 2003 through 2007, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which had experienced substantial growth in its revenues.
          Our products can be generally classified into the following categories: professional dental products and “Over-The Counter” tooth whitening products. In the fall of 2006, we launched a proprietary veneer technology product line called GlamSmile™. GlamSmile veneers are ultra thin claddings made from a mixture of a hybrid composite and porcelain materials which are attached to the front of the patient’s teeth. Because GlamSmile veneers are so thin, the dentist does not need to remove healthy tooth structure leaving the patient’s healthy tooth structure intact which results in several important benefits: (i) no local anaesthesia is required to prepare the teeth; (ii) reduced (if any) tooth sensitivity post-procedure; and (iii) the process is reversible. In addition, in the three months ended March 31, 2006, a variation of our MetaTray® product named iWhite® was introduced to our global retail distribution network. We introduced MetaTray in August 2005, our next generation of products targeted for the professional dentist market. MetaTray is a completely self-contained whitening system that can be administered by dentists.
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

          In June 2007, we completed a private placement of 5,600,000 shares of our common stock at $1.25 per share and warrants to purchase up to 4,200,000 shares of common stock at an exercise price of $1.55 per share to certain institutional and accredited investors for an aggregate purchase price of $7,000,000, of which we received proceeds of approximately $6,045,000, net of costs.
Our Critical Accounting Policies
          The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, inventory valuation, research and development costs, stock-based compensation, impairment of long-lived assets and conversion of foreign currencies. These accounting policies are discussed in “ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007, as well as in the notes to the March 31, 2007 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at March 31, 2007.
Results of Operations
          Results of Operations for the three months ended June 30, 2007 compared with the three months ended June 30, 2006.
          The following table presents our consolidated statements of loss, as a percentage of sales, for the periods indicated.

	For the three months ended
	June 30,
	2007	2006
NET SALES	100.00%	100.00%
COST OF SALES	53.46%	57.55%

GROSS PROFIT	46.54%	42.45%

OPERATING EXPENSES
Research and development	2.36%	9.67%
Sales and marketing	8.29%	29.84%
General and administrative	59.81%	64.63%
Non cash restructuring expense	0.00%	0.00%
Depreciation and amortization	5.27%	3.18%

TOTAL OPERATING EXPENSES	75.74%	107.32%

INCOME (LOSS) FROM OPERATIONS	(29.21)%	(64.87)%

Other income (expense)	(29.21)%	(64.87)%

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(31.41% )%	(64.81)%
Minority interest	0.00%	0.00%
Income tax benefit (expense)	0.00%	0.00%

NET INCOME (LOSS)	(31.41)%	(64.81)%

Net Sales
We experienced a sales decrease for the three months ended June 30, 2007 of $50,982, or 4%, to $1,244,657 as compared to $1,295,639 for the three months ended June 30, 2006.
At the end of March 2007, the Company announced at the IDS, one of the important Worldwide Dental Shows, which took place in Koln (Germany), that the Company was currently working on an updated version of the Remecure. The launch of the new unit is scheduled for the second half of 2007. The main reason for the decrease in net sales for the three months ended June 30, 2007 is mostly attributable to reduced sales of the Remecure product line. It is our belief that the market is anticipating the launch of the updated version and therefore, over recent months, has been conservative in placing new orders.
Cost of Sales
Our cost of sales decreased for the three months ended June 30, 2007 by $80,234, or 11%, to $665,428 as compared to $745,662 for the three months ended June 30, 2006. Accordingly, cost of sales, as a percentage of net sales, decreased from 58% for the quarter ended June 30, 2006 to 53% for the quarter ended June 30, 2007. Cost of sales has decreased both because of a decrease in sales and improved cost efficiencies.
We have re-organized our production process and have increased our in-house manufacturing resulting in lower costs than our previously outsourced third party manufacturing. We continue to closely monitor and look for new strategies to optimize and improve our current processes in order to decrease our costs.
Gross Profit
Our gross profit increased by $29,252 or 5%, to $ 597,229 for the three month period ended June 30, 2007 as compared to $549,977 for the three month period ended June 30, 2006. Our gross profit as a percentage of sales increased by 5% from 42% to 47% compared to the three months ended June 30, 2006 and the three months ended June 30, 2007. The increase in gross profit is the result of the decrease in cost of sales as discussed above.
Operating Expenses
Research and Development. Our research and development expenses decreased $95,893 to $29,389 for the three months ended June 30, 2007 as compared to $125,282 for the three months ended June 30, 2006, a decrease of 77%. The principal reason for this decrease is the earlier than anticipated termination of the agreement for consultancy services with respect to the development of our Meta Tray and iWhite products. As a result, these costs have decreased by the $75,000 paid in the same period in 2006.
Sales and marketing costs. Our sales and marketing costs decreased $283,334 or 73%, to $103,241 for the three months ended June 30, 2007 as compared to $386,575 for the three months ended June 30, 2006. The reason for this decrease is largely due to the costs related to our sales office located in Los Angeles, California which was re-organized during the second half of the fiscal year ended March 31, 2007. We have changed our US sales strategy from direct to indirect. Rather than create our own distribution channels we intend to establish relationships with companies that have existing distribution channels. We believe an indirect distribution approach will be more cost effective for the US market.
General and administrative costs. Our general and administrative costs for the three months ended June 30, 2007 and 2006 were $744,481 and $837,351, respectively, representing a decrease of $92,870 or 11%. The decrease in general and administrative costs for the three months ended June 30, 2007 as compared to the prior year is the result of improving the cost effectiveness of our business in general and on a continuous basis. As a second major issue, the change in sales strategy concerning our Los Angeles Office resulted in a decrease of general and administrative costs, due to the internal re-organization, which was completed at the end of October 2006.
Depreciation and amortization. Our depreciation and amortization increased $24,372 or 59%, to $65,634 for the three months ended June 30, 2007 as compared to $41,262 for the three months ended June 30, 2006. The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity. This investment allows us increased production capacity through significantly reduced production times. It has also reduced manufacturing costs. Secondly, investments have been made in updating and modernizing our Dental Lab, in order to bring it to a higher professional level. With the investments made, our lab now has the capacity to provide a higher level of support for our sales team, especially with respect to the launch of our veneers.
Net interest expense was $28,829 for the three months ended June 30, 2007 as compared to $24,015 for the three months ended June 30, 2006, an increase of $4,814, or 20%. The main reason for the increase is the increased utilization of our available bank credit line.
Liquidity and Capital Resources
Cash and Cash equivalent
Our balance sheet at June 30, 2007 reflects cash and cash equivalents of $6,893,709 as compared to $126,966 as of March 31, 2007, an increase of $6,766,743. The increase of cash and cash equivalents is due to the completion of the Private Placement which was finalized at the end of the quarter ending June 30, 2007.
Operations
Net cash provided by operations increased by $1,446,696 resulting in net cash provided by operations of $1,298,484 for the three months ended June 30, 2007 as compared to net cash used by operations of $148,476 for the three months ended June 30, 2006. The increase in net cash provided by operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is primarily attributable to an increase in accounts payable and accrued liabilities of $1,200,000 with respect to accrued costs of the Company’s June 2007 private placement.
Investing activities
Net cash used in investing activities totaled $50,364 for the three months ended June 30, 2007 as compared to net cash used in investing activities of $69,642 for the three months ended June 30, 2006. The decrease in net cash used in investing activities for the three months ended June 30, 2007 is attributable to a decrease in investments in office equipment as staffing levels in all three locations, Belgium, Los Angeles, Ca. and Singapore stabilized or, in the case of our Los Angeles location, decreased.
Financing activities
Net cash provided by financing activities totaled $5,511,867 for the three months ended June 30, 2007 as compared to net cash provided in financing activities of $63,468 for the three months ended June 30, 2006. The increase in net cash provided from financing activities in the three month period ended June 30, 2007 is primarily attributable to the net cash proceeds received by the Company from a Private Placement, which took place at the end of the quarter ended June 30, 2007, with net proceeds totaling $6,045,294 offset by the partial repayment of our existing Credit Line in the amount of $522,226.
Off-Balance Sheet Arrangements
At June 30, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
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
(b) Changes in Internal Controls
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          The sales and issuances of common stock and warrants to purchase common stock in private placements listed above were made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.
Item 3. Defaults In Senior Securities.
None.
Item 4. Submission Of Matters To A Vote Of Security Holders.
None.
Item 5. Other Information.
     None.
Item 6. Exhibits
The following documents are filed as part of this report:
Exhibit No.

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

Exhibit No.	Description

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (7)

4.2	Form of Subscription Agreement (5)

4.3	Form of Warrant for Common Stock (5)

4.4	Form of Registration Rights Agreement (5)

4.5	Form of Warrant for Unit (8)

4.6	Form of Warrant for Common Stock (17)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (8)

10.3	Exchange Agreement by and among Remedent, Inc. and Lausha, N.V. and Robin List dated June
3, 2005 (2)

10.4	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005, subject to General Terms and Conditions (6)

10.5	Exclusive License Agreement between Remedent, Inc. and Dan Darnell dated October 11, 2004 (6)

10.6	Amendment to Development Agreement between Remedent, Inc. and P. Michael Williams dated August 4, 2004 (6)

Exhibit No.	Description

10.7	Option Agreement between Remedent, N.V. and Lident NV dated July 6, 2004 (6)

10.8	Development Agreement between Remedent, Inc. and P. Michael Williams dated March 15, 2004 (6)

10.9	Convertible Promissory Note dated March 23, 2004 (3)

10.10	Letter Agreement by and between MDB Capital Group, Inc. and Remedent, Inc. dated September 22, 2003 (6)

10.11	Stock Purchase Agreement with Dental Advisors, dated September 14, 2001 (1)

10.12	Asset Purchase Agreement for IMDS, dated January 15, 2001 (1)

10.13	Stock Purchase Agreement, dated January 11, 2002 (1)

10.14	Stock Purchase Agreement, dated May 1, 2002 (1)

10.15	Securities Purchase Agreement dated July 6, 2005 (5)

10.16	Registration Rights Agreement dated July 6, 2005 (5)

10.17	Warrant dated July 6, 2005 (5)

10.18	Amendment to Warrant (8)

10.19	Employment Agreement between Remedent N.V. and Philippe Van Acker (7)

10.20	Agreement between Remedent N.V. and Omega Pharma NV dated as of September 9, 2003(8)

10.21	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated September 24, 2003 (7)

10.22	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated February 4, 2004 (7)

10.23	Lease Agreement dated December 20, 2001 (7)

10.24	Consulting Agreement between Remedent, Inc., and P. Michael Williams dated February 10, 2006 (9)

10.25	Consulting Agreement between Remedent, Inc. and Pierre Fabre Medicament S.A. dated December 21, 2005 (10)

10.26	Agreement between Remedent N.V, and Chefaro Pharma Italia S.R.L. dated February 15, 2006 (11)

10.27	Exclusive License and Distribution Agreement between Remedent and Dream Life dated March 22, 2006 (12)

10.28	Employment Agreement between Remedent, Inc. and Judd D. Hoffman (8)

Exhibit No.	Description

10.29	Employment Severance Agreement between Remedent, Inc. and Judd D. Hoffman (13)

10.30	Fortis Bank General Lending Conditions for Corporate Customers (“General Terms and Conditions”) (14)

10.31	Line of Credit Agreement by and between Remedent, N.V. and Fortis Bank dated September 8, 2004, subject to the General Terms and Conditions (14)

10.32	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated March 13, 2006, subject to the General Terms and Conditions (15)

10.33	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated September 1, 2006, subject to the General Terms and Conditions (16)

10.34	Purchase Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (17)

10.35	Registration Rights Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (17)

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form 10-KSB/A filed with the SEC on February 8, 2005.

(4)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(5)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.

(7)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(8)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005

(9)	Incorporated by reference from Form 8-K filed with the SEC on February 16, 2006.

(10)	Incorporated by reference from Form 10-QSB filed with the SEC on February 21, 2006.

(11)	Incorporated by reference from Form 8-K filed with the SEC on February 22, 2006.

(12)	Incorporated by reference from Original Filing on Form 10-KSB filed with the SEC on July 14, 2006.

(13)	Incorporated by reference from Form 10-QSB filed with the SEC on August 21, 2006.

(14)	Incorporated by reference from Form 10-KSB/A2 filed with the SEC on June 11, 2007.

(15)	Incorporated by reference from Form 10-KSB/A filed with the SEC on June 11, 2007.

(16)	Incorporated by reference from Form 10-QSB/A filed with the SEC on June 11, 2007.

(17)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

/s/ Robin List
Dated: August 20, 2007	By: Robin List
Its: Chief Executive Officer (Principal
Executive Officer) and Director

/s/ Philippe Van Acker
Dated: August 20, 2007	By: Philippe Van Acker
Its: Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Exhibit Index

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (7)

4.2	Form of Subscription Agreement (5)

4.3	Form of Warrant for Common Stock (5)

4.4	Form of Registration Rights Agreement (5)

4.5	Form of Warrant for Unit (8)

4.6	Form of Warrant for Common Stock (17)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (8)

10.3	Exchange Agreement by and among Remedent, Inc. and Lausha, N.V. and Robin List dated June 3, 2005 (2)

Exhibit No.	Description

10.4	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005, subject to General Terms and Conditions (6)

10.5	Exclusive License Agreement between Remedent, Inc. and Dan Darnell dated October 11, 2004 (6)

10.6	Amendment to Development Agreement between Remedent, Inc. and P. Michael Williams dated August 4, 2004 (6)

10.7	Option Agreement between Remedent, N.V. and Lident NV dated July 6, 2004 (6)

10.8	Development Agreement between Remedent, Inc. and P. Michael Williams dated March 15, 2004 (6)

10.9	Convertible Promissory Note dated March 23, 2004 (3)

10.10	Letter Agreement by and between MDB Capital Group, Inc. and Remedent, Inc. dated September 22, 2003 (6)

10.11	Stock Purchase Agreement with Dental Advisors, dated September 14, 2001 (1)

10.12	Asset Purchase Agreement for IMDS, dated January 15, 2001 (1)

10.13	Stock Purchase Agreement, dated January 11, 2002 (1)

10.14	Stock Purchase Agreement, dated May 1, 2002 (1)

10.15	Securities Purchase Agreement dated July 6, 2005 (5)

10.16	Registration Rights Agreement dated July 6, 2005 (5)

10.17	Warrant dated July 6, 2005 (5)

10.18	Amendment to Warrant (8)

10.19	Employment Agreement between Remedent N.V. and Philippe Van Acker (7)

10.20	Agreement between Remedent N.V. and Omega Pharma NV dated as of September 9, 2003(8)

10.21	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated September 24, 2003 (7)

10.22	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated February 4, 2004 (7)

10.23	Lease Agreement dated December 20, 2001 (7)

10.24	Consulting Agreement between Remedent, Inc., and P. Michael Williams dated February 10, 2006 (9)

10.25	Consulting Agreement between Remedent, Inc. and Pierre Fabre Medicament S.A. dated December 21, 2005 (10)

Exhibit No.	Description

10.26	Agreement between Remedent N.V, and Chefaro Pharma Italia S.R.L. dated February 15, 2006 (11)

10.27	Exclusive License and Distribution Agreement between Remedent and Dream Life dated March 22, 2006 (12)

10.28	Employment Agreement between Remedent, Inc. and Judd D. Hoffman (8)

10.29	Employment Severance Agreement between Remedent, Inc. and Judd D. Hoffman (13)

10.30	Fortis Bank General Lending Conditions for Corporate Customers (“General Terms and Conditions”) (14)

10.31	Line of Credit Agreement by and between Remedent, N.V. and Fortis Bank dated September 8, 2004, subject to the General Terms and Conditions (14)

10.32	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated March 13, 2006, subject to the General Terms and Conditions (15)

10.33	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated September 1, 2006, subject to the General Terms and Conditions (16)

10.34	Purchase Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (17)

10.35	Registration Rights Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (17)

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form 10-KSB/A filed with the SEC on February 8, 2005.

(4)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(5)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.

(7)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(8)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005

(9)	Incorporated by reference from Form 8-K filed with the SEC on February 16, 2006.

(10)	Incorporated by reference from Form 10-QSB filed with the SEC on February 21, 2006.

(11)	Incorporated by reference from Form 8-K filed with the SEC on February 22, 2006.

(12)	Incorporated by reference from Original Filing on Form 10-KSB filed with the SEC on July 14, 2006.

(13)	Incorporated by reference from Form 10-QSB filed with the SEC on August 21, 2006.

(14)	Incorporated by reference from Form 10-KSB/A2 filed with the SEC on June 11, 2007.

(15)	Incorporated by reference from Form 10-KSB/A filed with the SEC on June 11, 2007.

(16)	Incorporated by reference from Form 10-QSB/A filed with the SEC on June 11, 2007.

(17)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.