Form 10QSB
period 2007-09-30
REMEDENT, INC.
filed 2007-11-19
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐ Non-accelerated filer ☑
Number of shares of issuer’s common stock outstanding as of November 15, 2007: 18,606,245
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑
Documents incorporated by reference: None.

REMEDENT, INC.

FORM 10-QSB REPORT
September 30, 2007

Page
PART I — FINANCIAL INFORMATION	1
Item 1. Interim Consolidated Financial Statements	1
Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited) and March 31, 2007	2
Condensed Consolidated Statements of Operations for the Three and Six months Ended September 30, 2007 and September 30, 2006 (Unaudited)	3
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six months Ended September 30, 2007 and September 30, 2006 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six months Ended September 30, 2007 and September 30, 2006 (Unaudited)	5
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis or Plan of Operation	18
Item 3. Controls and Procedures	20
PART II — OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Submission of Matters to Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements
REMEDENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,778,185	$126,966
Accounts receivable, net of allowance for doubtful accounts of $92,729 at September 30, 2007 and $79,996 at March 31, 2007	1,034,291	1,724,121
Inventories, net	1,025,512	1,132,941
Prepaid expense	889,639	668,421

Total current assets	6,727,627	3,652,449

PROPERTY AND EQUIPMENT, NET	614,413	589,623
OTHER ASSETS
Long-term investment	300,000	—
Patents, net	132,121	135,894

TOTAL ASSETS	$7,774,161	$4,377,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion, long term debt	$26,498	$43,499
Line of Credit	230,409	1,530,276
Notes payable	11,282	11,282
Accounts payable	1,586,013	1,441,502
Accrued liabilities	518,197	412,435
Due to related parties	50,536	50,536

Total current liabilities	2,422,935	3,489,530

LONG TERM DEBT	148,350	152,343
STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 18,596,245 shares issued and outstanding at September 30, 2007 and 12,996,245 shares issued and outstanding at March 31, 2007)	18,596	12,996
Additional paid-in capital	17,809,487	11,904,000
Accumulated deficit	(12,543,300)	(11,147,600)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(81,907)	(33,303)

Total stockholders’ equity (deficit)	5,202,876	736,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,774,161	$4,377,966

COMMITMENTS (Note 18)
SUBSEQUENT EVENT (Note 19)
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$1,076,350	$2,415,114	$2,320,949	$3,710,753
Cost of sales	799,763	1,210,012	1,244,598	1,955,674

Gross profit	276,587	1,205,102	1,076,351	1,755,079

Operating Expenses
Research and development	46,168	115,218	75,557	240,500
Sales and marketing	282,553	236,839	385,793	623,414
General and administrative	946,257	833,762	1,911,330	1,671,112
Depreciation and amortization	70,150	46,432	135,784	87,694

TOTAL OPERATING EXPENSES	1,345,128	1,232,251	2,508,464	2,622,720

INCOME (LOSS) FROM OPERATIONS	(1,068,541)	(27,149)	(1,432,113)	(867,641)

OTHER INCOME (EXPENSES)
Interest expense	(26,441)	(73,454)	(55,214)	(97,469)
Interest income	90,233	—	91,625	—
Other income	—	2,746	—	27,523

TOTAL OTHER INCOME (EXPENSES)	63,792	(70,708)	36,411	(69,946)

NET LOSS	$(1,004,749)	$(97,857)	$(1,395,702)	$(937,587)

LOSS PER SHARE
Basic and fully diluted	$(0.05)	$(0.01)	$(0.08)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	18,596,245	12,996,245	17,035,589	12,947,479

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended		For the six months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

Net Income (Loss)	$(1,004,749)	$(97,857)	$(1,395,702)	$(937,587)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(53,204)	14,413	(48,604)	25,415

Comprehensive income (loss)	$(1,057,953)	$(83,444)	$(1,444,306)	$(912,712)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,395,702)	$(937,587)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	135,784	87,694
Allowance for doubtful accounts	7,521	(6,172)
Stock issued upon conversion of convertible debentures	—	25,706
Value of stock options to employees	12,846	189,515
Changes in operating assets and liabilities:
Accounts receivable	752,589	(131,043)
Inventories	(17,919)	150,516
Prepaid expenses	(461,365)	(7,399)
Accounts payable	67,364	(171,177)
Accrued liabilities	83,718	(69,527)
Income taxes payable	—	(105,048)

Net cash used by operating activities	(815,164)	(974,522)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in restricted cash	—	(10,285)
Purchases of patents	(11,152)	—
Purchases of equipment	(83,919)	(111,322)

Net cash used by investing activities	(95,071)	(121,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	5,898,241	—
Principal payments on capital lease note payable	(31,741)	(11,170)
Note payments — related parties	—	(8,422)
Proceeds from (repayments of) line of credit	(1,331,646)	987,560

Net cash provided by financing activities	4,534,854	967,968

NET (DECREASE) INCREASE IN CASH	3,624,619	(128,161)
Effect of exchange rate changes on cash and cash equivalents	26,600	(52,224)
CASH AND CASH EQUIVALENTS, BEGINNING	126,966	332,145

CASH AND CASH EQUIVALENTS, ENDING	$3,778,185	$151,761

Supplemental Information:
Interest paid	$23,376	$48,572

Income taxes paid	$—	$—

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

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its three subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc. and Remedent Asia Pte. Ltd, a wholly-owned subsidiary formed under the laws of Singapore (collectively, the “Company”). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. Remedent Asia Pte. Ltd., commenced operations as of July 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-KSB for the year ended March 31, 2007, and particularly to Note 1, which includes a summary of significant accounting policies.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of September 30, 2007, management believes there was no impairment of the Company’s long-lived assets.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $14,179 at September 30, 2007 and $13,366 at March 31, 2007.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the six month periods ended September 30, 2007 and September 30, 2006, advertising expense was $100,104 and $219,925, respectively.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $21,269 and $20,049 as of September 30, 2007 and March 31, 2007, respectively.

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

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of a loss of $48,604 and a gain of $25,415 for the six month periods ended September 30, 2007 and September 30, 2006, respectively. These amounts have been recorded as a separate component of stockholders’ deficit.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally resulted in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on the Company’s results of operations. For the six month periods ended September 30, 2007 and September 30, 2006, equity compensation in the form of stock options and grants of restricted stock totaled $12,846 and $189,515, respectively.

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

Under the terms of the Purchase Agreement and the Registration Rights Agreement, the Company was required to prepare and file with the Securities and Exchange Commission (the “Commission”) a registration statement covering the resale of the Shares and the Warrant Shares. The Company agreed to prepare and file a registration statement covering the resale no later than 30 days after the Closing. The registration statement became effective October 23, 2007.

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

The total costs of this private placement were $1,101,759, comprising of: commissions of $762,505; out-of-pocket costs of $25,000; professional fees of $242,274 and direct travel costs of $71,980; and have been recorded against share capital as a cost of financing.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At September 30, 2007 one customer accounted for 15.67% of the Company’s trade accounts receivable compared to 67.6% as at September 2006. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the six month period ended September 30, 2007, the Company had four suppliers who accounted for a total of 15.7% of gross purchases. For the six month period ended September 30, 2006, the Company relied on one factory to manufacture certain components of its new MetaTray and iWhite products which represented 24.9% of the Company’s purchases.

Revenues — For the six month period ended September 30, 2007 the Company had five customers that accounted for 26.51% of total revenues. For the six months ended September 30, 2006 the Company had two customers that accounted for 49% and 10%, respectively of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of September 30, 2007 and March 31, 2007 is as follows:

	September 30, 2007	March 31, 2007
Accounts receivable, gross	$1,127,020	$1,804,117
Less: allowance for doubtful accounts	(92,729)	(79,996)

Accounts receivable, net	$1,034,291	$1,724,121

6.	INVENTORIES

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	September 30, 2007	March 31, 2007
Raw materials	$30,369	$30,579
Components	749,094	786,728
Finished goods	260,228	329,000

	1,039,691	1,146,307
Less: reserve for obsolescence	(14,179)	(13,366)

Net inventory	$1,025,512	$1,132,941

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	September 30, 2007	March 31, 2007
Prepaid materials and components	$468,853	$394,598
Prepaid Belgium income taxes	70,985	66,830
Prepaid consulting	142,665	66,830
VAT payments in excess of VAT receipts	83,036	47,260
Royalties	35,448	33,415
Prepaid trade show expenses	23,216	6,523
Prepaid rent	9,695	7,054
Other	37,830	45,911

	$889,639	$668,421

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2007	March 31, 2007
Furniture and Fixtures	$155,493	$137,560
Machinery and Equipment	681,032	559,422
Tooling	188,450	188,450

	1,024,975	885,432
Accumulated depreciation	(410,562)	(295,809)

Property & equipment, net	$614,413	$589,623

9.	LONG TERM INVESTMENT

Effective July 15, 2007 the Company entered into a Limited Liability Company Merger and Equity Reallocation Agreement (the “Participation Agreement”) through its subsidiary, Remedent N.V. Pursuant to the terms of the Participation Agreement, the Company has acquired a 10% equity interest in Innovative Medical & Dental Solutions, LLC (“IMDS, LLC”) in consideration for $300,000, exclusive world wide rights to certain tooth whitening technology, and the right to purchase at standard cost certain whitening lights and accessories and to sell such lights in markets not served by the LLC. The terms of the Participation Agreement also provide that Remedent N.V. has the first right to purchase additional equity. Parties to the Participation Agreement include two officers of IMDS, LLC, and an individual who is both an officer and director of Remedent Inc., and certain unrelated parties.

IMDS, LLC is registered with the Secretary of the State of Florida as a limited liability company and with the Secretary of the State of California as a foreign corporation authorized to operate in California. IMDS, LLC is merging with White Science World Wide, LLC, a limited liability company organized in under the laws of the State of Georgia. The merged companies will operate as a single entity as IMDS, LLC, a Florida limited liability company.

10.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $19,500 of accumulated amortization for this patent as of September 30, 2007. The Company accrues this royalty when it becomes payable to the inventory therefore no provision has been made for this obligation as of September 30, 2007.

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent is being amortized over five (5) years and accordingly, the Company has recorded $43,775 of accumulated amortization for this patent as of September 30, 2007.

11.	LINE OF CREDIT

On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated September 1, 2006, amended and decreased the mixed-use line of credit to €2,050,000. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. is currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of September 30, 2007 and March 31, 2007, Remedent N.V. had, in the aggregate, $230,409 and $1,530,276 advances outstanding, respectively, under this mixed-use line of credit facility.

12.	NOTE PAYABLE

	September 30, 2007	March 31, 2007
Union Bank Debt:
Maturity Dates: April 26, 2005 Interest rate: 7.5% per annum Security: All of the assets of the company. Unpaid principal balance:	$11,282	$11,282

Total note payable	$11,282	$11,282

13.	LONG TERM DEBT

On September 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $85,231). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $157,503). The leases require monthly payments of principal and interest at 7.43% of €1,258 (US$1,784 at September 30, 2007) for the first two leases and 9.72% of €2,256 (US$3,200 at September 30, 2007) and provide for buyouts at the conclusion of the five year term of €2,820 (US$3,998) or 4.0% of original value for the first two contracts and €4,933 (US $6,944) or 4.0 % of the original value for the second contract. The book value as of September 30, 2007 and March 31, 2007 of the equipment subject to the foregoing leases are $183,059 and $198,225, respectively.

14.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Balances due to related parties consist of the following:

	September 30, 2007	March 31, 2007
Demand loan from a former officer and major stockholder	$50,536	$50,536

	$50,536	$50,536

Borrowings from employees and entities controlled by officers of the Company are, unsecured, non-interest bearing, and due on demand.

Transactions with related parties consisted of the following:

Compensation:

During the six month periods ended September 30, 2007 and 2006 respectively, the Company incurred $342,644 and $291,220 respectively, as compensation for all directors and officers.

Effective August 8, 2007, the Company appointed a Senior Vice President and Head of U.S. Marketing. Terms of the appointment provide for an initial base salary of $150,000 per year and options to purchase 100,000 shares of common stock under the Company’s 2004 Incentive and Nonstatutory Stock Option Plan (granted — Refer to Note 16).

Sales Transactions:

One of the Company’s directors owns a 5% interest in a client company, IMDS Inc. (refer to Note 9), to which goods were sold during the years ended March 31, 2007 and 2006 totaling $476,122 and $38,494 respectively. Accounts receivable with this customer totaled $22,809 and $0 as at September 30, 2007 and 2006 respectively.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

Other related party transactions are disclosed in Supplemental Non-Cash Investing and Financing Activities, clause (e), and Note 17. (Refer to Note 9.)

15.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2007	March 31, 2007
Accrued private placement costs	$29,946	$—
Accrued customer prepayments	31,570	—
Accrued employee benefit taxes	242,701	260,676
Commissions	4,431	2,834
Accrued audit and tax preparation fees	21,692	27,282
Reserve for warranty costs	21,269	20,049
Accrued interest	81	6,180
Accrued consulting fees	37,531	2,528
Other accrued expenses	128,976	92,886

	$518,197	$412,435

16.	EQUITY COMPENSATION PLANS

The Board of Directors and stockholders approved the Nonstatutory Stock Option Plan (the “2001 Plan”) and adopted it on May 29, 2001. The Company has reserved 250,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. Vesting terms of the options range from immediately to five years.

Pursuant to an Information Statement on Schedule 14C mailed on May 9, 2005 to all stockholders of record as of the close of business on February 1, 2005 and became effective September 3, 2005, the Company authorized the implementation of a 2004 Incentive and Nonstatutory Stock Option Plan (“2004 Plan”) reserving 800,000 shares of common stock for issuance to employees, directors and consultants of the Company or any subsidiaries. This plan became effective as of September 3, 2005 after the Company had completed a one for twenty reverse split.

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

On September 14, 2006, pursuant to an S-8 filed with the SEC, the Company registered 1,150,000 common shares, pursuant to compensation arrangements.

On August 17, 2007 the Company granted to an employee 100,000 options to purchase the Company’s common stock at a price of $1.50 per share. These options will vest over the next 3 years and are exercisable for a period of 5 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 5 years resulting in a value of $1.24 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $5,982 has been recorded in the period ended September 30, 2007.

On September 21, 2007 the Company granted to employees and directors a total of 570,000 options to purchase the Company’s common stock at a price of $1.75 per share. These options will vest over the next 3 years and are exercisable for a period of 10 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 7 years resulting in a value of $1.47 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $6,864 has been recorded in the period ended September 30, 2007.

A summary of the option activity for the six months ended September 30, 2007 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan		Other
		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Options outstanding , March 31, 2007	222,500	$1.29	210,666	$3.19	—	—

Granted	—	—	520,000	1.71	150,000	$1.75
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Options outstanding, September 30, 2007	222,500	$1.29	730,666	$2.29	150,000	$1.75

Options exercisable September 30, 2007	222,500	$1.29	210,666	$4.46	—	—

Exercise price range	$1.00 to $4.00		$1.50 to $4.00		$1.75

Weighted average remaining life	4.5 years		5.82 years		9.98 years

Shares available for future issuance	27,500		69,334		N/A

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	1,103,166	$2.01	96,834
Equity Compensation Plans not approved by security holders	297,298	$1.50	NA

	1,400,464	$1.91	96,834

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the six months) ended September 30, 2007 the Company recognized $12,846 (2006 — $189,515) in compensation expense in the consolidated statement of operations.

17.	COMMON STOCK WARRANTS AND OTHER OPTIONS

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

As of September 30, 2007, the Company has 7,270,026 warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $3.00 per share with expiration dates between August 2007 and September 2012 as follows:

		Weighted
	Outstanding	Average Exercise
	Warrants	Price

Warrants and options outstanding , March 31, 2007	3,105,651	$1.72
Granted	4,200,000	1.55
Cancelled or expired	(35,725)	—

Warrants exercisable September 30, 2007	7,270,026	$1.67

Exercise price range	$1.20 to $10.00

Weighted average remaining life	4.96Years

18.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., and Remedent Asia. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

	September 30, 2007	September 30, 2006
U.S. sales	$113,834	$56,651
Foreign sales	2,207,115	3,654,102

	$2,320,949	$3,710,753

19.	COMMITMENTS AND CONTINGENCIES

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of $6,838 per month ($9,696 per month at September 30, 2007). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled €3,245 ($4,382) for calendar year 2006. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at September 30, 2007 is $284,594. Rent expense for the foregoing lease for the six months ended September 30, 2007 and September 30, 2006 was $59,149 and $51,452 respectively.

Equipment Lease

In November 2004, the Company leased new computer equipment from a Belgium based Lessor pursuant to a three year operating lease with monthly payments of €1,005 ($1,425 per month at September 30, 2007). The aggregate rent to be paid over the remaining lease term is $2,850.

Minimum monthly lease payments for real estate, and all other leased equipment for the next four years are as follows based upon the conversion rate for the (Euro) at September 30, 2007.

March 31, 2008	$234,414
March 31, 2009	$212,805
March 31, 2010	$68,954
March 31, 2011	$37,790
Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations
The discussion contained herein is for the six months ended September 30, 2007 and 2006. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007. In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors. Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on July 13, 2007 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 and in the Company’s other filings with the Securities and Exchange Commission.
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
     Our products can be generally classified into the following categories: professional dental products and “Over-The Counter” tooth whitening products. In the fall of 2006, we launched a proprietary veneer technology product line called GlamSmile™. GlamSmile veneers are ultra thin claddings made from a mixture of a hybrid composite and porcelain materials which are attached to the front of the patient’s teeth. Because GlamSmile veneers are so thin, the dentist does not need to remove healthy tooth structure leaving the patient’s healthy tooth structure intact which results in several important benefits: (i) no local anesthesia is required to prepare the teeth; (ii) reduced (if any) tooth sensitivity post-procedure; and (iii) the process is reversible. In addition, in the three months ended March 31, 2006, a variation of our MetaTray® product named iWhite® was introduced to our global retail distribution network. We introduced MetaTray in August 2005, our next generation of products targeted for the professional dentist market. MetaTray is a completely self-contained whitening system that can be administered by dentists.
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
     In June 2007, we completed a private placement of 5,600,000 shares of our common stock at $1.25 per share and warrants to purchase up to 4,200,000 shares of common stock at an exercise price of $1.55 per share to certain institutional and accredited investors for an aggregate purchase price of $7,000,000, of which we received proceeds of approximately $5,898,241, net of costs.
The following table presents our consolidated statements of loss, as a percentage of sales, for the periods indicated.

	For the three months ended		For the six months ended
	September 30,		September 30,
	2007	2006	2007	2006

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	53.81%	50.10%	53.62%	52.70%

GROSS PROFIT	46.19%	49.90%	46.38%	47.30%

OPERATING EXPENSES
Research and development	4.29%	4.77%	3.26%	6.48%
Sales and marketing	26.25%	9.81%	16.62%	16.80%
General and administrative	108.41%	34.52%	82.35%	45.03%
Depreciation and amortization	6.52%	1.92%	5.85%	2.36%

TOTAL OPERATING EXPENSES	145.47%	51.02%	108.08%	70.68%

LOSS FROM OPERATIONS	(99.29)%	(1.12)%	(61.70)%	(23.38)%

Other income (expense)	5.93%	(2.93)%	1.57%	(1.88)%

LOSS BEFORE INCOME TAXES	(93.35)%	(4.05)%	(60.13)%	(25.27)%

NET INCOME (LOSS)	(93.35)%	(4.05)%	(60.13)%	(25.27)%

Net Sales
We experienced a sales decrease for the six months ended September 30, 2007 of $1,389,804, or 37.5%, to $2,320,949 as compared to $3,710,753 for the six months ended September 30, 2006.
At the end of March 2007, the Company announced at the IDS, one of the important Worldwide Dental Shows, which took place in Koln (Germany), that the Company was currently working on an updated version of the Remecure. The launch of the new unit is scheduled for the second half of 2007. The main reason for the decrease in net sales for the six months ended September 30, 2007 is mostly attributable to reduced sales of the Remecure product line. It is our belief that the market is anticipating the launch of the updated version and therefore, has been conservative in placing new orders over recent months.
Cost of Sales
Our cost of sales decreased for the six months ended September 30, 2007 by $711,706, or 36.4%, to $1,244,598 as compared to $1,955,674 for the six months ended September 30, 2006. The main reason for this decrease is the decrease in sales explained above. Accordingly, cost of sales, as a percentage of net sales, increased from 52.7% for the six months ended September 30, 2006 to 53.7%

for the six months ended September 30, 2007. Cost of sales has increased because of the initial iWhite orders, which took place during the quarter ending September 2006, products that are known for higher margins, orders that did not re-occur during the Quarter ending September 2007. Abstracting these initial orders shows that the cost of sales during the quarter ended September 2007 is at a comparable level as compared to the quarter ending September 2006.
Gross Profit
Our gross profit decreased by $678,728 or 38.7%, to $1,076,351 for the six month period ended September 30, 2007 as compared to $1,755,079 for the six month period ended September 30, 2006. Our gross profit as a percentage of sales decreased by 1% from 47.3% for the six months ended September 30, 2006 as compared to 46.3% for the six months ended September 30, 2007. The decrease in gross profit is the result of the initial iWhite orders which took place during the quarter ending September 2006, which are known for their higher margins. These initial orders did not re-occur during the quarter ending September 2007.
Operating Expenses
Research and Development. Our research and development expenses decreased $164,943 to $75,557 for the six months ended September 30, 2007 as compared to $240,500 for the six months ended September 30, 2006, a decrease of 68.6%. The principal reason for this decrease is the earlier than anticipated termination of the agreement for consultancy services with respect to the development of our Meta Tray and iWhite products. As a result, these costs have decreased by $150,000 as compared to the costs paid during the same period in 2006.
Sales and marketing costs. Our sales and marketing costs decreased $237,621 or 38.1%, to $385,793 for the six months ended September 30, 2007 as compared to $623,414 for the six months ended September 30, 2006. The reason for this decrease is largely due to closing our office located in Los Angeles, California. We have changed our US OTC sales strategy from direct to indirect. Rather than create our own distribution channels we intend to establish relationships with companies that have existing distribution channels. Note that the decrease was tempered due to initial investments made and related to the set up of a US office to support our US strategy concerning the introduction of our Veneer product in the US market.
General and administrative costs. Our general and administrative costs for the six months ended September 30, 2007 and 2006 were $1,911,330 and $1,671,112, respectively, representing an increase of $240,218 or 14.4%. The increase in general and administrative costs for the six months ended September 30, 2007 as compared to the prior year is mainly due to our initial investments made to improve our support concerning the launch of our GlamSmile products, more specific, the veneers. Additionally, it should be noted, that legal general corporate costs increased as a result of the recent private placement which took place at the end of the quarter ending June 2007.
Depreciation and amortization. Our depreciation and amortization increased $48,090 or 54.8%, to $135,784 for the six months ended September 30, 2007 as compared to $87,694 for the six months ended September 30, 2006. The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity through significantly reduced production times. It has also reduced our manufacturing costs. Secondly, investments have been made in updating and modernizing our Dental Lab and related machinery, in order to bring it to a higher professional level. With the investments made, our lab now has the capacity to provide a higher level of support for our sales team, especially with respect to the support of our veneers.
Net interest expense was $55,214 for the six months ended September 30, 2007 as compared to $97,469 for the six months ended September 30, 2006, a decrease of $42,255, or 43.4%. The main reason is the decreased use of our available bank credit line which occurred primarily because of the Company’s decision to reduce the use of the credit line with funds received pursuant to the recent private placement. This decision was made in order to avoid the repayment of expected more expensive Euro’s against the USD.
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
(b) Changes in Internal Controls
     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sale of Equity Securities.
          On September 25, 2007, the Company completed a private offering of 5,600,000 shares of its common stock, par value $.001 per share at a purchase price of $1.25 per share (the “Shares”) and five year warrants to purchase 4,200,000 shares of common stock, par value $.001 per share, at an exercise price of $1.55 per share (the “Warrants”) to certain institutional and accredited investors, for an aggregate purchase price of $7,000,000 (the “Offering”). Under the terms of the Offering, the Company has the right to redeem the Warrants for $0.001 per Warrant Share covered by the Warrants if the Shares trade on the OTC Electronic Bulletin Board or similar market above $5.25 per share for 20 consecutive trading days following the initial effective date of the registration statement covering the resale of the Shares and Warrant Shares, based upon the closing bid price for the Shares for each trading day (the “Redemption Right”). Once the Redemption Right vests, the Company has the right, but not the obligation, to redeem the Warrants for $0.001 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.
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
Item 3. Defaults In Senior Securities.
None.
Item 4. Submission Of Matters To A Vote Of Security Holders.

          The annual meeting of shareholders of the Company was held on November 5, 2007. The shareholders voted, either in person or by proxy, on the following proposals. The directors listed below were elected, and all other proposals submitted to a vote of the shareholders were approved, with the results of the shareholder vote as follows:
1	The following four directors were elected to hold office for one-year terms or until their successors are elected and qualified:

		Votes Against
	Votes For	or Withheld	Total Voted
Guy De Vreese	16,783,357	2,657	16,786,014
Robin List	16,783,357	2,657	16,786,014
Stephen Ross	16,784,325	721	16,785,046
Fred Kolsteeg	16,784,325	721	16,785,046
2.	To approve adoption of the 2007 Equity Incentive Plan:

For	15,719,684
Against	23,410
Abstain	1,500
3.	To approve the Board of Directors appointment of PKF Bedrijfsrevisoren as the Company’s independent registered accounting firm for the 2008 fiscal year.

For	16,780,168
Against	2,002
Abstain	2,810
Item 5. Other Information.
None.
Item 6. Exhibits
The following documents are filed as part of this report:
Exhibit No.
10.1	Limited Liability Company Merger and Reallocation Agreement between Remedent NV and IMDS, LLC, dated July 15, 2007

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

SIGNATURES
In accordance with the requirements of the Exchange Act the Registrant caused this quarterly report for the period September 30, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.
/s/ Robin List
Dated: November 19, 2007	By: Robin List
Its: Chief Executive Officer (Principal Executive Officer) and Director

/s/ Philippe Van Acker
Dated: November 19, 2007	By: Philippe Van Acker
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index
Exhibit No.
10.1	Limited Liability Company Merger and Reallocation Agreement between Remedent NV and IMDS, LLC, dated July 15, 2007

31.1	Certifications of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act