Form 10QSB/A
period 2007-09-30
REMEDENT, INC.
filed 2007-11-26
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
AMENDMENT NO. 1

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

REMEDENT, INC.

FORM 10-QSB REPORT
September 30, 2007

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Interim Consolidated Financial Statements	3
Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited) and March 31, 2007	3
Condensed Consolidated Statements of Operations for the Three and Six months Ended September 30, 2007 and September 30, 2006 (Unaudited)	4
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six months Ended September 30, 2007 and September 30, 2006 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six months Ended September 30, 2007 and September 30, 2006 (Unaudited)	6
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis or Plan of Operation	20
Item 3. Controls and Procedures	26
PART II — OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults upon Senior Securities	27
Item 4. Submission of Matters to Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits	27
Signatures	29
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

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2007	2006	2007	2006
	Restated - Note 2		Restated - Note 2
Net sales	$1,076,350	$2,415,114	$2,320,949	$3,710,753
Cost of sales	686,649	1,210,012	1,352,076	1,955,674

Gross profit	389,701	1,205,102	968,873	1,755,079

Operating Expenses
Research and development	46,168	115,218	75,557	240,500
Sales and marketing	282,553	236,839	385,793	623,414
General and administrative	1,059,371	833,762	1,803,852	1,671,112
Depreciation and amortization	70,150	46,432	135,784	87,694

TOTAL OPERATING EXPENSES	1,458,242	1,232,251	2,400,986	2,622,720

INCOME (LOSS) FROM OPERATIONS	(1,068,541)	(27,149)	(1,432,113)	(867,641)

OTHER INCOME (EXPENSES)
Interest expense	(26,441)	(73,454)	(55,214)	(97,469)
Interest income	90,233	—	91,625	—
Other income	—	2,746	—	27,523

TOTAL OTHER INCOME (EXPENSES)	63,792	(70,708)	36,411	(69,946)

NET LOSS	$(1,004,749)	$(97,857)	$(1,395,702)	$(937,587)

LOSS PER SHARE
Basic and fully diluted	$(0.05)	$(0.01)	$(0.08)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	18,596,245	12,996,245	17,035,589	12,947,479

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended		For the six months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Net Income (Loss)	$(1,004,749)	$(97,857)	$(1,395,702)	$(937,587)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(53,204)	14,413	(48,604)	25,415

Comprehensive income (loss)	$(1,057,953)	$(83,444)	$(1,444,306)	$(912,712)

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
Restatement
The Company has restated its financial statements for the three and six month periods ended September 30, 2007, due to a reclassification error between cost of sales and general and administrative expenses. The disclosure in Note 9 has also been revised. The effect of the adjustments on the Company’s consolidated statement of operations is as follows:

	For the three months ended
	September 30,
	2007
	Previously	As
	Reported	Restated	Difference
Cost of sales	$799,763	$686,649	$(113,114)

Gross profit	276,587	389,701	113,114
Operating Expenses
General and administrative	946,257	1,059,371	113,114

Total Operating Expenses	1,345,128	1,458,242	(113,114)

NET LOSS	$(1,004,749)	$(1,004,749)	$—

LOSS PER SHARE
Basic and fully diluted	$(0.05)	$(0.05)	$—

	For the six months ended
	September 30,
	2007
	Previously	As
	Reported	Restated	Difference
Cost of sales	$1,244,598	$1,352,076	$107,478

Gross profit	1,076,351	968,873	(107,478)
Operating Expenses
General and administrative	1,911,130	1,803,852	(107,278)

Total operating expenses	(2,508,464)	(2,400,986)	107,278

NET LOSS	$(1,395,702)	$(1,395,702)	$—

LOSS PER SHARE
Basic and fully diluted	$(0.05)	$(0.05)	$—

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

9. LONG TERM INVESTMENT
Effective July 15, 2007 the Company entered into a Limited Liability Company Merger and Equity Reallocation Agreement (the “Participation Agreement”) through its subsidiary, Remedent N.V. Pursuant to the terms of the Participation Agreement, the Company has acquired a 10% equity interest in Innovative Medical & Dental Solutions, LLC (“IMDS, LLC”) in consideration for $300,000 which was converted against IMDS receivables.
The agreement stipulates certain exclusive world wide rights to certain tooth whitening technology, and the right to purchase at standard cost certain whitening lights and accessories and to sell such lights in markets not served by the LLC. The terms of the Participation Agreement also provide that Remedent N.V. has the first right to purchase additional equity. Parties to the Participation Agreement include two officers of IMDS, LLC, and an individual who is both an officer and director of Remedent Inc., and certain unrelated parties.
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

As of September 30, 2007, the Company has 7,270,026 warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $3.00 per share with expiration dates between August 2007 and September 2012 as follows:

		Weighted
	Outstanding	Average Exercise
	Warrants	Price
Warrants and options outstanding , March 31, 2007	3,105,651	$1.72
Granted	4,200,000	1.55
Cancelled or expired	(35,725)	—

Warrants exercisable September 30, 2007	7,270,026	$1.67

Exercise price range	$1.20 to $10.00

Weighted average remaining life	4.96 Years

18.	SEGMENT INFORMATION

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

The following table presents our consolidated statements of loss, as a percentage of sales, for the periods indicated.

	For the three months ended		For the six months ended
	September 30,		September 30,
	2007	2006	2007	2006
	Restated - Note 2		Restated - Note 2
NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	63.80%	50.10%	58.26%	52.70%

GROSS PROFIT	36.20%	49.90%	41.74%	47.30%

OPERATING EXPENSES
Research and development	4.29%	4.77%	3.26%	6.48%
Sales and marketing	26.25%	9.81%	16.62%	16.80%
General and administrative	98.43%	34.52%	77.721%	45.03%
Depreciation and amortization	6.52%	1.92%	5.85%	2.36%

TOTAL OPERATING EXPENSES	135.49%	51.02%	103.45%	70.68%

LOSS FROM OPERATIONS	(99.29)%	(1.12)%	(61.70)%	(23.38)%

Other income (expense)	5.93%	(2.93)%	1.57%	(1.88)%

LOSS BEFORE INCOME TAXES	(93.35)%	(4.05)%	(60.13)%	(25.27)%

NET INCOME (LOSS)	(93.35)%	(4.05)%	(60.13)%	(25.27)%

     Net Sales
     Net sales decreased for the three months ended September 30, 2007 by $1,338,764, or 55.4%, to $1,076,350 compared to $2,415,114 for the three months ended September 30, 2006. For the three months ended September 30, 2007, the decrease in sales is primarily due to the fact that the initial iWhite launch order which was shipped to one customer, during the quarter ending September 2006, resulting in $1,958,812 in sales which did not re-occur during the quarter ending September 2007. Abstracting these initial orders during the quarter ending September 2006, sales during the quarter ending September 2007 shows a more even spread over the different product lines and multiple customers.
       At the end of March 2007, the Company announced at the IDS, one of the important Worldwide Dental Shows, which took place in Koln (Germany), that the Company was currently working on an updated version of the Remecure. The Launch of the new unit is scheduled for the second half of 2007. The main reason for the decrease in net sales for the three months ended September 30, 2007 is mostly attributable to reduced sales of the Remecure product line. It is our belief that the market is anticipating the launch of the updated version and therefore, has been conservative in placing new orders over recent months.
     Net sales of the veneer product, Glamsmile, increased for the three months ended September 30, 2007 by $147,285, or 296.17% to $152,258 compared to $4,973 for the three months ended September 30, 2006.
     For the six months ended September 30, 2007, sales decreased by $1,389,804 to $2,320,949 as compared to $3,710,753 for the six months ended September 30, 2006. The decrease in net sales for the six months ended September 2007 compared to the net sales for the six months ended September 2006 is primarily due to the non- recurrence of one iWhite launch order, as explained above.
     Net sales of the veneer product, Glamsmile, increased for the six months ended September 30, 2007 by $199,176, or 335.99% to $205,104 compared to $5,928 for the six months ended September 30, 2006.
Cost of Sales
     Cost of sales decreased for the three months ended September 30, 2007 by $523,363, or 43.3% to $686,649 as compared to $1,210,012 for the three months ended September 30, 2006. The decrease in cost of sales is attributable in part to the decrease in sales as described above. The decrease in cost of sales is also explained by the non recurrence of the initial iWhite launch order that took place during the quarter ending September 2006. These products have lower production costs. Because the products sold in the past three and six months periods ended September 30, 2007 have a lesser amount of iWhite products and the fact that production labour cost for our expanding Glamsmile production unit have increased to gear up for sufficient capacity, our cost of sales as a percentage of net sales increased 13.7% from 50.1% for the three months ended September 30, 2006 to 63.8% for the three months ended September 30, 2007.
     For the six months ended September 30, 2007, cost of sales decreased by $603,598 from $1,955,674 for the six months ended September 30, 2006 to $1,352,076 for the six months ended September 30, 2007. This decrease is primarily the result of the decreased sales volume for the period. Cost of sales as a percentage of net sales increased 5.6% from 52,7% for the six months ended September 30, 2006 to 58.3% for the six months ended September 30, 2007 primarily for the same reasons discussed above for the three month period.
Gross Profit
     Gross profit decreased by $815,401 to $389,701 for the three month period ended September 30, 2007 as compared to $1,205,102 for the three month period ended September 30, 2006. This decrease was a result of the decrease in sales. For the three month period ended September 30, 2007, our gross profit as a percentage of sales decreased 13.7% from 49.9% to 36.2% as compared to the three months ended September 2006. This decrease in percentage gross profit is the result of the increase in cost of sales discussed above.
     For the six months ended September 30, 2007, gross profit decreased by $786,206 to $968,873 as compared to $1,755,079 for the six months ended September 30, 2006. The decrease for the six month period is primarily for the same reasons discussed above for the three month period.
Operating Expenses
Research and Development.
     Research and development expenses decreased $69,050, or 60.0%, to $46,168 for the three months ended September 30, 2007 as compared to $115,218 for the three months ended September 30, 2006. The decrease is a result of the earlier than anticipated termination of the agreement for consultancy services with respect to the development of our Meta Tray and iWhite products.
     For the six months ended September 30, 2007, research and development expenses decreased $164,943 or 68.6%, to $75,557 as compared to $240,500 for the six months ended September 30, 2006. The decrease is the result of the termination of the consultancy agreement discussed above as well as other research and development costs associated with the launch of the Meta Tray and iWhite products, which did not recur.
Sales and marketing costs
     Sales and marketing costs increased $45,714, or 19.3%, to $282,553 for the three months ended September 30, 2007 as compared to $236,839 for the three months ended September 30, 2006. The increase is due to the initial investments made and related to the set up of a US office to support our US strategy concerning the introduction of our veneer product in the US market. This office incurred additional sales and marketing costs of $95,647 for the three month period ended September 30, 2007.
     For the six months ended September 30, 2007, sales and marketing costs decreased $237,621, or 38.1%, to $385,793 as compared to $623,414 for the six months ended September 30, 2006. The decrease, is largely due to the closing of our OTC office in Los Angeles, California. We have changed our US OTC sales strategy from direct to indirect. Rather than create our own distribution channels we intend to establish relationships with companies that have existing distribution channels. Note that the decrease was tempered due to initial investments made and related to the set up of a US office to support our veneer product in the US market as discussed above for the three month period.
General and administrative costs.
     General and administrative costs for the three months ended September 30, 2007 and 2006 were $1,059,371 and $833,762, respectively, representing an increase of $225,609 or 27.1%. The increase in general and administrative costs for the three months ended September 30, 2007 as compared to the prior year is the result our initial investments made to improve our support concerning the launch of our GlamSmile products, more specificly, the veneers, in both Europe and the US. Additionally, it should be noted, that legal general corporate costs increased as a result of the recent private placement which took place at the end of the quarter ending June 2007.
     For the six months ended September 30, 2007, general and administrative costs increased $132,740, or 7.9%, to $1,803,852 as compared to $1,671,112 for the six months ended September 30, 2006. The foregoing increase is the result of three month increase discussed above.
 Depreciation and amortization.
     Our depreciation and amortization expense increased from $46,432 to $70,150 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, an increase of 51.1%. This increase is due to investments we have made in updating and modernizing our Dental Lab and related machinery, in order to bring it to a higher professional level. With the described investments made, our lab now has the capacity to provide a higher level of support for our sales team, especially with respect to the support of our veneers.
     For the six months ended September 30, 2007, depreciation and amortization costs increased $48,090, or 54.8%, to $135,784 as compared to $87,694 for the six months ended September 30, 2006. The foregoing increase is the result of three month decrease discussed above as well as depreciation expense associated with additional infrastructure investments and investments in a semi-automatic production machine which allows higher production capacity at lower production costs.
Net interest expense.
     Net interest expense decreased by $47,069 to $26,385 from $73,454 during the three months ended September 30, 2007 over the comparable three months ended September 30, 2006. The decrease is mainly the result of our decreased utilization of our bank credit facility.
     For the six months ended September 30, 2007, interest expense decreased $42,255 to $55,214 as compared to $97,469 for the six months ended September 30, 2006. The main reason is the decreased use of our available bank credit facility which occurred primarily because of the company’s decision to reduce the use of the credit line with funds pursuant to the recent private placement. This decision was made in order to avoid the repayment of expected more expensive Euro’s against the USD.
Liquidity and Capital Resources
     We believe we have sufficient cash and available cash resources to meet our capital expenditures and continue our operations for the next twelve months. However, we anticipate that we may require additional financing to expand our product line and customer base, and establish operations in markets other than Europe. We intend to obtain the additional capital required for expansion by obtaining debt or through the sale of our equity securities. Such financings may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Cash and Cash equivalent
Our balance sheet at September 30, 2007 reflects cash and cash equivalents of $ 3,778,185 as compared to $126,966 as of March 31, 2007, an increase of $3,651,219. The increase of cash and cash equivalents is due to the completion of the Private Placement which was finalized at the end of the quarter ending June 2007.
Operations
Net cash used by operations decreased by $159,358 resulting in net cash being used by operations of $815,164 for the six months ended September 30, 2007 as compared to net cash used by operations of $974,522 for the six months ended September 30, 2006. The decrease in net cash used by operations for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006 is primarily attributable to decreased costs related to the issuance of options that were granted at the end of September 2006. Secondly, the decrease was limited due to an increase of costs related to the initial set-up of our US GlamSmile division.
Investing activities
Net cash used in investing activities totaled $95,071 for the six months ended September 30, 2007 as compared to net cash used in investing activities of $ 121,607 for the six months ended September 30, 2006. The decrease in net cash used in investing activities for the six months ended September 30, 2007 is attributable to a decrease in investments in office equipment as staffing levels in all three locations, Belgium, Los Angeles, Ca. and Singapore stabilized. Additionally, it should be noted that the decrease is tempered due to investments made with respect to our GlamSmile division.
Financing activities
Net cash provided by financing activities totaled $4,534,854 for the six months ended September 30, 2007 as compared to net cash provided in financing activities of $967,968 for the six months ended September 30, 2006. The increase in net cash provided from financing activities in the six months period ended September 30, 2007 is primarily attributable to the net cash proceeds received by the Company from a Private Placement, which took place at the end of the quarter ended June 30, 2007, with net proceeds totaling $ 5,898,241 which was offset by a $1,331,646 repayment of our existing Credit Line.
Off-balance Sheet Arrangements
At September 30, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
Recently Issued Accounting Standards
           Effective January 1, 2007, we adopted the provisions of the FASB Staff Position (“FSB”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements”. This accounting position was adopted on a prospective basis with no restatement of prior period consolidated financial statements. This position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. Transition to the FSP will be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of deficit.
           We adopted FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this statement did not have a material effect on our company’s interim unaudited consolidated financial statements.
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

SIGNATURES
In accordance with the requirements of the Exchange Act the Registrant caused this Amended Quarterly Report for the period September 30, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: November 26, 2007	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: November 26, 2007	/s/ Philippe Van Acker
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