Form 10QSB
period 2007-12-31
REMEDENT, INC.
filed 2008-02-14
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Number of shares of issuer’s common stock outstanding as of February 12, 2008: 18,606,245
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑
Documents incorporated by reference: None.

REMEDENT, INC.

FORM 10-QSB REPORT
December 31, 2007

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Interim Consolidated Financial Statements	3
Condensed Consolidated Balance Sheet as of December 31, 2007 (Unaudited) and March 31, 2007	3
Condensed Consolidated Statements of Operations for the Three and Nine months ended December 31, 2007 and December 31, 2006 (Unaudited)	4
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine months Ended December 31, 2007 and December 31, 2006 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine months Ended December 31, 2007 and December 31, 2006 (Unaudited)	6
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis or Plan of Operation	17
Item 3. Controls and Procedures	21
PART II — OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Submission of Matters to Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements
REMEDENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,016,538	$126,966
Accounts receivable, net of allowance for doubtful accounts of $73,940 at December 31, 2007 and $79,996 at March 31, 2007	1,583,946	1,724,121
Inventories, net	1,128,898	1,132,941
Prepaid expense	1,023,930	668,421

Total current assets	5,753,312	3,652,449

PROPERTY AND EQUIPMENT, NET	727,522	589,623
OTHER ASSETS
Long-term investments and advances	675,000	—
Patents, net	123,974	135,894

TOTAL ASSETS	$7,279,808	$4,377,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$14,443	$43,499
Line of Credit	813,344	1,530,276
Notes payable	—	11,282
Accounts payable	1,644,577	1,441,502
Accrued liabilities	377,182	412,435
Due to related parties	50,536	50,536
Taxes payable	81,859	—

Total current liabilities	2,981,941	3,489,530

LONG TERM DEBT	149,715	152,343

STOCKHOLDERS’ EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 18,606,245 shares issued and outstanding at December 31, 2007 and 12,996,245 shares issued and outstanding at March 31, 2007)	18,606	12,996
Additional paid-in capital	17,792,553	11,904,000
Accumulated deficit	(13,640,049)	(11,147,600)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(22,958)	(33,303)

Total stockholders’ equity	4,148,152	736,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,279,808	$4,377,966

COMMITMENTS (Note 18)
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$2,132,950	$1,159,408	$4,453,899	$4,870,161
Cost of sales	1,271,430	672,050	2,623,506	2,627,724

Gross profit	861,520	487,358	1,830,393	2,242,437

Operating Expenses
Research and development	172,108	63,394	247,665	303,894
Sales and marketing	611,144	119,756	996,937	743,170
General and administrative	1,087,313	872,042	2,891,165	2,543,154
Depreciation and amortization	80,157	59,896	215,941	147,590

TOTAL OPERATING EXPENSES	1,950,722	1,115,088	4,351,708	3,737,808

INCOME (LOSS) FROM OPERATIONS	(1,089,202)	(627,730)	(2,521,315)	(1,495,371)

OTHER INCOME (EXPENSES)
Interest expense	(16,588)	(24,849)	(71,802)	(122,318)
Interest income	9,040	—	100,665	—
Other income	—	5,016	—	32,538

TOTAL OTHER INCOME (EXPENSES)	(7,548)	(19,833)	28,863	(89,780)

NET LOSS	$(1,096,750)	$(647,563)	$(2,492,452)	$(1,585,151)

LOSS PER SHARE
Basic and fully diluted	$(0.06)	$(0.05)	$(0.14)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	18,602,115	12,996,245	17,557,700	12,963,794

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Net Income (Loss)	$(1,096,750)	$(647,563)	$(2,492,452)	$(1,585,151)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	58,949	31,096	10,345	56,511

Comprehensive income (loss)	$(1,037,801)	$(616,467)	$(2,482,107)	$(1,528,640)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,492,452)	$(1,585,151)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	215,941	147,590
Allowance for doubtful accounts	(13,417)	(2,597)
Stock issued upon conversion of convertible debentures	—	25,706
Value of stock options to employees and consultants	101,271	221,959
Changes in operating assets and liabilities:
Accounts receivable	137,273	990,234
Inventories	4,043	373,479
Prepaid expenses	(352,607)	(357,197)
Accounts payable	203,075	(366,123)
Accrued liabilities	(35,253)	(177,609)
Income taxes payable	81,859	(107,783)

Net cash used by operating activities	(2,150,267)	(837,492)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in restricted cash	—	70,762
Long-term investments	(675,000)	—
Purchases of patents	(11,998)	—
Purchases of equipment	(165,195)	(356,336)

Net cash used by investing activities	(852,193)	(285,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of stock	5,792,893	—
Principal payments on (proceeds from) capital lease note payable	(31,684)	121,203
Note payments — related parties	—	(8,422)
Proceeds from (repayments of) line of credit	(716,932)	1,024,679

Net cash provided by financing activities	5,044,277	1,137,460

NET INCREASE IN CASH	2,041,817	14,394
Effect of exchange rate changes on cash and cash equivalents	(152,245)	(61,325)
CASH AND CASH EQUIVALENTS, BEGINNING	126,966	332,145

CASH AND CASH EQUIVALENTS, ENDING	$2,016,538	$285,214

Supplemental Information:
Interest paid	$14,418	$76,377

Income taxes paid	$—	$—

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
DECEMBER 31, 2007
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its four subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc., Remedent Asia Pte. Ltd, a wholly-owned subsidiary formed under the laws of Singapore, and Sylphar N.V. (incorporated in Belgium as a wholly owned subsidiary on September 24, 2007), (collectively, the “Company”). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. Remedent Asia Pte. Ltd., commenced operations as of July 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Corporate administrative costs are not allocated to subsidiaries.
Interim Financial Information
The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-KSB for the year ended March 31, 2007, and particularly to Note 1, which includes a summary of significant accounting policies.
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
Adoption of New Accounting Policies
Effective January 1, 2007, the Company adopted the provisions of the FASB Staff Position (“FSP”)on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements”. This accounting position was adopted on a prospective basis with no restatement of prior period consolidated financial statements. This position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. Transition to the FSP will be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of deficit.
The Company adopted FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this statement did result in a cumulative adjustment to equity and there were no unrecognized tax benefits, penalties or interest at the time of, or subsequent to, adoption.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the Company’s fiscal year beginning April 1, 2009. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.
In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the Company’s fiscal year beginning April 1, 2009. Management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company ‘s fiscal year beginning April 1, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in the Company’s fiscal years beginning April 1, 2008. The Company has not determined the effect, if any, that the adoption of SFAS 157 will have on the Company’s consolidated financial position or results of operations.

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
As of December 31, 2007, the total costs of this private placement were $1,223,007, comprising of: commissions of $762,505; out-of-pocket costs of $25,000; professional fees of $363,522 and direct travel costs of $71,980; and have been recorded against share capital as a cost of financing.
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
Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At December 31, 2007 one customer accounted for 21.81% of the Company’s trade accounts receivable compared to two customers at December 31, 2006 who accounted for 28% and 16.7% of accounts receivable respectively. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.
Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the nine month period ended December 31, 2007, the Company had five suppliers who accounted for a total of 14.13% of gross purchases. For the nine month period ended December 31, 2006, the Company relied on two factories to manufacture certain components of its new MetaTray and iWhite products which represented 32 % of the Company’s purchases.

Revenues — For the nine month period ended December 31, 2007 the Company had five customers that accounted for 34.20% of total revenues. For the nine months ended December 31, 2006 the Company had one customer that accounted for 41,8 % of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of December 31, 2007 and March 31, 2007 is as follows:

	December 31, 2007	March 31, 2007
Accounts receivable, gross	$1,657,886	$1,804,117
Less: allowance for doubtful accounts	(73,940)	(79,996)

Accounts receivable, net	$1,583,946	$1,724,121

6.	INVENTORIES

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	December 31, 2007	March 31, 2007
Raw materials	$34,660	$30,579
Components	902,181	786,728
Finished goods	206,779	329,000

	1,143,620	1,146,307
Less: reserve for obsolescence	(14,722)	(13,366)

Net inventory	$1,128,898	$1,132,941

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	December 31, 2007	March 31, 2007
Prepaid materials and components	$518,193	$394,598
Prepaid Belgium income taxes	73,605	66,830
Prepaid consulting	98,540	66,830
VAT payments in excess of VAT receipts	196,388	47,260
Royalties	36,803	33,415
Prepaid trade show expenses	45,526	6,523
Prepaid rent	10,066	7,054
Other	44,809	45,911

	$1,023,930	$668,421

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2007	March 31, 2007
Furniture and Fixtures	$180,603	$137,560
Machinery and Equipment	768,971	559,422
Tooling	254,450	188,450

	1,204,024	885,432
Accumulated depreciation	(476,502)	(295,809)

Property & equipment, net	$727,522	$589,623

Tooling includes a payment made to a company called Sensable, in reference to the development of a tailored veneer modeling solution, referred to as “GlamSmile Design Software”. At the end of December 31, 2007, named software was still under development and is expected to be delivered to the company by the end of next quarter, beginning of the following quarter.

9.	LONG TERM INVESTMENTS AND ADVANCES

Innovative Medical & Dental Solutions, LLC (“IMDS, LLC”)

Effective July 15, 2007 the Company entered into a Limited Liability Company Merger and Equity Reallocation Agreement (the “Participation Agreement”) through its subsidiary, Remedent N.V. Pursuant to the terms of the Participation Agreement, the Company has acquired a 10% equity interest in IMDS, LLC in consideration for $300,000 which was converted against IMDS receivables.

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

IMDS, LLC is registered with the Secretary of the State of Florida as a limited liability company and with the Secretary of the State of California as a foreign corporation authorized to operate in California. IMDS, LLC is merging with White Science World Wide, LLC, a limited liability company organized under the laws of the State of Georgia. The merged companies will operate as a single entity as IMDS, LLC, a Florida limited liability company.

Soca Networks Singapore (“Soca”)

Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms. The balance of $375,000 is to be paid through the issuance of 220,588 shares of the Company’s common stock. The final agreement is currently being negotiated and management expects to close the agreement prior to year end.

10.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $21,125 of accumulated amortization for this patent as of December 31, 2007. The Company accrues this royalty when it becomes payable to the inventory therefore no provision has been made for this obligation as of December 31, 2007.

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. The patent is being amortized over five (5) years and accordingly, the Company has recorded $50,297 of accumulated amortization for this patent as of December 31, 2007. At the end of December 31, 2007, the product has not yet been commercialized. Management believes no impairment is applicable.
11.	LINE OF CREDIT

On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated September 1, 2006, amended and decreased the mixed-use line of credit to €2,050,000. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. is currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of December 31, 2007 and March 31, 2007, Remedent N.V. had, in the aggregate, $813,344 and $1,530,276 advances outstanding, respectively, under this mixed-use line of credit facility.

12.	LONG TERM DEBT

On September 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $85,231). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $157,503). The leases require monthly payments of principal and interest at 7.43% of €1,258 (US$1,852 at December 31, 2007) for the first two leases and 9.72% of €2,256 (US$3,321 at December 31, 2007) and provide for buyouts at the conclusion of the five year term of €2,820 (US$4,151) or 4.0% of original value for the first two contracts and €4,933 (US $7,262) or 4.0 % of the original value for the second contract. The book value as of December 31, 2007 and March 31, 2007 of the equipment subject to the foregoing leases are $161,811 and $198,225, respectively.

13.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Balances due to related parties consist of the following:

	December 31, 2007	March 31, 2007
Demand loan from a former officer and major stockholder	$50,536	$50,536

	$50,536	$50,536

Borrowings from employees and entities controlled by officers of the Company are, unsecured, non-interest bearing, and due on demand.

Transactions with related parties consisted of the following:

Compensation:

During the nine month periods ended December 31, 2007 and 2006 respectively, the Company incurred $483,304 and $441,707 respectively, as compensation for all directors and officers.

Effective August 8, 2007, the Company appointed a Senior Vice President and Head of U.S. Marketing. Terms of the appointment provide for an initial base salary of $150,000 per year and options to purchase 100,000 shares of common stock under the Company’s 2004 Incentive and Nonstatutory Stock Option Plan (granted — Refer to Note 16).

Sales Transactions:

One of the Company’s directors owns a 5% interest in a client company, IMDS Inc. (refer to Note 9), to which goods were sold during the years ended March 31, 2007 and 2006 totaling $476,122 and $38,494 respectively, sales during the three month period ended December 31, 2007 totaled $ 47,256. Accounts receivable with this customer totaled $63,272 and $ 105,851 as at December 31, 2007 and 2006 respectively.

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

14.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2007	March 31, 2007
Accrued customer prepayments	$12,401	$—
Accrued payroll and employee benefit taxes	167,234	260,676
Commissions	4,291	2,834
Accrued audit and tax preparation fees	19,000	27,282
Reserve for warranty costs	22,082	20,049
Accrued interest	1,289	6,180
Accrued consulting fees	11,701	2,528
Other accrued expenses	139,183	92,886

	$377,182	$412,435

15.	CAPITAL STOCK

During the three months ended December 31, 2007 the Company received $15,900 on the exercise of 10,000 common stock purchase warrants.

16.	EQUITY COMPENSATION PLANS

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

On August 17, 2007, pursuant to the terms of the Company’s 2004 Plan, the Company granted to an employee 100,000 options to purchase the Company’s common stock at a price of $1.50 per share. These options will vest over the next 3 years and are exercisable for a period of 5 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 5 years resulting in a value of $1.24 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $17,381 has been recorded in the period ended December 31, 2007.

On September 21, 2007 the Company granted to employees and directors a total of 570,000 options to purchase the Company’s common stock at a price of $1.75 per share. These options will vest over the next 3 years and are exercisable for a period of 10 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 7 years resulting in a value of $1.47 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $83,889 has been recorded in the period ended December 31, 2007.

A summary of the option activity for the nine months ended December 31, 2007 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan		Other
		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Options outstanding , March 31, 2007	222,500	$1.29	210,666	$3.19	—	—

Granted	—	—	520,000	1.71	150,000	$1.75
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Options outstanding, December 31, 2007	222,500	$1.29	730,666	$2.29	150,000	$1.75

Options exercisable December 31, 2007	222,500	$1.29	210,666	$4.46	—	—

Exercise price range	$1.00 to $4.00		$1.50 to $4.00		$1.75

Weighted average remaining life	4.3 years		5.62 years		8.97 years

Shares available for future issuance	27,500		69,334		N/A

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	1,103,166	$2.01	96,834
Equity Compensation Plans not approved by security holders	297,298	$1.50	NA

	1,400,464	$1.91	96,834

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the nine months) ended December 31, 2007 the Company recognized $101,270 (2006 — $221,959) in compensation expense in the consolidated statement of operations.

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

As of December 31, 2007, the Company has 7,260,026 warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $3.00 per share with expiration dates between August 2007 and September 2012 as follows:

		Weighted
	Outstanding	Average Exercise
	Warrants	Price
Warrants and options outstanding , March 31, 2007	3,105,651	$1.72
Granted	4,200,000	1.55
Exercised	(10,000)	1.59
Cancelled or expired	(35,725)	—

Warrants exercisable December 31, 2007	7,260,026	$1.67

Exercise price range	$1.20 to $10.00

Weighted average remaining life	4.95 Years

18.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V., and Remedent Asia. Since the Company only has one segment, no further segment information is presented.

	December 31, 2007	December 31, 2006
U.S. sales	$316,208	$173,733
Foreign sales	4,137,691	4,696,428

	$4,453,899	$4,870,161

19.	COMMITMENTS AND CONTINGENCIES

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of $6,838 per month ($9,696 per month at December 31, 2007). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled €3,245 ($4,382) for calendar year 2006. The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at December 31, 2007 is $283,142. Rent expense for the foregoing lease for the nine months ended December 31, 2007 and December 31, 2006 was $80,991 and $59,040 respectively.

Minimum monthly lease payments for real estate, and all other leased equipment for the next four years are as follows based upon the conversion rate for the (Euro) at December 31, 2007.

March 31, 2008	$231,425
March 31, 2009	$212,805
March 31, 2010	$68,954
March 31, 2011	$37,790
Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations
The discussion contained herein is for the nine months ended December 31, 2007 and 2006. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007. In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors. Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on July 13, 2007 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 and in the Company’s other filings with the Securities and Exchange Commission.
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
     For the fiscal years ending March 31, 2003 through 2007, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which has experienced substantial growth in its revenues.
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
     In June 2007, we completed a private placement of 5,600,000 shares of our common stock at $1.25 per share and warrants to purchase up to 4,200,000 shares of common stock at an exercise price of $1.55 per share to certain institutional and accredited investors for an aggregate purchase price of $7,000,000, of which we received proceeds of approximately $5,776,993, net of costs.
The following table presents our consolidated statements of loss, as a percentage of sales, for the periods indicated.

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	58.20%	57.96%	58.23%	53.96%

GROSS PROFIT	41.80%	42.04%	41.77%	46.04%

OPERATING EXPENSES
Research and development	8.07%	5.47%	5.56%	6.24%
Sales and marketing	28.65%	10.33%	22.38%	15.26%
General and administrative	50.98%	75.21%	64.91%	52.22%
Depreciation and amortization	3.76%	5.17%	4.85%	3.03%

TOTAL OPERATING EXPENSES	91.46%	96.18%	97.70%	76.75%

LOSS FROM OPERATIONS	(49.66)%	(54.14)%	(55.93)%	(30.71)%

Other income (expense)	(0.35)%	(1.71)%	0.65%	0.67%

LOSS BEFORE INCOME TAXES	(50.01)%	(55.85)%	(55.28)%	(30.04)%

NET INCOME (LOSS)	(50.01)%	(55.85)%	(55.28)%	(30.04)%

     Net Sales
     Net sales increased for the three months ended December 31, 2007 by $973,542, or 84%, to $2,132,950 compared to $1,159,408 for the three months ended December 31, 2006. For the three months ended December 31, 2007, the increase in sales is primarily due to the increased sales of OTC products, more specifically the iWhite and Remesense product lines as well as increased sales of GlamSmile veneers.
     Net sales of the veneer product, GlamSmile, increased for the three months ended December 31, 2007 by $284,068, or 3,222.19 % to $292,884 compared to $8,816 for the three months ended December 31, 2006.
     For the nine months ended December 31, 2007, sales decreased by $416,262 to $4,453,899 as compared to $4,870,161 for the nine months ended December 31, 2006. The decrease in net sales for the nine months ended December 2007 as compared to the net sales for the nine months ended December 2006 is primarily due to the non- recurrence of one specific iWhite launch order in the summer of 2006.
     Net sales of the veneer product, GlamSmile, increased for the nine months ended December 31, 2007 by $483,244, or 3,277.56 % to $497,988, compared to $14,744 for the nine months ended December 31, 2006.

Cost of Sales
     Cost of sales increased for the three months ended December 31, 2007 by $599,380, or 84.7% to $1,271,430 as compared to $672,050 for the three months ended December 31, 2006. The increase in cost of sales is in line with the increase in sales of 84% which is as discussed above.
     For the nine months ended December 31, 2007, cost of sales decreased by $4,218 from $2,627,724 for the nine months ended December 31, 2006 to $2,623,506 for the nine months ended December 31, 2007. This decrease is primarily the result of the decreased sales volume for the period. Cost of sales as a percentage of net sales increased 4% from 53.96% for the nine months ended December 31, 2006 to 58% for the nine months ended December 31, 2007 primarily for the same reasons discussed above for the three month period.
Gross Profit
     Gross profit increased by $374,162 to $861,520 for the three month period ended December 31, 2007 as compared to $487,358 for the three month period ended December 31, 2006. This increase is the result of the increased sales as explained above. For the three month period ended December 31, 2007, our gross profit as a percentage of sales decreased 1.65% from 42.04% to 40.39% as compared to the three months ended December 2006. This decrease in percentage gross profit is mostly due to the mix in the product range, some products have higher margins than others, which is reflected in the decreased gross profit for the three month period ended December 31, 2007 compared to December 31, 2006.
     For the nine months ended December 31, 2007, gross profit decreased by $412,044 to $1,830,393 as compared to $2,242,437 for the nine months ended December 31, 2006. The decrease for the nine month period is primarily due to the decreased sales for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006.
Operating Expenses
Research and Development.
     Research and development expenses increased by 108,714, or 171.5%, to $172,108 for the three months ended December 31, 2007 as compared to $63,394 for the three months ended December 31, 2006. The increase is due to product tests and upscale costs for a new consumer product, based on dissolvable strip technology, as well as line extensions for the Glamsmile veneers.
     For the nine months ended December 31, 2007, research and development expenses decreased $56,229 or 18.5%, to $247,665 as compared to $303,894 for the nine months ended December 31, 2006. The decrease is the result of the termination of the consultancy agreement in reference to the Meta Tray and IWhite products at the end of December 31, 2006 as well as other research and development costs associated with the launch of the Meta Tray and iWhite products, which did not recur.
Sales and marketing costs
     Sales and marketing costs increased $491,388, or 410.3%, to $611,144 for the three months ended December 31, 2007 as compared to $119,756 for the three months ended December 31, 2006. The increase is partially due to the set up of a US office in order to support the introduction of our veneer product into the US market. This office incurred additional sales and marketing costs of $179,370 for the three month period ended December 31, 2007. Also, the sales and marketing costs for our US OTC division increased by $30,547 compared to the three months ended December 31, 2006 as additional sales force was deployed. It should also be noted that the sales and marketing costs for the three months ended December 31, 2006, were low due to a reorganization that was finalized at the end of September 30, 2006.
     For the nine months ended December 31, 2007, sales and marketing costs increased $253,767, or 34.1%, to $996,937 as compared to $743,170 for the nine months ended December 31, 2006. The increase is largely due to the set up of a US office to support our veneer product in the US market as discussed above for the three month period.
General and administrative costs
     General and administrative costs for the three months ended December 31, 2007 and 2006 were $1,087,313 and $872,042, respectively, representing an increase of $215,271 or 24.7%. The increase in general and administrative costs for the three months ended December 31, 2007 as compared to the prior year is the result of our investments made to increase customer support concurrent with the launch of our GlamSmile veneers product line in both Europe and the US.

     For the nine months ended December 31, 2007, general and administrative costs increased $348,011, or 13.7%, to $2,891,165 as compared to $2,543,154 for the nine months ended December 31, 2006. The foregoing increase is primarily due to the result of the three month increase discussed above.
Depreciation and amortization
     Our depreciation and amortization expense increased from $59,896 to $80,157 for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, an increase of 33.8%. This increase is due to investments we have made in updating and modernizing our Dental Lab and related machinery, in order to bring it to a higher professional level. With the described investments made, our lab now has the capacity to provide a higher level of support for our sales team, especially with respect to the support of our veneers.
     For the nine months ended December 31, 2007, depreciation and amortization costs increased $68,351, or 46.3%, to $215,941 as compared to $147,590 for the nine months ended December 31, 2006. The foregoing increase is the result of depreciation expense associated with additional infrastructure investments and investments in a semi-automatic production machine which allows higher production capacity at lower production cost and additional investments made as explained above.
Net interest expense
     Net interest expense decreased by $8,261 to $16,588 from $24,849 during the three months ended December 31, 2007 over the comparable three months ended December 31, 2006. The decrease is mainly the result of decreased utilization of our bank credit facility. For the three months ended December 31, 2007 the Company earned $9,040 in interest revenue as compared to $nil for the three months ended December 31, 2006. Interest was earned on cash balances received as a result of the Company’s 2007 private placement.
     For the nine months ended December 31, 2007, interest expense decreased $50,516 to $71,802 as compared to $122,318 for the nine months ended December 31, 2006. The main reason is the decreased use of our available bank credit facility which occurred primarily because of the Company’s decision to reduce the use of the credit line with funds received pursuant to the recent private placement. For the nine months ended December 31, 2007 the Company earned $100,665 in interest revenue as compared to $nil for the nine months ended December 31, 2006. Interest income was earned because of cash balances on hand as a result of the Company’s 2007 equity financings.
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
Cash and Cash equivalents
Our balance sheet at December 31, 2007 reflects cash and cash equivalents of $2,016,538 as compared to $126,966 as of March 31, 2007, an increase of $1,889,572. The increase of cash and cash equivalents is due to the completion of the Private Placement which was finalized at the end of the quarter ending June 30, 2007.
Operations
Net cash used by operations increased by $1,312,775 resulting in net cash being used by operations of $2,150,267 for the nine months ended December 31, 2007 as compared to net cash used by operations of $837,492 for the nine months ended December 31, 2006. The increase in net cash used by operations for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006 is primarily attributable to the net loss. Cash used by our net loss for the nine months ended December 31, 2007 was offset by a reduction in our accounts receivable of $137,273 and an increase in our accounts payable of $203,075.

Investing activities
Net cash used in investing activities totaled $852,193 for the nine months ended December 31, 2007 as compared to net cash used in investing activities of $285,574 for the nine months ended December 31, 2006. The increase in net cash used in investing activities for the nine months ended December 31, 2007 is primarily attributable to purchases of equipment for $165,195 and investments of $675,000 made with respect to our GlamSmile division.
Financing activities
Net cash provided by financing activities totaled $5,044,277 for the nine months ended December 31, 2007 as compared to net cash provided in financing activities of $1,137,460 for the nine months ended December 31, 2006. The increase in net cash provided from financing activities in the nine months period ended December 31, 2007 is primarily attributable to the net cash proceeds received by the Company from a Private Placement, which took place at the end of the quarter ended June 30, 2007, with net proceeds totaling $5,776,993 which was offset by a $825,978 repayment of our existing Credit Line.
During the three months ended December 31, 2007 the Company also received $15,900 on the exercise of 10,000 common stock purchase warrants.
Off-balance Sheet Arrangements
At December 31, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
Recently Issued Accounting Standards
     Effective January 1, 2007, we adopted the provisions of the FASB Staff Position (“FSP”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements”. This accounting position was adopted on a prospective basis with no restatement of prior period consolidated financial statements. This position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. Transition to the FSP will be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of deficit.
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
(b) Changes in Internal Controls
     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults In Senior Securities.
None.
Item 4. Submission Of Matters To A Vote Of Security Holders.
     The annual meeting of shareholders of the Company was held on November 5, 2007. The shareholders voted, either in person or by proxy, on the following proposals. The directors listed below were elected, and all other proposals submitted to a vote of the shareholders were approved, with the results of the shareholder vote as follows:
1	The following four directors were elected to hold office for one-year terms or until their successors are elected and qualified:

		Votes Against
	Votes For	or Withheld	Total Voted
Guy De Vreese	16,783,357	2,657	16,786,014
Robin List	16,783,357	2,657	16,786,014
Stephen Ross	16,784,325	721	16,785,046
Fred Kolsteeg	16,784,325	721	16,785,046
2.	To approve adoption of the 2007 Equity Incentive Plan:

For	15,719,684
Against	23,410
Abstain	1,500
3.	To ratify the Board of Directors appointment of PKF Bedrijfsrevisoren as the Company’s independent registered accounting firm for the 2008 fiscal year.

For	16,780,168
Against	2,002
Abstain	2,810
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

SIGNATURES
In accordance with the requirements of the Exchange Act the Registrant caused this Quarterly Report for the period December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.
Dated: February 13, 2008	/s/ Robin List

By: Robin List
Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: February 13, 2008	/s/ Philippe Van Acker

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