Form 10KSB
period 2008-03-31
REMEDENT, INC.
filed 2008-07-15
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year $7,482,261
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
     The aggregate market value of voting stock held by non-affiliates of the registrant was $10,890,252.80 as of July 9, 2008 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.
     As of July 9, 2008, there were 18,637,803 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.
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

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
Introduction
     We are one of the leading manufacturers of cosmetic dentistry products in Europe. By leveraging our knowledge of regulatory requirements regarding dental products and management’s experience with the needs of the professional dental community, we have developed a family of teeth whitening products for both professional and “Over-The-Counter” use.
     Some of the more significant developments in our business this year included the following:
•	Entered into distribution agreement with Vemedia N.V., a corporation under the laws of the Netherlands (“Vemedia”) whereby Vemedia agreed to be the exclusive distributor of our products in the Netherlands.

•	Entered into a distribution agreement with GlamTech USA, Inc., a corporation under the laws of Delaware (“GlamTech”) whereby GlamTech agreed to be the exclusive distributor of our GlamSmile products in the United States and Canada.

•	Continued to advance our sales and distribution channels for our new teeth whitening products, iWhite™ and MetaTray®, in Europe and the United States;

•	Continued to advance our new Reme)Sense Tray and Foam Strips products, which provide a remedy for sensitive teeth.
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
Professional Dental Products
     GLAMSMILE. In the fall of 2006, we launched our proprietary veneer technology, GlamSmile™. Cosmetic dentistry is a rapidly growing segment of dental practices within the United States and Europe, with increasing demand for veneers and bonding procedures. Our GlamSmile veneers are ultra thin claddings made from a mixture of a hybrid composite and porcelain materials which are attached to the front of the patient’s teeth. Because GlamSmile veneers are so thin, the dentist does not need to remove healthy tooth structure thereby leaving the patient’s healthy tooth structure intact. Our GlamSmile veneers provide several important benefits:
•	no local anesthesia is required to prepare the teeth;

•	reduced (if any) tooth sensitivity post-procedure; and

•	the process is reversible.
     At the initial doctor visit, an impression is made of the patient’s teeth. During the second visit, the hybrid composite veneers, which are computer generated as a single unit, are then ready to be installed. The single-unit feature enables dentists with minimal training to apply up to ten teeth in one 30 — 45 minute visit. This minimizes the risk of failure and allows more dentists to offer GlamSmile veneers as part of their dental practice.
     With traditional bonding, a dentist adheres a composite material directly on the tooth which lasts about 3 to 6 years and tends to discolor. Porcelain veneers, though a more lasting solution (ten years or more), require a significantly more invasive procedure to install, which is irreversible, requires a very high level of training and skill from the dentist, and can cost from $700 to $2,000 per tooth.
     In the fall of 2006, we opened our initial GlamSmile Lab in Ghent, Belgium. As a temporary solution, the lab was integrated at the same address as the office of Evelyne Jacquemyns, a dentist in Ghent, who is a related person to Guy De Vreese, our Chairman. It was agreed that we could use the office of Ms. Jacquemyns from time to time for demonstration purposes in relation to our GlamSmile veneers, at no cost. During the summer of 2007, our GlamSmile Lab was temporary moved to another location within the same building, to be able to facilitate our growing group of Lab technicians. We are currently negotiating to rent a larger location, where the initial GlamSmile Lab will be moved together with the GlamSmile Veneers Drawing team. We incurred $63,835 and $49,473 during the years ending

March 31, 2007 and March 31, 2008, in costs related to the build out of the initial GlamSmile Lab. Additional investments are planned to support the growth of sales of our GlamSmile veneers.
     We entered into a distribution agreement with GlamTech USA, Inc., a Delaware corporation (“GlamTech”) whereby GlamTech agreed to be the exclusive distributor of our GlamSmile products in the United States and Canada, and as a result we are currently marketing the GlamSmile veneers in the United States and Canada, as well as Europe.
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
     The system also introduced a proprietary foam strip that is unique in the manner in which it releases peroxide to the tooth surface without dripping or running. The MetaTray kit is easy to handle, to store, and to discard. It works by gradual release. As the mouth is producing more saliva — the saliva is absorbed by the foam and pushes the peroxide out of the foam in a chemical reaction. This also prolongs the release of peroxide allowing for a more gradual treatment thereby minimizing irritation to the gums and surrounding tissue. Most importantly, since the MetaTray kit can be used at home by the patient, foam strips with the appropriate concentration of peroxide can be provided by the dentist thereby generating a continuing revenue stream for the dentist while achieving high levels of patient satisfaction.
     REMECURE. The RemeCure plasma curing light uses plasma arc technology instead of LED and laser technology which provides high-energy power over the complete spectrum. This allows the RemeCure plasma curing light to be used in various applications such as: (1) curing dental composite materials in only seconds and; (2) single appointment, in-office whitening in less than forty minutes.

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
     IWHITE. In 2006, we introduced a variation of our MetaTray® product named iWhite®. iWhite features a mouthpiece similar to that used in the MetaTray products. However, the iWhite mouthpiece only uses the electroluminescent mesh and not the heating element thereby reducing the power requirements to a 3V battery. iWhite also features lower concentrations of the whitening agent, which allows it to be sold in most over-the-counter distribution channels.
     REME)SENSE TRAY AND FOAM STRIPS. The Reme)sense™ Tray and Foam Strips were launched in the 3 months ending March 31, 2007 and are a remedy for sensitive teeth. Reme)sense provides fast and long lasting results for sensitive teeth. The foam strips, which are placed in the tray for a treatment, are soft and comfortable while providing total precision in their application, thanks to the indication of the teeth numbers in the Reme)sense tray. The Reme)sense kit comes with 8 foam strips and will protect the teeth against sensitivity for up to 4 months with only one treatment of 10 minutes per month.
Distribution
     Duplicating the model we developed for the professional dental segment, our retail strategy has been to focus on product development and marketing and to rely on our distributor network assisted by our internally developed marketing programs for servicing our customers in each market.
     Starting in Belgium and the Netherlands, our products have been introduced utilizing our Distributor Assisted Marketing programs. We implement our program by first identifying an established dealer in each market with a well developed sales force familiar with sales of capital equipment to the professional dentist community. Second, we develop aggressive lead generation programs and other marketing techniques which serve as a blue print for the dealers to implement. The combination of a well-trained dealer force and dealer-assisted marketing and lead generation programs has proven to be far more effective than utilizing a direct sales approach, which is slower and more costly to establish. This process has been repeated for both the professional dentist and retail, over the counter markets in each country. As a result of this approach, in just four years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.
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
     On March 29, 2006, we entered into an agreement with Dream Life, Inc., a California corporation (“Dream Life”). Effective as of March 22, 2006, we granted Dream Life sole and exclusive distribution rights of the MetaTray® products in China, Korea, Vietnam, Mongolia and Thailand. The agreement requires Dream Life to order 10,000 units per quarter or 40,000 units per year with minimum orders of no less than 2,000 units. In the event that Dream Life fails to sell the minimum quantity in any calendar year we have the right to terminate the agreement with sixty (60) days notice after the close of the calendar year in which Dream Life failed to sell the minimum quantity. Dream Life would then have thirty (30) days to cure the default or we, at our option, may terminate the Agreement. We have also granted to Dream Life a right of first offer with respect to any new products in the MetaTray family of products that we develop. The term of the agreement is for an initial two (2) years and will automatically be extended for successive two (2) year terms unless terminated by three (3) months written notice.
     On November 26, 2007, we entered into an agreement with Vemedia B.V., a corporation under the laws of the Netherlands (“Vemedia”) whereby Vemedia agreed to be the exclusive distributor of certain of our teeth sensitivity products, including a kit for sensitive teeth, containing six Foam Strips and one double tray, similar to the Reme)Sense kit, in the Netherlands. The agreement is for an initial period of three (3) years and will automatically be extended for successive two (2) year terms unless terminated by six (6) months prior written notice.
Locations
     During the second half of the fiscal year ended March 31, 2006, we established sales offices in Los Angeles, California to service the United States market and in Singapore to service the Asian market. In conjunction with the establishment of the office in Singapore, we formed a wholly owned subsidiary Remedent Asia Pte Ltd. Although sales in Singapore have taken time to materialize, we have been successful in establishing market share in this region. Sales increased from $240,085 to $347,642 or an increase of approximately 45 % over the last fiscal year, ending March 31, 2008, compared to sales realized over the fiscal year ending March 31, 2007.
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
     During the summer of 2006, the decision was taken by the Company to keep a minimal presence in the US, by hiring an independent consultant, responsible for the implementation of the European Distributor Assisted Marketing programs. As this implementation can be compared to a complete start-up of a new company, it has taken time to contact new distributors and to establish new relationships with these new Distributors. Although is has taken time to materialize sales, during the last quarter of the fiscal year ending March 31, 2008, material agreements were closed with major Distributors for the U.S. market which has translated into increased U.S. sales.
     On August 15, 2007, the Company announced the appointment of Roger Leddington as its Senior Vice President and Head of U.S. Marketing. In this capacity Mr. Leddington oversees the Company’s U.S. launch of its GlamSmile product. Pursuant to a letter agreement between the Company and Mr. Leddington, Mr. Leddington’s employment with the Company is on an at-will basis and commenced on August 8, 2007 (“Effective Date”). This agreement was subsequently terminated in the beginning of May 2008, when Mr. Leddington resigned and in connection with the GlamTech distribution agreement, accepted the position as GlamTech’s president.
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
Research and Development
     During the year ended March 31, 2008 we continued our research and development activities to improve the quality and performance of our existing products, investigated and developed new product opportunities and worked to obtain regulatory approvals on a country by country basis of recently developed products.
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
     Accordingly, research and development expenses were $332,958 for the year ended March 31, 2008 as compared to $341,764 for the year ended March 31, 2007.

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
Major Customers
     For the year ended March 31, 2008 we had one customer that accounted for 16% of total revenues. For the year ended March 31, 2007, we had two customers whose sales accounted for 35% and 10%, respectively, of total revenues.
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
Regulatory Issues
     Because we market dental products which are legally defined to be medical devices, we are considered to be a medical device manufacturer and as such we are subject to the regulations of, among other governmental entities, the United States Food and Drug Administration (the “FDA”) and the corresponding agencies of the states and foreign countries in which we sell our products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of medical devices, the maintenance of certain records and the reporting of potential product problems and other matters. A failure to comply with such regulations could have material adverse effects on our business.
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
Employees
     We currently retain 26 full-time employees in Belgium. We currently have one employee, operating as a consultant, in the United States. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker, our Chief Financial Officer. We entered into an employment agreement with Roger Leddington on August 15, 2007, appointing Mr. Leddington Senior Vice President and Head of U.S. Marketing. This agreement was subsequently terminated in the beginning of May 2008, when Mr. Leddington resigned and in connection with the GlamTech distribution agreement, accepted the position as GlamTech’s president.
ITEM 2 — DESCRIPTION OF PROPERTY
     The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine-year lease commencing December 20, 2001 at a base rent of €6,838 per month ($11,097 per month at March 31, 2008). In addition, the Company is responsible for the payment of annual real estate taxes for the property which totaled €4,120 ($6,515) for calendar year 2008.

The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2008 is $359,773.
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
     The following is the range of high and low bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2006	$2.75	$1.80
Quarter ended September 30, 2006	$2.10	$1.40
Quarter ended December 31, 2006	$1.80	$0.95
Quarter ended March 31, 2007	$2.05	$1.39
Quarter ended June 30, 2007	$1.85	$1.40
Quarter ended September 30, 2007	$1.95	$1.40
Quarter ended December 31, 2007	$3.15	$1.45
Quarter ended March 31, 2008	$1.75	$0.90
     Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.
Stockholders
     As of July 9, 2008, the number of stockholders of record was 200, not including beneficial owners whose shares are held by banks, brokers and other nominees.
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

Securities Authorized for Issuance under Equity Compensation Plans
     As of March 31, 2008, we had three equity compensation plans approved by our stockholders (1) our Incentive and Nonstatutory Stock Option Plan enacted in 2001 (the “2001 Plan”), (2) our 2004 Incentive and Nonstatutory Stock Option Plan (the “2004 Plan”); and (3) our 2007 Equity Incentive Plan (the “2007 Plan”). Our stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, our stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, our stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.
     In addition to the equity compensation plans approved by our stockholders, we have issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders. These options and warrants have been issued in exchange for services or goods received by us.
     The following table provides aggregate information as of March 31, 2008 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	1,103,166	$2.01	96,834
Equity Compensation Plans not approved by security holders	297,298	$1.50	NA
Total	1,400,464	$1.91	96,834
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
     For the fiscal years ending March 31, 2003 through 2008, substantially all of our revenue has been generated by our Belgian subsidiary, Remedent N.V., which has experienced substantial growth in its revenues.
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
     In June 2007, we completed a private placement of 5,600,000 shares of our common stock at $1.25 per share and warrants to purchase up to 4,200,000 shares of common stock at an exercise price of $1.55 per share to certain institutional and accredited investors for an aggregate purchase price of $7,000,000, of which we received proceeds of $5,775,502, net of costs.

     We also received net proceeds of $15,900 on the exercise of 10,000 warrants.
     On February 19, 2008, the Company entered into a formal debt conversion and Registration Rights Agreement with a former investor of the Company. The debt was in the amount of $50,536 and was for past services and obligations attributable to the operations of the Company and its California subsidiaries. In exchange for the debt the Company issued 31,558 common shares of its capital stock.
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
Impairment of Long-Lived Assets
     Long-lived assets consist primarily of property and equipment and patents. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2008, we believed there was no impairment of our long-lived assets.
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
Conversion of Foreign Currencies
     The reporting currency for our consolidated financial statements is the U.S. dollar. The functional currency for our European subsidiaries, Remedent N.V. and Sylphar N.V. is the Euro. The functional currency for Remedent Professional, Inc. is the U.S. dollar. The functional currency for Remedent Asia Pte Ltd is the Singapore dollar. We translate foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Stock Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. Prior to April 1, 2006, we accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally results in no employee stock option expense. We adopted SFAS No. 123R on April 1, 2006 and do not plan to restate financial statements for prior periods. We plan to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on our results of operations. For the year ended March 31, 2008, equity compensation in the form of stock options and grants of restricted stock totaled $189,696. For the year ended March 31, 2007, equity compensation in the form of stock options totaled $221,959.
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activitie“s. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (the Company’s fiscal year beginning April 1, 2009), with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is in the process of evaluating the impact the future application of this pronouncement may have on its consolidated financial statements.
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

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s fiscal year beginning April 1, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
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
In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company adopted SFAS No. 158 on April 1, 2007, resulting in no financial statement impact since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.
Results of Operations
     Comparative details of results of operations for the years ended March 31, 2008 and 2007 as a percentage of sales are as follows:

	2008	2007

NET SALES	100.00%	100.00%
COST OF SALES	53.14%	50.07%

GROSS PROFIT	46.86%	49.93%

OPERATING EXPENSES
Research and development	4.45%	5.12%
Sales and marketing	25.21%	13.31%
General and administrative	54.22%	49.26%
Depreciation and amortization	4.03%	3.14%

TOTAL OPERATING EXPENSES	87.91%	70.83%

INCOME (LOSS) FROM OPERATIONS	(41.05)%	(20.89)%

Other income (expense)	(0.23)%	(1.51)%
INCOME (LOSS) BEFORE INCOME TAXES	(41.27)%	(22.41)%
Income tax benefit (expense)	(0.36%	0.00)%

NET INCOME (LOSS)	(41.64)%	(22.41)%

Net Sales
     Net sales increased by approximately 12% to $7,482,261 in the year ended March 31, 2008 as compared to $6,676,365 in the year ended March 31, 2007. The increase in sales was due to the increased sales of OTC products, more specifically the iWhite and Remesense product lines as well as increased sales of GlamSmile veneers.
     Net sales of the veneer product, GlamSmile, increased for the twelve months ended March 31, 2008 by $1,158,007, or 3,224.57 % to $1,193,919, compared to $35,912 for the twelve months ended March 31, 2007.
Cost of Sales
     Cost of sales increased approximately 19 % to $3,975,777 in the year ended March 31, 2008 as compared to $3,342,716 in the year ended March 31, 2007. The increase in cost of sales is attributable to the increase in sales in the current fiscal year as well as due to the mix in the product range, some products have higher margins than others, which is reflected in the increased cost of sales.
     We have completed negotiations with new suppliers of raw materials, to reduce the dependence on some existing key suppliers and as a result have obtained more advantageous raw material pricing for comparable and improved quality. We closely monitor and are continuously looking for new strategies to optimize and improve our cost efficiencies.
Gross Profit
     Our gross profit increased by $172,835 or 5%, to $3,506,484 for the fiscal year ended March 31, 2008 as compared to $3,333,649 for the year ended March 31, 2007 as a result of increased sales. However, our gross profit as a percentage of sales decreased by 3% from 50% to 47% comparing the year ended March 31, 2007 to the year ended March 31, 2008. The decrease in gross profit is the result of the increase in cost of sales as discussed above.
Operating Expenses
     Research and Development. Our research and development expenses decreased $8,806 to $332,958 for the year ended March 31, 2008 as compared to $341,764 for the year ended March 31, 2007, a decrease of 3%. Our current levels of research and development expenditures are reflective of an average year. In 2008 we were able to bring some products to the production phase and as a result were able to begin investing in new projects.
     Sales and marketing costs. Our sales and marketing costs increased $997,579 or 112%, to $1,886,389 for the year ended March 31, 2008 as compared to $888,810 for the year ended March 31, 2007. The increase is largely due to the set up of a US office to support our veneer product in the US market.
     General and administrative costs. Our general and administrative costs for the year ended March 31, 2008 and 2007 where $4,057,007 and $3,288,723, respectively, representing an increase of $768,284 or 23%. The increase in general and administrative costs as compared to the prior year is the result of our investments made to increase customer support concurrent with the launch of our GlamSmile veneers product line in both Europe and the US.

     Depreciation and amortization. Our depreciation and amortization increased $91,920 or 44%, to $301,260 for the year ended March 31, 2008 as compared to $209,340 for the year ended March 31, 2007. The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity. This investment allowed us to streamline and improve production significantly with resultant increases in capacity and quality as well as decreased costs. Secondly, initial investments have been made to update and modernize our Dental Lab, thereby bringing it to a higher professional Level. With the investments we have made to date, our lab is now ready to support the first cases of veneers and provide a higher level of support for the sales team. Additionally, investments are being made in software and related hardware to bring the design of veneers to the next level which will allow the dentist to modify the design of the final product.
     Net interest expense was $138,168 for the year ended March 31, 2008 as compared to $176,344 for the year ended March 31, 2007, a decrease of $38,176 or 22%. Interest expense has decreased primarily because of decreased utilization of our available bank credit line.
Liquidity and Capital Resources
     Our balance sheet at March 31, 2008 reflects cash and cash equivalents of $1,728,281 as compared to $126,966 as of March 31, 2007, an increase of $1,601,315. Net cash used by operations was $2,445,011 for the year ended March 31, 2008 as compared to net cash used by operations of $659,307 for the year ended March 31, 2007, an increase year to year of $1,785,704 in cash used by operations. The increase in net cash used by operations was primarily attributable to the net loss, offset by the total change in non-cash assets and liabilities of $224,915 in 2008 as opposed to $381,550 in 2007.
     This increase in cash used by operations is attributable primarily to the increase in net loss from $1,496,049 in fiscal 2007 to $3,115,513 in fiscal 2008, an increase of $1,619,464. Also, cash used in operations was affected significantly by changes in accounts receivables and inventories. During the year ended March 31, 2007 accounts receivable and inventory provided $870,014 and $476,814 in cash. While during the year ended March 31, 2008 both accounts receivable and inventory used $406,567 in operating cash as a result of increases in inventory and accounts receivable as of March 31, 2008.
     Net cash used by investing activities was $885,550 for the year ended March 31, 2008 as compared to net cash used by investing activities of $315,104 for the year ended March 31, 2007. Cash used in investing activities in the year ended March 31, 2008 was for equipment purchases attributable to the investment in our production facility (new electric cabling, upgraded compressors and related costs), investments made to full file ISO 9001 and 13485 Medical Device Certificate demands (air conditioned warehouse capability, chemical resistant floor in production facility and related costs), initial investments in a basic Dental Lab, additional investments for molding and office equipment and construction works in our Belgium HQ as a result of our increased staffing in Belgium.
     Net cash provided by financing activities totaled $4,998,339 for the year ended March 31, 2008 as compared to net cash provided by financing activities of $939,988 for the year ended March 31, 2007. The increase in net cash provided from financing activities in the year ended March 31, 2008 is primarily attributable to the net cash proceeds received by the Company from a Private Placement, which took place at the end of the quarter ended June 30, 2007, which was offset by a $750,558 repayment of our existing Credit Line.

     On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2008 and March 31, 2007, Remedent N.V. and Sylphar N.V. had combined, in aggregate, $779,718 and $1,530,276 advances outstanding, respectively, under this mixed-use line of credit facility.
     During the next twelve months, cash raised from our recent private placement (which occurred in June 2007) will be used to finance our current liabilities, reduce the Facility at Fortis Bank and fund our future investments, largely related to our GlamSmile product.
     During the years ended March 31, 2008 and March 31, 2007, we recognized an increase/(decrease) in cash and cash equivalents of $(66,463) and $(170,756), respectively, from the effect of exchange rates between the Euro and the US Dollar.
Risks Relating To Our Business
We have a history of losses and we could suffer losses in the future.
     With the exception of a small profit of $16,149 on revenue of $5,234,855 for the fiscal year ended March 31, 2004, we have incurred substantial losses. Our losses were $1,963,806 on revenue of $733,853 for the fiscal year ended March 31, 2002; $1,006,374 on revenue of $1,969,144 for the fiscal year ended March 31, 2003; $103,428 on revenues of $7,072,300 for the fiscal year ended March 31, 2005; $3,887,302 on revenues of $7,393,948 for the year ended March 31, 2006;$1,496,049 on revenues of $6,676,365 for the fiscal year ended March 31, 2007 and $3,115,513 on revenues of $7,482,261 for the fiscal year ended March 31, 2008.
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
          In addition, our research and development expenses for the year ended March 31, 2008 were $332,958 compared to $341,764 for the year ended March 31, 2007, which is a decrease of $8,806, or 3%, over the prior fiscal year. Our current levels of research and development expenditures are reflective of an average year. In 2008 we were able to bring some products to the production phase and as a result were were able to begin investing in new projects.
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
     In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in this annual report for the year ended March 31, 2008 and the annual attestation report of our registered public accounting firm that is required to be included in our annual report for the year ending March 31, 2009, by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.
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
     On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2008 and March 31, 2007, Remedent N.V. and Sylphar N.V. had combined, in aggregate, $779,718 and $1,530,276 advances outstanding, respectively, under this mixed-use line of credit facility.
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
     Our operations are primarily in Belgium and 79% of our sales for the fiscal year end March 31, 2008 were generated from customers outside of the United States, compared to 92 % of our sales for the fiscal year ended March 31, 2007. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products. In addition, we are subject to risks inherent in international business activities, including:
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
     As of July 9, 2008, our present directors and executive officers, and their respective affiliates beneficially owned approximately 36.78% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days of July 9, 2008. As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.
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

ITEM 8A(T). CONTROLS AND PROCEDURES
(a)	Management’s Annual Report on Internal Control Over Financial Reporting.
     The management of Remedent, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Based on our assessment we believe that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
(b)	Attestation Report of the Registered Public Accounting Firm.
     Not Applicable.
(c)	Changes in internal control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Person	Age	Position
Guy De Vreese	53	Chairman
Robin List	37	Director, Chief Executive Officer
Philippe Van Acker	43	Chief Financial Officer
Stephen Ross	49	Director, Secretary
Fred Kolsteeg	64	Director
     Guy De Vreese, Chairman. From April 1, 2002, Mr. De Vreese has served as our Chairman of the Board. From June 2001 Mr. De Vreese has also served as President of Remedent N.V. and he has served as President of DMDS, Ltd., a European subsidiary of Dental & Medical Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment. In August 1996, Mr. De Vreese founded DMD N.V., a Belgian company that was the independent European distributor for DMDS products and was its Chief Executive Officer until DMD purchased its distribution rights in April 1998. Mr. De Vreese later worked as CEO from 1996 through February 1999 for Lident, N.V., a Belgian company that merged with DMD and specialized in digital photography and developer of imaging software. Mr. De Vreese also served as a consultant providing services to DMDS, Ltd. from February 1999 to June 2001. Mr. De Vreese resides in Belgium.
     Robin List, Director, Chief Executive Officer. From April 1, 2002, Mr. List has served as our Chief Executive Officer and as a director. From April 2001, Mr. List has served a director of Remedent N.V. From January 1998 through April 2001, Mr. List was a director of New BitSnap N.V., a Belgian company. In this position Mr. List consulted for DMDS Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment. From August 1995 to January 1998, Mr. List served as commercial director for WAVE Imaging B.V., a Dutch based company that provided digital services. Mr. List resides in Belgium.
     Philippe Van Acker, Chief Financial Officer. Mr. Van Acker was appointed as our Chief Financial Officer as of March 30, 2005. From July 2001 to March 30, 2005, Mr. Van Acker has served as a director of the Company’s subsidiary, Remedent N.V. where he has also served as financial controller. From 1999 to 2001, Mr. Van Acker served as Director of Finance for DMDS, Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment. From 1992 to 1999, Mr. Van Acker held various positions with Pfizer Medical Technology Group. Mr. Van Acker resides in Belgium.
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
     In fulfilling its oversight responsibilities, the Board has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by SAS 61. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.
     The Board discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.
     After review and discussions, as mentioned above, the Board recommended that the audited financial statement be included in the Company’s Annual Report on Form 10-KSB.
Code of Ethics
     We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003. A copy of our Code of Ethics is available to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.
Compliance with Section 16 of the Securities Exchange Act of 1934
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. We believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2008, were timely filed.

ITEM 10 — EXECUTIVE COMPENSATION
Summary Compensation
     The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2008 and March 31, 2007, respectively:

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation		Total
Guy De Vreese,	2008	-0-	-0-	-0-		$315,442	(1)	$315,442	(1)
Chairman, CEO of Remedent N.V.	2007	$-0-	$-0-	$-0-	$-0-	$294,429	(1)	$294,429	(1)

Robin List,	2008	$252,567	$-0-	$-0-	$-0-	$-0-		$252,567
CEO	2007	$239,045	$-0-	$-0-	$-0-	$-0-		$239,045

Philippe Van Acker,	2008	$162,658	$-0-	$-0-	$-0-	$-0-		$162,658
CFO	2007	$138,573	$-0-	$-0-	$			$138,573

(1)	These amounts are consulting fees including a car allowance paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.
ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008. The information in this table provides the ownership information for:
a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.
          Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 18,637,803 shares outstanding.

	Shares Beneficially	Percentage
Beneficial owner (1)	Owned	Beneficially Owned

Guy De Vreese, Chairman (2) Xavier de Cocklaan 42 9831 Deurle, Belgium	5,393,580	28.31%

Robin List, CEO, Director (3) Xavier de Cocklaan 42 9831 Deurle, Belgium	882,827	4.19%

Philippe Van Acker, CFO (4) Xavier de Cocklaan 42 9831 Deurle, Belgium	101,667	*

Stephen Ross, Secretary, Director (5) 1921 Malcolm #101 Los Angeles, CA 90025	518,777	2.77%

Fred Kolsteeg (6) Managelaantje 10 3062 CV Rotterdan The Netherlands	110,000	*

All Officers and Directors as a Group (5 persons)	7,006,851	36.78%

5% or Greater Shareholders

Special Situations Private Equity Fund, L.P. (7)	5,853,049	27.25%

Special Situations Cayman Fund LP (8)	1,255,067	6.62%

Austin W. Marxe and David M. Greenhouse (9) 153 East 53rd Street, 55th FL New York, NY 10022	7,814,816	35.57%

Potomac Capital Partners LP (10)	990,185	5.19%

Paul J. Solit (11)	2,380,000	12.11%

Lagunitas Partners LP (12)	1,384,600	7.20%

Jon D. Gruber (13)	1,971,200	10.12%

*	Less than one percent

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Guy De Vreese holds 3,204,426 shares in his own name, which such amount includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; 100,000 shares of common stock underlying options which vested on September 17, 2007 and have an exercise price of $1.75 per share; 79,254 shares of common stock held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese and 9,900 shares of common stock underlying warrants with an exercise price of $10.00 per share held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese; 2,000,000 shares of common stock held in the name of Lausha HK, a Hong Kong company controlled by Guy De Vreese.

(3)	Includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share, as well as 100,000 shares of common stock underlying options which vested on September 17, 2007 and have an exercise price of $1.75 per share.

(4)	Includes 10,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; includes 75,000 shares of common stock underlying options which vested on December 2005 and have an exercise price of $2.46 per share; and includes 16,667 shares of common stock underlying options which vested on September 17, 2007 and have an exercise price of $1.75 per share.

(5)	Includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share and 12,500 shares of common stock underlying options which vested on April 8, 2004 and have an exercise price of $2.00 per share.

(6)	Consists of 50,000 shares of common stock held in his own name, including 5,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share, 60,000 shares of common stock held by Kolsteeg Beleggingsmaatschappij B.V., a Dutch company of which Fred Kolsteeg is the principal, including 10,000 shares of common stock underlying warrants held by Kolsteeg Beleggingsmaatschappij B.V. with an exercise price of $10.00 per share.

(7)	Consists of 3,010,667 shares of common stock of the Company held by Special Situations Private Equity Fund, L.P. (“SSF Private Equity”) and warrants to purchase 2,842,382 shares of common stock held by SSF Private Equity. Such securities are also included and reflected in the disclosure for Austin W. Marxe and David M. Greenhouse, per footnote 9 below.

(8)	Consists of 940,067 shares of common stock held by Special Situations Cayman Fund, L.P. (“SSF Cayman”) and warrants to purchase 315,000 shares of common stock held by SSF Cayman. Such securities are also included and reflected in the disclosure for Austin W. Marxe and David M. Greenhouse, per footnote 9 below.

(9)	Consists of 3,010,667 shares of common stock of the Company held by Special Situations Private Equity Fund, L.P. (“SSF Private Equity”) and warrants to purchase 2,842,382 shares of common stock held by SSF Private Equity; 529,700 shares of common stock held by Special Situations Fund III QP, L.P. (“SSF QP”) and warrants to purchase 177,000 shares of common stock held by SSF QP; 940,067 shares of common stock held by Special Situations Cayman Fund, L.P. (“SSF Cayman”) and warrants to purchase 315,000 shares of common stock held by SSF Cayman. MGP Advisors Limited (“MGP”) is the general partner of SSF QP. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to SSF Cayman and the investment adviser to SSF Private Equity. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(10)	Consists of 565,820 shares of common stock of the Company held by Potomac Capital Partners LP and warrants to purchase 424,365 shares of common stock held by Potomac Capital Partners LP. Such securities are also included and reflected in the disclosure for Paul J. Solit, per footnote 11 below.

(11)	Consists of 565,820 shares of common stock of the Company held by Potomac Capital Partners LP and warrants to purchase 424,365 shares of common stock held by Potomac Capital Partners LP; 391,968 shares of common stock held by Potomac Capital International Ltd and warrants to purchase 293,976 shares of common stock held by Potomac Capital International Ltd; and 402,212 shares of common stock held by Pleiades Investment Partners-R LP (“Pleiades”) and warrants to purchase 301,659 shares of common stock held by Pleiades. Paul J. Solit has disposition and voting control for Potomac Capital Partners LP, Potomac Capital International Ltd. and Pleiades.

(12)	Consists of 791,200 shares of common stock of the Company held by Lagunitas Partners LP and warrants to purchase 593,400 shares of common stock held by Lagunitas Partners LP. Such securities are also included and reflected in the disclosure for Jon D. Gruber, per footnote 13 below.

(13)	Consists of 791,200 shares of common stock of the Company held by Lagunitas Partners LP and warrants to purchase 593,400 shares of common stock held by Lagunitas Partners LP; 181,600 shares of common stock held by Gruber & McBaine International and warrants to purchase 136,200 shares of common stock held by Gruber & McBaine International; 153,600 shares of common stock held by the Jon D. and Linda W. Gruber Trust and warrants to purchase 115,200 shares of common stock held by the Jon D. and Linda W. Gruber Trust. Jon D. Gruber has disposition and voting control for Lagunitas Partners, LP and Gruber & McBaine International, and Jon D. Gruber and Linda W. Gruber have disposition and voting control for the Jon D. and Linda W. Gruber Trust.
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          Guy De Vreese, our Chairman of the Board, is the managing director of our subsidiary, Remedent N.V. Mr. De Vreese provides his services as Remedent N.V.’s Managing Director through two companies, Lausha, N.V. and Lident N.V. Lausha, N.V. and Lident N.V. have oral consulting arrangements with Remedent N.V. that provide Mr. De Vreese’s services and are both companies controlled by Mr. De Vreese. On March 20, 2006, Lausha N.V. and Lident N.V. merged into Lausha N.V., controlled by Mr. De Vreese. Lausha N.V. received a total of $315,442 and $281,000 as compensation for services for the years ending March 31, 2008 and March 31, 2007, respectively. Lausha N.V. and Lident N.V. received a combined total of $222,000 and $225,000 as compensation for these services for the years ending March 31, 2006 and March 31, 2005, respectively.
          In September 2004, we entered into an agreement with Lident N.V., a company controlled by Mr. De Vreese, our Chairman, to obtain an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product for which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese’s association with us. The agreement required us to advance to the inventors through Lident a fully refundable deposit of (Euro) 100,000 ($129,650) subject to our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to us for additional consideration to the inventors of (Euro) 100,000 ($129,650) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full to us by Lident. The consideration we had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident will not profit from the exercise of the option. Furthermore, at a meeting of our Board of Directors on July 13, 2005, we accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to us in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property. On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. As of March 31, 2008 the Company has not yet received the final product. The patent is being amortized over five (5) years.
          Since the inception of IMDS, Inc. (“IMDS”) in April, 2003, IMDS, a distributor of our products, has purchased inventory valued at approximately $642,000 from us. All inventory was purchased at standard pricing. Goods sold during the years ended March 31, 2008 and March 31, 2007 totaled $87,790 and $476,122, respectively. Accounts receivable at year end with this customer totaled $91,533 and $392,057 as at March 31, 2008 and March 31, 2007, respectively.
          In connection with the employment of Mr. Judd Hoffman, we issued Mr. Hoffman options to purchase 400,000 shares of our common stock at an exercise price of $4.00 in October 2005. The options were granted pursuant to our 2004 Incentive and Nonstatutory Stock Option Plan. One-third of the options are scheduled to vest on each annual anniversary of Mr. Hoffman’s employment. On July 19, 2006 the Company entered into a employment severance agreement which allows 110,666 of Mr. Hoffman’s options to vest at August 31, 2006. The balance of the options lapsed upon his termination.
          In connection with services rendered by Mr. Philippe Van Acker, on December 23, 2005, the Company granted to Mr. Van Acker 75,000 ten year options to purchase the Company’s common stock at an exercise price of $2.46, the market value of the Company’s stock on the date of grant. The options were fully vested upon issuance.
          In the fall of 2006, we opened our initial GlamSmile Lab in Ghent, Belgium. As a temporary solution, the lab was integrated at the same address as the office of Evelyne Jacquemyns, a dentist in Ghent who is a related person to Guy De Vreese, our Chairman, by virtue of sharing the same household. We incurred $63,835 in costs related to the build out of the initial GlamSmile Lab. It was agreed that we could use the office of Ms Jacquemyns from time to time for demonstration purposes in relation to our GlamSmile veneers, at no cost. During the summer of 2007, our GlamSmile Lab was temporarily moved to another location within the same building, to be able to facilitate our growing group of Lab technicians. We are currently negotiating to rent a larger location., where the initial GlamSmile Lab will be moved together with the GlamSmile Veneers Drawing team. We incurred $63,835 and $49,473 during the years ending March 31, 2007 and March 31, 2008, in costs related to the build out of the initial GlamSmile Lab. Additional investments are planned to support the growth of sales of our GlamSmile veneers.
ITEM 13. EXHIBITS
          The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          On March 29, 2006, the Company engaged PKF Bedrijfsrevisoren, Antwerp, Belgium (“PKF”) as the company’s independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2006. On September 13, 2007, the Board of Directors authorized engaging PKF as the Company’s independent accountants to audit the Company’s financial statements for the fiscal year ending March 31, 2008.
          Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2008 and the review of our quarterly reports for such years, amounted to $46,626 paid to PKF. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2007 and the review of our quarterly reports for such year, amounted to $40,847 paid to PKF.
          Audit Related Fees. For the years ended March 31, 2008 and March 31, 2007, we paid $3,111 and $1,536, respectively, to PKF for other audit related fees.
          Tax Fees. For the years ended March 31, 2008 and March 31, 2007, we paid $16,000 and $0, respectively, to PKF for tax fees.
          All Other Fees. For the years ended March 31, 2008 and March 31, 2007, we paid no fees to PKF for any non-audit services.
          The above-mentioned fees are set forth as follows in tabular form:

	2008	2007
Audit Fees	$46,626	$40,847
Audit Related Fees	$3,111	$1,536
Tax Fees	$16,000	-0-
All Other Fees	-0-	-0-
          The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant for the year ended March 31, 2008.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.
Dated: July 11, 2008	/s/ Robin List
By: Robin List
Its: Chief Executive Officer (Principal Executive Officer) and Director

Dated: July 11, 2008	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 11, 2008	/s/ Robin List
Robin List — Chief Executive Officer and Director

Dated: July 11, 2008	/s/ Guy De Vreese
Guy De Vreese — Chairman of the Board of Directors

Dated: July 11, 2008	/s/ Stephen Ross
Stephen Ross — Secretary and Director

Dated: July 11, 2008	/s/ Fred Kolsteeg
Fred Kolsteeg — Director

EXHIBIT INDEX

Exhibit No	Description
2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (7)

4.2	Form of Subscription Agreement (5)

4.3	Form of Warrant for Common Stock (5)

4.4	Form of Registration Rights Agreement (5)

4.5	Form of Warrant for Unit (8)

4.6	Form of Warrant for Common Stock (17)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (8)

10.3	Exchange Agreement by and among Remedent, Inc. and Lausha, N.V. and Robin List dated June 3, 2005 (2)

10.4	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005, subject to General Terms and Conditions (6)

10.5	Exclusive License Agreement between Remedent, Inc. and Dan Darnell dated October 11, 2004 (6)

10.6	Amendment to Development Agreement between Remedent, Inc. and P. Michael Williams dated August 4, 2004 (6)

10.7	Option Agreement between Remedent, N.V. and Lident NV dated July 6, 2004 (6)

10.8	Development Agreement between Remedent, Inc. and P. Michael Williams dated March 15, 2004 (6)

10.9	Convertible Promissory Note dated March 23, 2004 (3)

10.10	Letter Agreement by and between MDB Capital Group, Inc. and Remedent, Inc. dated September 22, 2003 (6)

10.11	Stock Purchase Agreement with Dental Advisors, dated September 14, 2001 (1)

10.12	Asset Purchase Agreement for IMDS, dated January 15, 2001 (1)

10.13	Stock Purchase Agreement, dated January 11, 2002 (1)

10.14	Stock Purchase Agreement, dated May 1, 2002 (1)

10.15	Securities Purchase Agreement dated July 6, 2005 (5)

10.16	Registration Rights Agreement dated July 6, 2005 (5)

10.17	Warrant dated July 6, 2005 (5)

10.18	Amendment to Warrant (8)

10.19	Employment Agreement between Remedent N.V. and Philippe Van Acker (7)

10.20	Agreement between Remedent N.V. and Omega Pharma NV dated as of September 9, 2003(8)

Exhibit No	Description
10.21	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated September 24, 2003 (7)

10.22	Addendum to Distribution Agreement between Remedent N.V. and Omega Pharma NV dated February 4, 2004 (7)

10.23	Lease Agreement dated December 20, 2001 (7)

10.24	Consulting Agreement between Remedent, Inc., and P. Michael Williams dated February 10, 2006 (9)

10.25	Consulting Agreement between Remedent, Inc. and Pierre Fabre Medicament S.A. dated December 21, 2005 (10)

10.26	Agreement between Remedent N.V, and Chefaro Pharma Italia S.R.L. dated February 15, 2006 (11)

10.27	Exclusive License and Distribution Agreement between Remedent and Dream Life dated March 22, 2006 (12)

10.28	Employment Agreement between Remedent, Inc. and Judd D. Hoffman (8)

10.29	Employment Severance Agreement between Remedent, Inc. and Judd D. Hoffman (13)

10.30	Fortis Bank General Lending Conditions for Corporate Customers (“General Terms and Conditions”) (14)

10.31	Line of Credit Agreement by and between Remedent, N.V. and Fortis Bank dated September 8, 2004, subject to the General Terms and Conditions (14)

10.32	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated March 13, 2006, subject to the General Terms and Conditions (15)

10.33	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated September 1, 2006, subject to the General Terms and Conditions (16)

10.34	Purchase Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (17)

10.35	Registration Rights Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (17)

10.36	Letter Agreement between Remedent, Inc. and Roger Leddington dated August 8, 2007 (18)

10.37	2007 Equity Incentive Plan (19)

10.38	Sales and Distribution Agreement between Remedent N.V. and Savant Distribution Limited, dated October 1, 2007 (20)

10.39	Waiver Agreement between Remedent, Inc. and Consenting Holders, dated October 18, 2007 (21)

10.40	Limited Liability Company Merger and Reallocation Agreement between Remedent NV and IMDS, LLC, dated July 15, 2007 (22)

10.41	Distribution Agreement, dated November 29, 2007, by and between Remedent, Inc. and Vemedia N.V. (23)

10.42	Distribution Agreement, dated April 10, 2008, by and between Remedent N.V. and GlamTech USA, Inc. (24)

10.43	Factoring Agreement between Remedent, Inc. and First Community Financial, a division of Pacific Western Bank, dated April 24, 2008 (25)

14.1	Code of Ethics, adopted March 25, 2003 (4)

21.1	List of Subsidiaries*

23.1	Consent of PKF Bedrijfsrevisoren, Antwerp, Belgium*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.
(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form 10-KSB/A filed with the SEC on February 8, 2005.

(4)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(5)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.

(7)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(8)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005

(9)	Incorporated by reference from Form 8-K filed with the SEC on February 16, 2006.

(10)	Incorporated by reference from Form 10-QSB filed with the SEC on February 21, 2006.

(11)	Incorporated by reference from Form 8-K filed with the SEC on February 22, 2006.

(12)	Incorporated by reference from Original Filing on Form 10-KSB filed with the SEC on July 14, 2006.

(13)	Incorporated by reference from Form 10-QSB filed with the SEC on August 21, 2006.

(14)	Incorporated by reference from Form 10-KSB/A2 filed with the SEC on June 11, 2007.

(15)	Incorporated by reference from Form 10-KSB/A filed with the SEC on June 11, 2007.

(16)	Incorporated by reference from Form 10-QSB/A filed with the SEC on June 11, 2007.

(17)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.

(18)	Incorporated by reference from Form 8-K filed with the SEC on August 15, 2007

(19)	Incorporated by reference from Schedule 14A filed with the SEC on October 2, 2007

(20)	Incorporated by reference from Form SB-2/A3 filed with the SEC on October 23, 2007

(21)	Incorporated by reference from Form SB-2/A2 filed with the SEC on October 19, 2007

(22)	Incorporated by reference from Form 10-QSB filed with the SEC on November 19, 2007

(23)	Incorporated by reference from Form 8-K filed with the SEC on December 19, 2007

(24)	Incorporated by reference from Form 8-K filed with the SEC on April 15, 2008

(25)	Incorporated by reference from Form 8-K filed with the SEC on April 30, 2008

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

INDEPENDENT AUDITORS’ REPORT
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
To the Board of Directors and Stockholders of Remedent, Inc.:
We have audited the accompanying consolidated balance sheets of Remedent, Inc. as of March 31, 2008 and March 31, 2007 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2008 and March 31, 2007 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
Antwerp — Belgium,
July 9, 2008
PKF bedrijfsrevisoren CVBA
Statutory Auditors
Represented by

/s/ Ria Verheyen
Registered Auditor

Tel +32 (0)3 235 66 66 / Fax +32 (0)3 235 22 22 / antwerpen@pkf.be / www.pkf.be
PKF bedrijfsrevisoren CVBA / burgerlijke vennootschap met handelsvorm
Potvlietlaan 6 / 2600 Antwerpen / BTW BE 0439 814 826 / RPR Antwerpen
The PKF International Association is an association of legally independent firms.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,728,281	$126,966
Accounts receivable, net of allowance for doubtful accounts of $32,181 at March 31, 2008 and $79,996 at March 31, 2007	1,902,920	1,724,121
Inventories, net	1,360,709	1,132,941
Prepaid expense	970,173	668,421

Total current assets	5,962,083	3,652,449

PROPERTY AND EQUIPMENT, NET	692,609	589,623
OTHER ASSETS
Long term investments and advances	675,000	—
Patents, net	115,827	135,894

TOTAL ASSETS	$7,445,519	$4,377,966

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$58,583	$43,499
Line of Credit	779,718	1,530,276
Notes payable	—	11,282
Accounts payable	2,002,439	1,441,502
Accrued liabilities	781,737	412,435
Due to related parties	—	50,536
Income taxes payable	15,121	—

Total current liabilities	3,637,598	3,489,530

LONG TERM DEBT	94,754	152,343

STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 18,637,803 shares issued and outstanding at March 31, 2008 and 12,996,245 shares issued and outstanding at March 31, 2007)	18,638	12,996
Additional paid-in capital	17,929,992	11,904,000
Accumulated deficit	(14,263,113)	(11,147,600)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	27,650	(33,303)

Total stockholders’ equity (deficit)	3,713,167	736,093

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,445,519	$4,377,966

COMMITMENTS (Note 20)
SUBSEQUENT EVENT (Note 21)
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	March 31,
	2008	2007
Net sales	$7,482,261	$6,676,365
Cost of sales	3,975,777	3,342,716

Gross profit	3,506,484	3,333,649

Operating Expenses
Research and development	332,958	341,764
Sales and marketing	1,886,389	888,810
General and administrative	4,057,007	3,288,723
Depreciation and amortization	301,260	209,340

TOTAL OPERATING EXPENSES	6,577,614	4,728,637

INCOME (LOSS) FROM OPERATIONS	(3,071,130)	(1,394,988)

OTHER INCOME (EXPENSES)
Interest expense	(138,168)	(176,344)
Other income	121,032	75,283

TOTAL OTHER INCOME (EXPENSES)	(17,136)	(101,061)

INCOME (LOSS) BEFORE INCOME TAXES	(3,088,266)	(1,496,049)
Income tax (expense) benefit	(27,247)	—

NET LOSS	$(3,115,513)	$(1,496,049)

LOSS PER SHARE
Basic and fully diluted	$(0.17)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	17,823,012	12,971,795

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2008 and 2007

			Additional
			Paid in	Accumulated	Common Stock
	Shares	Amount	Capital	Deficit	Subscribed	Other	Total
		$	$	$	$	$	$

Balance, March 31, 2006	12,764,112	12,764	11,624,234	(9,651,551)	200	(28,274)	1,957,373

Common stock issued for development services	200,000	200	—	—	(200)	—	—
Common stock issued on conversion of convertible debentures	32,133	32	57,807	—	—	—	57,839
Value of stock options issued to employees	—	—	221,959	—	—	—	221,959
Cumulative translation adjustment	—	—	—	—	—	(5,029)	(5,029)
Net loss	—	—	—	(1,496,049)	—	—	(1,496,049)

Balance, March 31, 2007	12,996,245	12,996	11,904,000	(11,147,600)	—	(33,303)	736,093

Common stock issued by private placement	5,600,000	5,600	6,994,400	—	—	—	7,000,000
Commissions and other costs of private placement	—	—	(1,224,498)	—	—	—	(1,224,498)
Shares issued on exercise of warrants	10,000	10	15,890	—	—	—	15,900
Shares issued Debt Conversion	31,558	32	50,504	—	—	—	50,536
Value of stock options issued to employees	—	—	189,696	—	—	—	189,696
Cumulative translation adjustment	—	—	—	—	—	60,953	60,953
Net loss	—	—	—	(3,115,513)	—	—	(3,115,513)

Balance, March 31, 2008	18,637,803	18,638	17,929,992	(14,263,113)	—	27,650	3,713,167

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,115,513)	$(1,496,049)
Adjustments to reconcile net (loss) to net cash used by operating activities
Depreciation and amortization	301,260	209,340
Inventory reserve	2,446	—
Allowance for doubtful accounts	(47,815)	(1,813)
Stock issued upon conversion of convertible debentures	—	25,706
Value of issued stock options to employees	189,696	221,959
Changes in operating assets and liabilities:
Accounts receivable	(178,799)	870,014
Inventories	(227,768)	476,814
Prepaid expenses	(301,752)	(297,844)
Accounts payable	548,811	(336,606)
Accrued liabilities	369,302	(220,360)
Income taxes payable	15,121	(110,468)

Net cash used by operating activities	(2,445,011)	(659,307)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in restricted cash	—	70,762
Long term investments and advances	(675,000)	—
Purchase of patent rights	(11,556)	—
Purchases of equipment	(198,994)	(385,866)

Net cash used by investing activities	(885,550)	(315,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from share issuances	5,791,402	—
Net proceeds from (repayments of) capital lease note payable	(42,505)	111,231
Note payments — related parties	(0)	(8,422)
Proceeds from (repayments of) line of credit	(750,558)	837,180

Net cash provided by financing activities	4,998,339	939,988

NET (DECREASE) INCREASE IN CASH	1,667,778	(34,423)
Effect of exchange rate changes on cash and cash equivalents	(66,463)	(170,756)
CASH AND CASH EQUIVALENTS, BEGINNING	126,966	332,145

CASH AND CASH EQUIVALENTS, ENDING	$1,728,281	$126,966

Supplemental Cash Flow Information:

Interest paid	$62,073	$111,493

Income taxes paid	$—	$—

SUPPLMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued upon conversion of convertible debt	$50,536	$—

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended
	March 31,
	2008	2007

Net Loss	$(3,115,513)	$(1,496,049)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	60,953	(5,029)

Comprehensive loss	$(3,054,560)	$(1,501,078)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BACKGROUND AND ORGANIZATION

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

The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its four subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc., Remedent Asia Pte Ltd, a wholly-owned subsidiary formed under the laws of Singapore, and Sylphar N.V. (incorporated in Belgium as a wholly owned subsidiary on September 24, 2007) (collectively, the “Company”). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium and, as of October 2005, offices in Los Angeles, California. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. Remedent Asia Pte. Ltd., commenced operations as of July 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2008, management believes there was no impairment of the Company’s long-lived assets.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $15,812 at March 31, 2008 and $13,366 at March 31, 2007.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2008 and March 31, 2007, advertising expense was $395,964 and $350,793, respectively.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $23,718 and $20,049 as of March 31, 2008 and March 31, 2007, respectively.

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

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiaries, Remedent N.V. and Sylphar N.V., is the Euro, for Remedent Asia the Singapore Dollar. Finally, the functional currency for Remedent Professional, Inc. is the U.S. dollar. The Company translates foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

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

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains and (losses) of $60,953 and $(5,029) for the years ended March 31, 2008 and 2007, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company’s financial statements. Prior to April 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally resulted in no employee stock option expense. The Company adopted SFAS No. 123R on April 1, 2006 and does not plan to restate financial statements for prior periods. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on the Company’s results of operations. For the years ended March 31, 2008 and March 31, 2007, equity compensation in the form of stock options and grants of restricted stock totaled $189,696 and $221,959 respectively.

Adoption of New Accounting Policies

Effective April 1, 2006, the Company adopted the provisions of the FASB Staff Position (“FSP[8]”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements”. This accounting position was adopted on a prospective basis with no restatement of prior period consolidated financial statements. This position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. Transition to the FSP will be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of deficit.

The Company adopted FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”) on April 1, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this statement did result in a cumulative adjustment to equity and there were no unrecognized tax benefits, penalties or interest at the time of, or subsequent to, adoption.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activitie“s. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (the Company’s fiscal year beginning April 1, 2009), with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is in the process of evaluating the impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the Company’s fiscal year beginning April 1, 2009. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s fiscal year beginning April 1, 2008. The Company adopted SFAS No. 159 on April 1, 2008, with no financial statement impact.

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company adopted SFAS No. 158 on April 1, 2007, resulting in no financial statement impact since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company adopted this standard on April 1, 2007, with no impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155. This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company adopted this standard on April 1, 2007, with no impact on its consolidated financial statements.

EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, was issued in June 2007. The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning April 1, 2008) and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement. The Company currently is not a party to research and development arrangements that include nonrefundable advance payments. To the extent that the Company enters into research and development arrangements in the future that include nonrefundable advance payments, the future application of this pronouncement may have a material effect on its financial condition and results of operations.

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

As of March 31, 2008, the total costs of this private placement were $1,224,498, comprising of: commissions of $762,505; out-of-pocket costs of $25,000; professional fees of $365,013 and direct travel costs of $71,980; and have been recorded against share capital as a cost of financing.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2008 two customers accounted for 25% and 10% of the Company’s trade accounts receivable. At March 31, 2007, two customers accounted for 35% and 10% of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the year ended March 31, 2008, the Company had one supplier who accounted for 33% of gross purchases and four other suppliers who accounted for between 14% and 21% of gross purchases each. For the year ended March 31, 2007, the Company had one supplier who accounted for 28% of gross purchases and four other suppliers who accounted for between 10% and 20% of gross purchases each.

Revenues — For the year ended March 31, 2008 the Company had one customer that accounted for 16% of total revenues. For the year ended March 31, 2007 the Company had two customers that accounted for 35% and 10% respectively, of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2008	March 31, 2007

Accounts receivable, gross	$1,935,101	$1,804,117
Less: allowance for doubtful accounts	(32,181)	(79,996)

Accounts receivable, net	$1,902,920	$1,724,121

6.	INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2008	March 31, 2007

Raw materials	$29,788	$30,579
Components	970,101	786,728
Finished goods	376,632	329,000

	1,376,521	1,146,307
Less: reserve for obsolescence	(15,812)	(13,366)

Net inventory	$1,360,709	$1,132,941

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2008	March 31, 2007

Prepaid materials and components	$588,639	$394,598
Prepaid Belgium income taxes	79,060	66,830
Prepaid consulting	62,237	66,830
VAT payments in excess of VAT receipts	117,467	47,260
Royalties	39,530	33,415
Prepaid trade show expenses	25,276	6,523
Prepaid rent	10,812	7,054
Other	47,152	45,911

	$970,173	$668,421

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2008	March 31, 2007

Furniture and Fixtures	$182,079	$137,560
Machinery and Equipment	801,251	559,422
Tooling	254,450	188,450

	1,237,780	885,432
Accumulated depreciation	(545,171)	(295,809)

Property & equipment, net	$692,609	$589,623

Tooling includes a payment made to a company called Sensable, in reference to the development of a tailored veneer modeling solution, referred to as “GlamSmile Design Software”. At the end of March 31, 2008, named software was still under development and is expected to be delivered to the Company by early fiscal 2009.

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

IMDS, LLC is registered with the Secretary of the State of Florida as a limited liability company and with the Secretary of the State of California as a foreign corporation authorized to operate in California. IMDS, LLC is merging with White Science World Wide, LLC, a limited liability company organized under the laws of the State of Georgia. The merged companies are operating as a single entity as IMDS, LLC, a Florida limited liability company.

Soca Networks Singapore (“Soca”)

Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms. The balance of $375,000 is to be paid through the issuance of 220,588 shares of the Company’s common stock. The final agreement is currently being negotiated and management expects to close the agreement within the first half of the new fiscal year 2009.

10.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $22,750 of accumulated amortization for this patent as of March 31, 2008. The Company accrues this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of March 31, 2008 (2007-Nil).

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. As of March 31, 2008 the company has not yet received the final Product. The patent is being amortized over five (5) years and accordingly, the Company has recorded $55,468 of accumulated amortization for this patent as of March 31, 2008.

11.	LINE OF CREDIT

On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV . Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2008 and March 31, 2007, Remedent N.V. and Sylphar N.V. had in aggregate, $779,718 and $1,530,276 in advances outstanding, respectively, under this mixed-use line of credit facility.

12.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $85,231). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $157,503). The leases require monthly payments of principal and interest at 7.43% of €1,258 (US$1,989 at March 31, 2008) for the first two leases and 9.72% of €2,256 (US$3,567 at March 31, 2008) and provide for buyouts at the conclusion of the five year term of €2,820 (US$4,459) or 4.0% of original value for the first two contracts and €4,933 (US $7,800) or 4.0 % of the original value for the second contract. The book value as of March 31, 2008 and March 31, 2007 of the equipment subject to the foregoing leases are $149,673 and $198,225, respectively.

13.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Balances due to related parties consist of the following:

	March 31, 2008	March 31, 2007

Demand loan from a former officer and major stockholder	$—	$50,536

	$—	$50,536

Borrowings from employees and entities controlled by officers of the Company are, unsecured, non-interest bearing, and due on demand.

Transactions with related parties consisted of the following:

Compensation:

During the years ended March 31, 2008 and 2007 respectively, the Company incurred $671,170 and $595,949 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc., to which goods were sold during the years ended March 31, 2008 and 2007 totaling $87,790 and $476,122 respectively. Accounts receivable at year end with this customer totaled $91,533 and $392,057 as at March 31, 2008 and 2007 respectively.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers. Other related party transactions are disclosed in Note 17.

14.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2008	March 31, 2007

Accrued employee benefit taxes and payroll	$178,645	$260,676
Accrued Travel	17,667	—
Advances and deposits	212,736	—
Commissions	130,875	2,834
Accrued audit and tax preparation fees	4,000	27,282
Reserve for warranty costs	23,718	20,049
Accrued interest	984	6,180
Accrued consulting fees	35,204	2,528
Other accrued expenses	177,908	92,886

	$781,737	$412,435

15.	INCOME TAXES

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

The domestic and foreign (“Belgium” and “Singapore”) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2008	March 31, 2007

Domestic	$(1,722,134)	$(1,627,604)
Foreign	(1,366,132)	131,555

	$(3,088,266)	$(1,496,049)

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2008	March 31, 2007

Domestic — Net operating loss carryforward	$3,561,841	$3,025,488
Foreign — Net operating loss carryforward	639,893	202,731

Total	4,201,734	3,228,219
Valuation allowance	(4,201,734)	(3,228,219)

Net deferred tax assets	$—	$—

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2008 and March 31, 2007 are as follows:

	March 31, 2008	March 31, 2007

Domestic
Pre tax income (loss)	$(1,722,134)	$(1,627,604)
Statutory tax rate	35%	35%

Tax benefit based upon statutory rate	(602,747)	(569,661)
Valuation allowance	602,747	569,661

Net domestic income tax (benefit)	—	—

Foreign
Pre tax income (loss)	(1,366,132)	135,101
Statutory tax rate	32%	32%

Tax expense (benefit) based upon statutory rate	(437,162)	43,232
Permanent differences	437,162	(43,232)

Net operating loss	—	—
Net foreign income tax (benefit)	—	—

Total Income tax (benefit )	$—	$—

16.	CAPITAL STOCK

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

On February 19, 2008, the Company entered into a formal debt conversion and Registration Rights Agreement with a former investor of the Company. The debt was in the amount of $50,536 and was for past services and obligations attributable to the operations of the Company and its California subsidiaries. In exchange for the debt the Company issued 31,558 common shares of its capital stock.

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

On August 17, 2007, pursuant to the terms of the Company’s 2004 Plan, the Company granted to an employee 100,000 options to purchase the Company’s common stock at a price of $1.50 per share. These options will vest over the next 3 years and are exercisable for a period of 5 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 5 years resulting in a value of $1.24 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $28,780 has been recorded in the year ended March 31, 2008.

On September 21, 2007 the Company granted to employees and directors a total of 570,000 options to purchase the Company’s common stock at a price of $1.75 per share. These options will vest over the next 3 years and are exercisable for a period of 10 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 7 years resulting in a value of $1.47 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $160,916 has been recorded in the year ended March 31, 2008.

A summary of the option activity for the years ended March 31, 2008 and 2007 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan		Other
		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Options outstanding , March 31, 2007	222,500	$1.29	210,666	$3.19	—	—

Granted	—	—	520,000	1.71	150,000	$1.75
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Options outstanding, March 31, 2008	222,500	$1.29	730,666	$2.29	150,000	$1.75

Options exercisable March 31, 2008	222,500	$1.29	210,666	$4.46	—	—

Exercise price range	$1.00 to $4.00		$1.50 to $4.00		$1.75

Weighted average remaining life	4.0 years		5.43 years		8.72 years

Shares available for future issuance	27,500		69,334		N/A

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	1,103,166	$2.01	96,834
Equity Compensation Plans not approved by security holders	297,298	$1.50	NA

	1,400,464	$1.91	96,834

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the year ended March 31, 2008, the Company recognized $189,696 (2007 — $221,959) in compensation expense in the consolidated statement of operations

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
As of March 31, 2008, the Company has 7,260,026 warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $3.00 per share with expiration dates between August 2007 and September 2012 as follows:

		Weighted
	Outstanding	Average Exercise
	Warrants	Price
Warrants and options outstanding , March 31, 2007	3,105,651	$1.72
Granted	4,200,000	1.55
Exercised	(10,000)	1.59
Cancelled or expired	(35,725)	—

Warrants exercisable March 31, 2008	7,260,026	$1.67

Exercise price range	$1.20 to $10.00

Weighted average remaining life	4.93 Years

19.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V. and Remedent Asia Ltd.. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

	March 31, 2008	March 31, 2007
U.S. sales	$1,598,046	$561,055
Foreign sales	5,884,215	6,115,310

	$7,482,261	$6,676,365

20.	COMMITMENTS

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €$6,838 per month ($11,097 per month at March 31, 2008). The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2008 is $359,773. Rent expense for the forgoing lease for the years ended March 31, 2008 and March 31, 2007 was $119,097 and $105,276 respectively.

Minimum monthly lease payments for real estate, and all other leased equipment for the next three years are as follows based upon the conversion rate for the (Euro) at March 31, 2008.

March 31, 2009	$240,734
March 31, 2010	$76,896
March 31, 2011	$42,143
Total:	$359,773
21.	SUBSEQUENT EVENT

On April 24, 2008, the Company entered into a Factoring Agreement (“Agreement”) with First Community Financial, a division of Pacific Western Bank (“First Community”) whereby First Community may purchase, from time to time, on a limited recourse basis such of the Company’s accounts now existing or hereafter created and arising out of the sale of goods or service by the Company. The factoring credit facility limit is $1,000,000 and amounts factored are subject to an interest rate of prime plus 2%. Security for the factoring credit facility is a first charge over all the assets of the Company. The Agreement shall remain in effect until October 16, 2008 and may be renewed for successive six month periods unless terminated under certain conditions.

On June 30, 2008, the Company entered into an OEM Agreement (“Agreement”) with SensAble Technologies, Inc., a corporation under the laws of Delaware (“SensAble”) whereby the Company will integrate SensAble products and technology into the Company’s system. The Agreement provides the Company with the exclusive right to distribute certain SensAble products throughout the world for a period of twelve (12) months from the date of the Agreement. The Company has the option and right to extend the initial twelve (12) month exclusivity period for another twelve (12) months. The term of the Agreement will be for two years and began on June 30, 2008.