Form 10-Q
period 2008-06-30
REMEDENT, INC.
filed 2008-08-19
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 001-15975
REMEDENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	86-0837251

(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

Xavier De Cocklaan 42, 9831 Deurle, Belgium	N/A

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code 011 32 9 321 70 80
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
As of August 18, 2008 there were 18,995,969 outstanding shares of the registrant’s common stock.

REMEDENT, INC.
FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,467,692	$1,728,281
Accounts receivable, net of allowance for doubtful accounts of $32,083 at June 30, 2008 and $32,181 at March 31, 2008	2,444,089	1,902,920
Inventories, net	1,450,696	1,360,709
Prepaid expense	877,486	970,173

Total current assets	6,239,963	5,962,083
PROPERTY AND EQUIPMENT, NET	907,876	692,609
OTHER ASSETS	675,000	675,000
Patents, net	107,680	15,827

TOTAL ASSETS	$7,930,519	$7,445,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$67,344	$58,583
Line of Credit	853,621	779,718
Accounts payable	1,854,429	2,002,439
Accrued liabilities	816,023	781,737
Income taxes payable	15,122	15,121

Total current liabilities	3,606,539	3,637,598

LONG TERM DEBT	168,604	94,754

STOCKHOLDERS’ DEFICIT:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)		—
Common stock, $0.001 par value; (50,000,000 shares authorized, 18,637,803 shares issued and outstanding at June 30, 2008 and March 31, 2008 )	18,638	18,638
Additional paid-in capital	18,014,107	17,929,992
Accumulated deficit	(13,932,611)	(14,263,113)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	55,242	27,650

Total stockholders’ equity (deficit)	4,155,376	3,713,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,930,519	$7,445,519

COMMITMENTS (Note 18)
SUBSEQUENT EVENT (Note 19)
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	June 30,
	2008	2007
Net sales	$3,635,479	$1,244,657
Cost of sales	1,269,424	665,428

Gross profit	2,366,055	579,229

Operating Expenses
Research and development	124,958	29,389
Sales and marketing	671,299	103,241
General and administrative	1,130,313	744,481
Depreciation and amortization	91,261	65,634

TOTAL OPERATING EXPENSES	2,017,831	942,745

INCOME (LOSS) FROM OPERATIONS	348,224	(363,516)

OTHER INCOME (EXPENSES)
Interest expense	(35,343)	(28,829)
Other income	17,621	1,392

TOTAL OTHER INCOME (EXPENSES)	(17,723)	(27,437)

NET INCOME (LOSS) BEFORE TAX	$330,501	$(390,953)

INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.03)

Fully diluted	$0.01	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,637,803	13,611,630

Fully diluted	27,000,995	13,611,630

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended June 30,
	(Unaudited)
	2008	2007
Net Income (Loss)	$330,501	$(390,953)

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	27,592	4,600

Comprehensive income (loss)	$358,093	$(386,353)

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$330,501	$(390,953)
Adjustments to reconcile net income (loss) to net cash used by operating activities Depreciation and amortization	91,261	65,634
Inventory reserve	(48)	—
Allowance for doubtful accounts	(98)	—
Value of stock options issued to employees	88,425	—
Changes in operating assets and liabilities:
Accounts receivable	(541,169)	296,096
Inventories	(89,987)	211,818
Prepaid expenses	92,687	(122,238)
Accounts payable	(148,010)	382,544
Accrued liabilities	34,286	855,583

Net cash provided by (used by) operating activities	(142,152)	1,298,484

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(287,613)	(50,364)

Net cash used by investing activities	(287,613)	(50,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	—	6,045,294
Net proceeds from (repayments of) capital lease note payable	82,611	(11,201)
Proceeds from (repayments of) line of credit	34,286	(522,226)

Net cash provided by financing activities	116,897	5,511,867

NET (DECREASE) INCREASE IN CASH	(312,868)	6,759,987
Effect of exchange rate changes on cash and cash equivalents	52,279	6,756
CASH AND CASH EQUIVALENTS, BEGINNING	1,728,281	126,966

CASH AND CASH EQUIVALENTS, ENDING	$1,467,692	$6,893,709

Supplemental Information:
Interest paid	$23,443	$23,376

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-KSB for the year ended March 31, 2008, and particularly to Note 1, which includes a summary of significant accounting policies.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of June 30, 2008, management believes there was no impairment of the Company’s long-lived assets.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $15,764 at June 30, 2008 and $15,812 at March 31, 2008.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the three month periods ended June 30, 2008 and June 30, 2007, advertising expense was $86,600 and $38,331, respectively.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $23,646 and $23,718 as of June 30, 2008 and March 31, 2008, respectively.

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

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains of $27,592 and $4,600 for the three month periods ended June 30, 2008 and June 30, 2007, respectively. These amounts have been recorded as a separate component of stockholders’ equity.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally resulted in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on the Company’s results of operations. For the three month periods ended June 30, 2008 and June 30, 2007, equity compensation in the form of stock options and grants of restricted stock totaled $88,425 and $nil, respectively.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (the Company’s fiscal year beginning April 1, 2009), with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is in the process of evaluating the impact the future application of this pronouncement may have on its consolidated financial statements.

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

As of June 30, 2008, the total costs of this private placement were $1,228,808, comprising of: commissions of $762,505; out-of-pocket costs of $25,000; professional fees of $369,323 and direct travel costs of $71,980; and have been recorded against share capital as a cost of financing.

The Offering was conducted in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, that under Section 506 of Regulation D promulgated under the Securities Act. The Units were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities.

4.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At June 30, 2008 one customer accounted for 44% of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the three month period ended June 30, 2008, the Company had five suppliers who accounted for a total of 25% of gross purchases. For the three month period ended June 30, 2007, the Company had five suppliers who accounted for a total of 29% of gross purchases.

Revenues — For the three months ended June 30, 2008 the Company had one customer that accounted for 36% of total revenues. For the three month period ended June 30, 2007 the Company had five customers that accounted for 32% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of June 30, 2008 and March 31, 2008 is as follows:

	June 30, 2008	March 31, 2008
Accounts receivable, gross	$2,476,172	$1,935,101
Less: allowance for doubtful accounts	(32,083)	(32,181)

Accounts receivable, net	$2,444,089	$1,902,920

6.	INVENTORIES

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	June 30, 2008	March 31, 2008
Raw materials	$30,681	$29,788
Components	1,090,416	970,101
Finished goods	345,363	376,632

	1,466,460	1,376,521
Less: reserve for obsolescence	(15,764)	(15,812)

Net inventory	$1,450,696	$1,360,709

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2008	March 31, 2008

Prepaid materials and components	$621,666	$588,639
Prepaid Belgium income taxes	—	79,060
Prepaid consulting	73,861	62,237
VAT payments in excess of VAT receipts	82,674	117,467
Royalties	39,410	39,530
Prepaid trade show expenses	15,408	25,276
Prepaid rent	15,347	10,812
Other	29,119	47,152

	$877,486	$970,173

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2008	March 31, 2008
Furniture and Fixtures	$198,789	$182,079
Machinery and Equipment	984,154	801,251
Tooling	342,450	254,450

	1,525,393	1,237,780
Accumulated depreciation	(617,517)	(545,171)

Property & equipment, net	$907,876	$692,609

9.	LONG TERM INVESTMENTS AND ADVANCES

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

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $24,375 of accumulated amortization for this patent as of June 30, 2008. The Company accrues this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of June 30, 2008 (2007-Nil).

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed. The Company paid €25,000 in September 2005 and the remaining €25,000 was paid in the period ended June 30, 2008. The patent is being amortized over five (5) years and accordingly, the Company has recorded $61,411 of accumulated amortization for this patent as of June 30, 2008.

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

Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of June 30, 2008 and March 31, 2008, Remedent N.V. and Sylphar N.V. had in aggregate, $853,621 and $779,718 in advances outstanding, respectively, under this mixed-use line of credit facility.

12.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $85,231). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $157,503). On May 15, 2008, the company entered into a third capital lease agreement over a three year period for additional manufacturing equipment totaling € 63,395 (US $ 98,516).The leases require monthly payments of principal and interest at 7.43% of €1,258 (US$1,983 at June 30, 2008) for the first two leases and 9.72% of €2,276 (US$3,588 at June 30, 2008) and provide for buyouts at the conclusion of the five year term of €2,820 (US$4,445) or 4.0% of original value for the first two contracts and €4,933 (US $7,776) or 4.0 % of the original value for the second contract. Concerning the third lease contract requires monthly payments of principal and interest at 9,40% of €1,909 (US $ 3,009 at June 30, 2008) and provides for buyout at the conclusion of the three year term of € 633,95 (US $ 999) or 1% of the original value of this contract.

The book value as of June 30, 2008 and March 31, 2008 of the equipment subject to the foregoing leases are $235,947 and $149,673, respectively.

13.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Borrowings from employees and entities controlled by officers of the Company are, unsecured, non-interest bearing, and due on demand.

Transactions with related parties consisted of the following:

Compensation:

During the three month periods ended June 30, 2008 and 2007 respectively, the Company incurred $179,632 and $156,594 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc., to which goods were sold during the quarter ended June 30, 2008 and 2007 totaling $34,980 and $355 respectively. Accounts receivable at year end with this customer totaled $91,533 and $392,057 as at March 31, 2008 and 2007 respectively.

Accounts receivable with this customer totaled $47,429 and $361,129 as at June 30, 2008 and 2007 respectively.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

14.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2008	March 31, 2008

Accrued employee benefit taxes and payroll	$142,247	$178,645
Accrued Travel	11,823	17,667
Advances and deposits	6,655	212,736
Commissions	254,861	130,875
Accrued audit and tax preparation fees	8,343	4,000
Reserve for warranty costs	23,646	23,718
Accrued interest	—	984
Accrued consulting fees	3,288	35,204
Other accrued expenses	271,112	177,908

	$816,023	$781,737

15.	EQUITY COMPENSATION PLANS

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

On September 21, 2007 the Company granted to employees and directors a total of 570,000 options to purchase the Company’s common stock at a price of $1.75 per share. These options will vest over the next 3 years and are exercisable for a period of 10 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 7 years resulting in a value of $1.47 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $88,425 has been recorded in the three months ended June 30, 2008 (2007 — $nil).

A summary of the option activity for the three months ended June 30, 2008 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan		Other
		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Options outstanding , March 31, 2008	222,500	$1.29	730,666	$4.46	150,000	$1.75

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Options outstanding, June 30, 2008	222,500	$1.29	730,666	$2.17	150,000	$1.75

Options exercisable June 30, 2008	222,500	$1.29	210,666	$4.25	—	—

Exercise price range	$1.00 to $4.00		$1.50 to $4.00		$1.75

Weighted average remaining life	3.8 years		7.8 years		9.23 years

Shares available for future issuance	27,500		69,334		N/A

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	1,103,166	$1.93	96,834
Equity Compensation Plans not approved by security holders	297,298	$1.50	NA

	1,400,464	$1.84	96,834

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the three months ended June 30, 2008 the Company recognized $88,425 (2007 — $nil) in compensation expense in the consolidated statement of operations.

16.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of June 30, 2008, the Company has 7,260,026 warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $3.00 per share with expiration dates between August 2007 and September 2012 as follows:

Weighted
	Outstanding	Average Exercise
	Warrants	Price
Warrants and options outstanding , March 31, 2008	7,260,026	$1.67
Granted	—	—

Exercised	—	—

Cancelled or expired	—	—

Warrants exercisable March 31, 2008	7,260,026	$1.62

Exercise price range	$1.20 to $3.00

Weighted average remaining life	3.16 Years

17.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V. and Remedent Asia Ltd.. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

	June 30, 2008	June 30, 2007
U.S. sales	$2,158,900	$33,777
Foreign sales	1,476,579	1,210,880

	$3,635,479	$1,244,657

18.	COMMITMENTS

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of $6,838 per month ($11,097 per month at June 30, 2008). The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2008 is $359,773.

Minimum monthly lease payments for real estate, and all other leased equipment for the next three years are as follows based upon the conversion rate for the (Euro) at June 30, 2008.

March 31, 2009	$240,734
March 31, 2010	$76,896
March 31, 2011	$42,143
Total:	$359,773
Factoring Agreement

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

OEM Agreement
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
19. SUBSEQUENT EVENTS
None
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
          The discussion contained herein is for the three months ended June 30, 2008 and 2007. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors. Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on July 15, 2008 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and in the Company’s other filings with the Securities and Exchange Commission.

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
          For the quarter ending June 30, 2008, 73% of our revenue has been generated by our Belgian Subsidiaries, Remedent NV and Sylphar NV, 23% by our US organization and 4 % by our Asian Subsidiary.
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
          In June 2007, we completed a private placement of 5,600,000 shares of our common stock at $1.25 per share and warrants to purchase up to 4,200,000 shares of common stock at an exercise price of $1.55 per share to certain institutional and accredited investors for an aggregate purchase price of $7,000,000, of which we received proceeds of $5,771,192, net of costs.
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
Our Critical Accounting Policies
          The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition, inventory valuation, research and development costs, stock-based compensation, impairment of long-lived assets and conversion of foreign currencies. These accounting policies are discussed in “ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, as well as in the notes to the March 31, 2008 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at March 31, 2008.
Results of Operations
          Results of Operations for the three months ended June 30, 2008 compared with the three months ended June 30, 2007.
          The following table presents our consolidated statements of loss, as a percentage of sales, for the periods indicated.

	For the three months ended
	June 30,
	2008	2007
NET SALES	100.00%	100.00%
COST OF SALES	34.92%	53.46%

GROSS PROFIT	65.08%	46.54%

OPERATING EXPENSES
Research and development	3.44%	2.36%
Sales and marketing	18.47%	8.29%
General and administrative	31.09%	59.81%
Depreciation and amortization	2.51%	5.27%

TOTAL OPERATING EXPENSES	55.50%	75.74%

INCOME (LOSS) FROM OPERATIONS	9.58%	(29.21)%

Other income (expense)	(0.49)%	(2.20)%

INCOME (LOSS) BEFORE INCOME TAXES	9.09%	(31.41)%

NET INCOME (LOSS)	9.09%	(31.41)%

 Net Sales
          We experienced a sales increase for the three months ended June 30, 2008 of $2,390,822, or 192.1%, to $3,635,479 as compared to $1,244,657 for the three months ended June 30, 2007. The increase in sales was due to the increased sales of the GlamSmile Product Group, an increase by $1,206,366 or 337,8% as well as increased sales of OTC products, more specifically the iWhite and Remesense product lines by $1,184,456 or 260,7%.
Cost of Sales
          Our cost of sales increased for the three months ended June 30, 2008 by $603,996, or 90.8%, to $1,269,424 as compared to $665,428 for the three months ended June 30, 2007. Accordingly, cost of sales, as a percentage of net sales, decreased from 53.5% for the quarter ended June 30, 2007 to 34.9% for the quarter ended June 30, 2008. Cost of sales has decreased both because of increased sales of higher margin products and improved cost efficiencies.
          We have re-organized our production process and have increased our in-house manufacturing resulting in lower costs than our previously outsourced third party manufacturing. We continue to closely monitor and look for new strategies to optimize and improve our current processes in order to decrease our costs.
Gross Profit
          Our gross profit increased by $1,786,826 or 308.5%, to $2,366,055 for the three month period ended June 30, 2008 as compared to $579,229 for the three month period ended June 30, 2007. Our gross profit as a percentage of sales increased from 46.5% in the three months ended June 30, 2007 to 65% for the three months ended June 30, 2008. The increase in gross profit is the result of the increased sales of higher margin products and the decrease in cost of sales as discussed above.
Operating Expenses
          Research and Development. Our research and development expenses increased to $124,958 for the three months ended June 30, 2008 as compared to $29,389 for the three months ended June 30, 2007, an increase of 325%. The principal reason for this increase is the ongoing efforts to develop new products and improve existing products to meet the highest standards on the market.
          Sales and marketing costs. Our sales and marketing costs increased $568,058 or 550%, to $671,299 for the three months ended June 30, 2008 as compared to $103,241 for the three months ended June 30, 2007. The increase is largely due to increased provisions for commissions in relation to our sales people and increased marketing costs to promote our products in new acquired markets into different countries.
          General and administrative costs. Our general and administrative costs for the three months ended June 30, 2008 and 2007 were $1,130,313 and $744,481, respectively, representing an increase of $385,832 or 51.8%. The increase in general and administrative costs as compared to the prior year is the result of our investments made to increase customer support concurrent with the launch of our GlamSmile veneers product line in both Europe and the US.
          Depreciation and amortization. Our depreciation and amortization increased $25,627 or 39%, to $91,261 for the three months ended June 30, 2008 as compared to $65,634 for the three months ended June 30, 2007. The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity. This investment allowed us to streamline and improve production significantly with resultant increases in capacity and quality as well as decreased costs. Secondly, investments are being made in software and related hardware to bring the design of veneers to the next level which will allow the dentist to modify the design of the final product, gaining substantial time in the production process.
          Net interest expense was $17,723 for the three months ended June 30, 2008 as compared to $27,437 for the three months ended June 30, 2007, a decrease of $9,714, or 35%. Interest expense has decreased primarily because of decreased utilization of our available bank credit line.
Liquidity and Capital Resources

Cash and Cash equivalents
          Our balance sheet at June 30, 2008 reflects cash and cash equivalents of $1,467,692 as compared to $1,728,281 as of March 31, 2008, a decrease of $260,589. The decrease of cash and cash equivalents is primarily as a result of the increase in accounts receivable as at June 30, 2008.
Operations
          Net cash used by operations was $135,979 for the three months ended June 30, 2008 as compared to net cash provided by operations of $1,298,484 for the three months ended June 30, 2007. The decrease in net cash provided by operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is primarily attributable to an increase in accounts receivable of $541,000 and a reduction of accounts payable of $148,000.
Investing activities
          Net cash used in investing activities totaled $287,613 for the three months ended June 30, 2008 as compared to net cash used in investing activities of $50,364 for the three months ended June 30, 2007. Cash used in investing activities in the three months ended June 30, 2008 was mainly for equipment to be used in the production process of Veneers, additional hardware equipment in relation to support our GlamSmile product line in combination with our new designed software, enabling the dentist to interfere in the production process, investments made for moldings concerning the GlamSmile product group and moldings for new OTC products.
Financing activities
          Net cash provided by financing activities totaled $116,897 for the three months ended June 30, 2008 as compared to $5,511,867 for the three months ended June 30, 2007. Net cash provided from financing activities in the three month period ended June 30, 2007 was higher than in the three months ended June 30, 2008 because of the net cash proceeds received by the Company from a Private Placement, which took place at the end of the quarter ended June 30, 2007, with net proceeds received in the three month period ended June 30, 2007 totaling $6,045,294 offset by the partial repayment of our existing Credit Line in the amount of $522,226.
          During the next nine months, cash raised from our recent private placement (which occurred in June 2007) will be used to finance our current liabilities, reduce the Facility at Fortis Bank and fund our future investments, largely related to our GlamSmile product.
          During the three months ended June 30, 2008 and June 30, 2007, we recognized an increase in cash and cash equivalents of $52,279 and $6,756, respectively, from the effect of exchange rates between the Euro and the US Dollar.
Off-Balance Sheet Arrangements
          At June 30, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Not Applicable.

Item 4T. Controls and Procedures
Disclosure Controls and Procedures
          The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Change in Internal Control Over Financial Reporting
          There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     To the best knowledge of management, there are no material legal proceedings pending against the Company.
Item 1A. Risk Factors
     During the quarter ended June 30, 2008, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission Of Matters To A Vote Of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

4.2	Form of Subscription Agreement (4)

4.3	Form of Warrant for Common Stock (4)

4.4	Form of Registration Rights Agreement (4)

4.5	Form of Warrant for Unit (5)

4.6	Form of Warrant for Common Stock (6)

10.1	Distribution Agreement, dated April 10, 2008, by and between Remedent N.V. and GlamTech USA, Inc. (7)

10.2	Factoring Agreement between Remedent, Inc. and First Community Financial, a division of Pacific Western Bank, dated April 24, 2008 (8)

10.3	OEM Agreement between Remedent, Inc. and SensAble Technologies, Inc., dated June 30, 2008 (9)

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.

(5)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005

(6)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.

(7)	Incorporated by reference from Form 8-K filed with the SEC on April 15, 2008.

(8)	Incorporated by reference from Form 8-K filed with the SEC on April 30, 2008.

(9)	Incorporated by reference from Form 8-K filed with the SEC on July 7, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.
Date: August 19, 2008	By:	/s/ Robin List
		Name:	Robin List
		Title:	Chief Executive Officer

Date: August 19, 2008	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer