Form 10-Q
period 2008-09-30
REMEDENT, INC.
filed 2008-11-19
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

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
Yes ☑     No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐     No ☑
As of November 18, 2008 there were 19,495,969 outstanding shares of the registrant’s common stock.

REMEDENT, INC.
FORM 10-Q INDEX

Page Number
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and March 31, 2008	1
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended September 30, 2008 and September 30, 2007 (Unaudited)	2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six Months Ended September 30, 2008 and September 30, 2007 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2008 and September 30, 2007 (Unaudited)	4
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T. Controls and Procedures	27

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29
Signature Page	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,711,220	$1,728,281
Accounts receivable, net of allowance for doubtful accounts of $29,109 at September 30, 2008 and $32,181 at March 31, 2008	1,872,822	1,902,920
Inventories, net	1,815,311	1,360,709
Prepaid expense	1,883,754	970,173

Total current assets	7,283,107	5,962,083
PROPERTY AND EQUIPMENT, NET	863,178	692,609
OTHER ASSETS	675,000	675,000
Patents, net	339,144	115,827

TOTAL ASSETS	$9,160,429	$7,445,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$41,005	$58,583
Line of Credit	1,630,542	779,718
Accounts payable	1,993,316	2,002,439
Accrued liabilities	1,107,491	781,737
Income taxes payable	11,299	15,121

Total current liabilities	4,738,653	3,637,598

LONG TERM DEBT	176,327	94,754

STOCKHOLDERS’ EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 18,995,969 shares issued and outstanding at September 30, 2008 and March 31, 2008 )	18,996	18,638
Additional paid-in capital	22,988,450	17,929,992
Accumulated deficit	(18,620,973)	(14,263,113)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(186,024)	27,650

Total stockholders’ equity	4,200,449	3,713,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,160,429	$7,445,519

COMMITMENTS (Note 20)
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$2,771,079	$1,076,350	$6,406,558	$2,320,949
Cost of sales	785,453	686,649	2,054,877	1,352,076

Gross profit	1,985,626	389,701	4,351,681	968,873

Operating Expenses
Research and development	47,415	46,168	172,373	75,557
Sales and marketing	840,207	282,553	1,511,506	385,793
General and administrative	1,273,723	1,059,371	2,404,036	1,803,852
Depreciation and amortization	183,111	70,150	274,372	135,784

TOTAL OPERATING EXPENSES	2,344,456	1,458,242	4,362,287	2,400,986

INCOME (LOSS) FROM OPERATIONS	(358,830)	(1,068,541)	(10,606)	(1,432,113)

OTHER INCOME (EXPENSES)
Warrants issued pursuant to Distribution Agreement	(4,323,207)	—	(4,323,207)	—
Interest expense	(44,8366)	(26,441)	(80,180)	(55,214)
Interest income	39,845	90,233	56,131	91,625

TOTAL OTHER INCOME (EXPENSES)	(4,328,198)	63,792	(4,347,256)	36,411

NET LOSS	$(4,687,028)	$(1,004,749)	$(4,357,862)	$(1,395,702)

LOSS PER SHARE
Basic and fully diluted	$(0.25)	$(0.05)	$(0.23)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	18,968,717	18,596,245	18,804,164	17,035,589

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended		For the six months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Net Income (Loss)	$(4,687,028)	$(1,004,749)	$(4,357,862)	$(1,395,702)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(241,266)	(53,204)	(213,674)	(48,604)

Comprehensive income (loss)	(4,928,294)	$(1,057,953)	$(4,571,536)	$(1,444,306)

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,357,862)	$(1,395,702)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	274,372	135,784
Inventory reserve	(1,508)	—
Allowance for doubtful accounts	(3,072)	7,521
Stock based compensation	176,850	12,846
Warrants issued pursuant to Distribution Agreement	4,323,207	—
Changes in operating assets and liabilities:
Accounts receivable	30,098	752,589
Inventories	(454,602)	(17,919)
Prepaid expenses	(913,581)	(461,365)
Accounts payable	(9,123)	67,364
Accrued liabilities	325,754	83,718
Income taxes payable	(3,822)	—

Net cash used by operating activities	(113,279)	(815,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Long-term investments		—
Purchases of patents	—	(11,152)
Purchases of equipment	(329,755)	(83,919)

Net cash used by investing activities	(329,755)	(95,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	—	5,898,241
Proceeds from (principal payments on) capital lease note payable	63,995	(31,741)
Proceeds from (repayments of) line of credit	850,824	(1,331,646)

Net cash provided by financing activities	914,819	4,534,854

NET (DECREASE) INCREASE IN CASH	(28,225)	3,624,619
Effect of exchange rate changes on cash and cash equivalents	11,164	26,600
CASH AND CASH EQUIVALENTS, BEGINNING	1,728,281	126,966

CASH AND CASH EQUIVALENTS, ENDING	$1,711,220	$3,778,185

Supplemental Information:
Interest paid	$65,010	$23,376

Income taxes paid	$—	$—

Schedule of non-cash financing and investing activities:
Warrants issued pursuant to Distribution Agreement	$4,323,207	$—

Shares issued as prepayment for goods	$250,000	$—

Shares issued for license	$319,483	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BACKGROUND AND ORGANIZATION

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

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its five subsidiaries, Remedent N.V. (Belgian corporation) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc., Remedent Asia Pte. Ltd, a wholly-owned subsidiary formed under the laws of Singapore, Sylphar N.V. (incorporated in Belgium as a wholly owned subsidiary on September 24, 2007), and Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008 – see Note 3) (collectively, the “Company”). Remedent, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. Remedent Asia Pte. Ltd., commenced operations as of July 2005. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-KSB for the year ended March 31, 2008, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of September 30, 2008, management believes there was no impairment of the Company’s long-lived assets.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells professional dental equipment to various companies, primarily to distributors Worldwide. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Inventories

The Company purchases certain of its products in components that require assembly prior to shipment to customers. All other products are purchased as finished goods ready to ship to customers.

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $14,304 at September 30, 2008 and $15,812 at March 31, 2008.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the six month periods ended September 30, 2008 and September 30, 2007, advertising expense was $184,727 and $100,140, respectively.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $21,455 and $23,718 as of September 30, 2008 and March 31, 2008, respectively.

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

Computation of Earnings (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding options of 1,103,166 for the six month periods ended September 30, 2008 and 2007, respectively, have been excluded from the above calculations as they would be anti-dilutive. Outstanding warrants for the three and six months ended September 30, 2008 and 2007 were 10,638,405 and 7,270,026 warrants, respectively, have also been excluded from the above calculations as they would be anti-dilutive.

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiaries, Remedent N.V. and Sylphar N.V., is the Euro, for Remedent Asia the Singapore Dollar. Finally, the functional currency for Remedent Professional, Inc. and Glamtech-USA Inc. is the U.S. dollar. The Company translates foreign currency statements to the reporting currency in accordance with FASB 52. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

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

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of losses of $213,674 and $48,604 the six month periods ended September 30, 2008 and September 30, 2007, respectively. These amounts have been recorded as a separate component of stockholders’ deficit.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” Subsequently, the Securities and Exchange Commission (“SEC”) provided for a phase-in implementation process for SFAS No. 123R, which required adoption of the new accounting standard no later than January 1, 2006. SFAS No. 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company’s financial statements. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, which generally resulted in no employee stock option expense. The Company adopted SFAS No. 123R on January 1, 2006 and does not plan to restate financial statements for prior periods. The Company plans to continue to use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R. The adoption of SFAS No. 123R has a material impact on the Company’s results of operations. For the six month periods ended September 30, 2008 and September 30, 2007, equity compensation in the form of stock options and grants of restricted stock totaled $176,850 and $12,846 respectively.

Accounting Policy Change and New Accounting Pronouncements

(a) Adoption of New Accounting Policy

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

The Company adopted the provisions of SFAS No. 159 on April 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the company’s financial reporting.

(b) New Accounting Pronouncements

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

In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157, “Fair Value Measurements”, for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

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
3. DISTRIBUTION AGREEMENT
On August 24, 2008, the Company entered into a distribution agreement (the “ Distribution Agreement”) with Den-Mat Holdings, LLC, a Delaware limited liability company (“Den-Mat”). Under the terms of the Distribution Agreement, the Company:

(a) appointed Den-Mat to be the sole and exclusive distributor to market, license and sell certain products relating to the Company’s GlamSmile tray technology, including, but not limited to, its GlamSmile veneer products and other related veneer products (the “Products”), throughout the world, with the exception of Australia, Austria, Belgium, Brazil, France (including Dom-Tom), Germany, Italy, New Zealand, Oman, Poland, Qatar, Saudi Arabia, Singapore, Switzerland, Thailand, and United Arab Emirates (collectively the “Excluded Markets”) and the China Market; and

(b) granted Den-Mat a sole and exclusive, transferable and sublicensable right and license to use all intellectual property related to the Products throughout specified territory, as well as certain rights in the excluded markets and rights in future intellectual property. Such rights include the right to manufacture the Products upon payment of royalties for the initial three year guaranty period (“Guaranty Period”). Upon the expiration of the Guaranty Period, as detailed in the Distribution

Agreement, the sole and exclusive distribution rights and licenses granted under the Agreement automatically become non-exclusive distribution rights and licenses, and all rights to use the “GlamSmile” name and mark shall cease unless the Guaranty Period is extended by Den-Mat under the terms of the Distribution Agreement. Upon termination of the Distribution Agreement, all of Den-Mat’s rights in the Company’s intellectual property, including the right to manufacture the Products shall cease.

As consideration for such distribution, licensing and manufacturing rights, Den-Mat will pay the Company: (i) an initial payment of $2,425,000 (received in the period ended September 30, 2008); (ii) a payment of $250,000 for each of the first three contract periods in the initial Guaranty Period, subject to certain terms and conditions; (iii) certain periodic payments as additional paid-up royalties in the aggregate amount of $500,000; (iv) a payment of $1,000,000 promptly after Den-Mat manufactures a limited quantity of Products at a facility owned or leased by Den-Mat; (v) a payment of $1,000,000 promptly upon completion of certain training of Den-Mat’s personnel; (vi) a payment of $ 1.000.000 upon the first to occur of (a)February 1, 2009 of (b) the date thirty (30) days after den-Mat sells GlamSmile Products incorporating twenty thousand (20,000) Units/Teeth to customers regardless of whether Den-Mat has manufactured such Units/Teeth in a Den-Mat facility or has purchased such Units/Teeth from Remedent; (vii) certain milestone payments; and (viii) certain royalty payments. Further, as consideration for Den-Mat’s obligations under the Distribution Agreement, the Company agreed to, among other things: (i) issue to Den-Mat or an entity to be designated by Den-Mat, warrants to purchase up to 3,378,379 shares of the Corporation’s common stock, par value $0.001 per share (the “Warrant Shares”) at an exercise price of $1.48 per share, exercisable for a period of five years (the “Den-Mat Warrant”) (issued in the period ended September 30, 2008); (ii) execute and deliver to Den-Mat a registration rights agreement covering the registration of the Warrant Shares (the “Registration Rights Agreement”); and (iii) cause its Chairman of the Board, Guy De Vreese, to execute and deliver to Den-Mat a non-competition agreement.
4. ACQUISITION OF GLAMTECH-USA, INC.
On August 24, 2008, the Company entered into a Rescission Agreement with Glamtech-USA, Inc., a Delaware corporation (“Glamtech”). The Company had previously granted Glamtech the exclusive right to distribute its GlamSmile veneer products in the United States and Canada pursuant to an Exclusive Distribution Agreement, dated April 10, 2008, and in the United Kingdom pursuant to an Exclusive Distribution Agreement dated May 2008. Concurrently, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of the two Glamtech shareholders (the “Holders”), for the purchase of all of Glamtech’s outstanding common stock in exchange for: (i) at the election of the Holders at any time within 6 months, to receive either, but not both, (a) an aggregate of 1,000,000 restricted shares of our common stock (the “Shares”), or (b) 5 year warrants (the “Warrants”), valued at $1.48 per warrant, to purchase an aggregate of 1,247,216 restricted shares of the Company’s common stock at an exercise price of $1.30 per share (the “Warrant Shares”); and together with either the Shares or the Warrants, (ii) certain limited royalty payments allocated to sales in the United States, Canada, and the United Kingdom of the Products during the term of the Company’s Distribution Agreement with Den-Mat Holdings (Note 3).

Subsequent to September 30, 2008, both Holders have elected to receive a total of 1,000,000 restricted shares. The shares will be issued during the quarter ended December 31, 2008. The company has acquired GlamTech effective August 24, 2008 however, the cost of acquisition have not neen recorded as September 30, 2008 because they were not estimable. The costs related to the acquisition of Glamtech will be accounted for in the quarter ended December 31, 2008, using the purchase method.

Pro forma (unaudited) information for the three months ended September 30, 2008 as if the acquisition of Glamtech had occurred at June 30, 2008 is presented below. Comparative pro forma information for the corresponding prior interim period is not provided because it is unavailable since Glamtech was only incorporated on April 9, 2008:

As presented
September 30, 2008
(unaudited)
Revenue	$2,771,079
Loss from continuing operations	$(358,830)
Net loss	$(4,687,028)
Income (loss) per share	$(0.25)
5. PRIVATE PLACEMENT
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

As of September 30, 2008, the total costs of this private placement were $1,235,223, comprising of: commissions of $762,505; out-of-pocket costs of $25,000; professional fees of $375,738 and direct travel costs of $71,980; and have been recorded against share capital as a cost of financing.

The Offering was conducted in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, that under Section 506 of Regulation D promulgated under the Securities Act. The Units were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities.
6. CONCENTRATION OF RISK
Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At September 30, 2008 one customer accounted for 53% of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the six month period ended September 30, 2008, the Company had five suppliers who accounted for a total of 24% of gross purchases. For the six month period ended June 30, 2007, the Company had five suppliers who accounted for a total of 29% of gross purchases.

Revenues — For the six months ended September 30, 2008 the Company had five customers that accounted for 55% of total revenues. Out of these five customers, one accounted for 39% and another accounted for 11% of total revenues.

For the six month period ended September 30, 2007 the Company had five customers that accounted for 32% of total revenues.
7. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
A summary of accounts receivable and allowance for doubtful accounts as of September 30, 2008 and March 31, 2008 is as follows:

	September 30, 2008	March 31, 2008
Accounts receivable, gross	$1,901,931	$1,935,101
Less: allowance for doubtful accounts	(29,109)	(32,181)

Accounts receivable, net	$1,872,822	$1,902,920

8. INVENTORIES
Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	September 30, 2008	March 31, 2008
Raw materials	$23,722	$29,788
Components	1,088,622	970,101
Finished goods	717,271	376,632

	1,829,615	1,376,521
Less: reserve for obsolescence	(14,304)	(15,812)

Net inventory	$1,815,311	$1,360,709

9. PREPAID EXPENSES
Prepaid expenses are summarized as follows:

	September 30, 2008	March 31, 2008
Prepaid materials and components	$1,154,651	$588,639
Prepaid Belgium income taxes	—	79,060
Prepaid consulting	72,114	62,237
VAT payments in excess of VAT receipts	69,985	117,467
Royalties	35,758	39,530
Prepaid trade show expenses	18,311	25,276
Prepaid rent	11,511	10,812
Other	21,424	47,152

	$1,383,754	$970,173

10. PROPERTY AND EQUIPMENT
     Property and equipment are summarized as follows:

	September 30, 2008	March 31, 2008
Furniture and Fixtures	$211,601	$182,079
Machinery and Equipment	1,167,484	801,251
Tooling	188,450	254,450

	1,567,535	1,237,780
Accumulated depreciation	(704,357)	(545,171)

Property & equipment, net	$863,178	$692,609

11. LONG TERM INVESTMENTS AND ADVANCES
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
     Soca Networks Singapore (“Soca”)
Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms. The balance of $375,000 is to be paid through the issuance of 220,588 shares of the Company’s common stock. The final agreement is currently being negotiated and management expects to close the agreement within the first half of calendar 2009.
12. LICENSED PATENTS
Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $26,000 of accumulated amortization for this patent as of September 30, 2008. The Company accrues this royalty when it becomes payable to inventory therefore as of September 30, 2008, a provision of $35,758 has been made for this obligation (2007-Nil).

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, € 25,000 of which had been paid by the Company in September 2005 and the remaining € 25,000 to be paid upon the Company’s first shipment of a product covered by the patent. As of September 30, 2008 the Company has not yet received the final product.

The patent is being amortized over five (5) years and accordingly, the Company has recorded $67,354 of accumulated amortization for this patent as of September 30, 2008.
13. LINE OF CREDIT
On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of September 30, 2008 and March 31, 2008, Remedent N.V. and Sylphar N.V. had in aggregate, $1,630,542 and $779,718 in advances outstanding, respectively, under this mixed-use line of credit facility.
14. LONG TERM DEBT
On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $85,231). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $148,559). On May 15, 2008, the company entered into a third capital lease agreement over a three year period for additional manufacturing equipment totaling € 63,395 (US $ 98,516).The leases require monthly payments of principal and interest at 7.43% of €1,258 (US$1,799,31 at September 30, 2008) for the first two leases and 9.72% of €2,276 (US$3,255 at September 30, 2008) and provide for buyouts at the conclusion of the five year term of €2,820 (US$4,033) or 4.0% of original value for the first two contracts and €4,933 (US $7,056) or 4.0 % of the original value for the second contract. The third lease contract requires monthly payments of principal and interest at 9.40% of €1,909 (US $ 2,730 at September 30, 2008) and provides for buyout at the conclusion of the three year term of € 633,95 (US $ 907) or 1% of the original value of this contract.
The net book value as of September 30, 2008 and March 31, 2008 of the equipment subject to the foregoing leases are $217,332 and $149,673, respectively.

15. DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
Borrowings from employees and entities controlled by officers of the Company are, unsecured, non-interest bearing, and due on demand.

Transactions with related parties consisted of the following:

Compensation:
During the six month periods ended September 30, 2008 and 2007 respectively, the Company incurred $349,569 and $317,644 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc., to which goods were sold during the six months ended September 30, 2008 and 2007 totaling $41,035 and $8,904 respectively. Accounts receivable with this customer as at September 30, 2008 and March 31, 2008 totaled $9,297 and $91,533 respectively.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.
16. ACCRUED LIABILITIES
Accrued liabilities are summarized as follows:

	September 30, 2008	March 31, 2008
Accrued employee benefit taxes and payroll	$230,268	$178,645
Accrued Travel	16,773	17,667
Advances and deposits	343,400	212,736
Commissions	252,181	130,875
Accrued audit and tax preparation fees	3,529	4,000
Reserve for warranty costs	21,455	23,718
Accrued interest	1,593	984
Accrued consulting fees	16,803	35,204
Other accrued expenses	221,489	177,908

	$1,107,491	$781,737

17. CAPITAL STOCK
On July 11, 2008, the Company iissued 358,166 shares of restricted common stock as partial payment of products and certain exclusivity rights pursuant to the terms of that certain Distribution Agreement dated as of June 30, 2008, which was filed on a Form 8-K on July 7, 2008. The value of the shares issued was $569,483. The securities issued are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2), and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.
18. EQUITY COMPENSATION PLANS
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
On September 21, 2007 the Company granted to employees and directors a total of 570,000 options to purchase the Company’s common stock at a price of $1.75 per share. These options will vest over the next 3 years and are exercisable for a period of 10 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 7 years resulting in a value of $1.47 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $176,850 has been recorded in the six months ended September 30, 2008 (2007 — $12,846).
A summary of the option activity for the six months ended September 30, 2008 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan		Other
		Weighted		Weighted		Weighted
	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Options outstanding , March 31, 2008	222,500	$1.29	730,666	$4.46	150,000	$1.75

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—

Options outstanding, September 30, 2008	222,500	$1.29	730,666	$4.46	150,000	$1.75

Options exercisable September 30, 2008	222,500	$1.29	383,999	$4.46	—	—

Exercise price range	$1.00 to $4.00		$1.50 to $4.00		$1.75

Weighted average remaining life	3.53 years		6.48 years		8.98 years

Shares available for future issuance	27,500		69,334		N/A

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options	securities reflected
Plan Category	and right	warrants and rights	in column (a))
Equity Compensation Plans approved by security holders	1,103,166	$1.93	96,834
Equity Compensation Plans not approved by security holders	297,298	$1.50	NA

	1,400,464	$1.84	96,834

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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires recognition of compensation expense related to the estimated fair value of stock options. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of FAS 123(R). For the six months ended September 30, 2008 the Company recognized $176,850 (2007 — $12,846) in compensation expense in the consolidated statement of operations.
19. COMMON STOCK WARRANTS AND OTHER OPTIONS
As of September 30, 2008, the Company has 10,638,405 warrants outstanding to purchase the Company’s common stock that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $3.00 per share with expiration dates between August 2007 and August 2013 as follows:

		Weighted
	Outstanding	Average Exercise
	Warrants	Price
Warrants and options outstanding , March 31, 2008	7,260,026	$1.67
Granted	3,378,379	1.48

Exercised	—	—

Cancelled or expired	—	—

Warrants exercisable September 30, 2008	10,638,405	$1.58

Exercise price range	$1.20 to $3.00

Weighted average remaining life	3.54 Years

The Company valued the warrants granted in the period at $4,323,207, using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 131%; risk free interest rate of 3.07% and an average life of 5 years resulting in a value of $1.28 per option granted.
20. SEGMENT INFORMATION
The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V. and Remedent Asia Ltd.. Since the Company only has one segment, no further segment information is presented.
Customers Outside of the United States

	September 30, 2008	September 30, 2007
U.S. sales	$3,904,368	$113,834
Foreign sales	2,502,189	2,207,115

	$6,406,557	$2,320,949

21. COMMITMENTS
Real Estate Lease
The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of $7,018 per month ($10,038 per month at September 30, 2008). The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2008 is $359,773.
Minimum monthly lease payments for real estate, and all other leased equipment for the next three years are as follows based upon the conversion rate for the (Euro) at September 30, 2008.

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
OEM Agreement
On June 30, 2008, the Company entered into an OEM Agreement (“Agreement”) with SensAble Technologies, Inc., a corporation under the laws of Delaware (“SensAble”) whereby the Company will integrate SensAble products and technology into the Company’s system. The Agreement provides the Company with the exclusive right to distribute certain SensAble products throughout the world for a period of twelve months from the date of the Agreement. The Company has the option and right to extend the initial twelve month exclusivity period for another twelve months. The term of the Agreement will be for two years and began on June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     The discussion contained herein is for the three months ended September 30, 2008 and 2007. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors. Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on July 15, 2008 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.
Overview
     We design, develop, manufacture and distribute cosmetic dentistry products. Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we have developed a line of professional veneers as well as a family of teeth whitening products for both professional and “Over-The-Counter” use, that are distributed in Europe, Asia and the United States. We manufacture many of our products in its facility in Deurle, Belgium as well as outsourced manufacturing in China. We distribute our products using both our own internal sales force and through the use of third party distributors. As a result of this approach, in just four years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.
     For the quarter ending September 30, 2008, 80.69% of our revenue has been generated by our Belgian Subsidiaries, Remedent NV and Sylphar NV; 18.96% by our US organization and .35% by our Asian Subsidiary.
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

Because GlamSmile veneers are so thin, the dentist does not need to remove healthy tooth structure leaving the patient’s healthy tooth structure intact, which results in several important benefits: (i) no local anesthesia is required to prepare the teeth; (ii) reduced (if any) tooth sensitivity post-procedure; and (iii) the process is reversible. In addition, in March 31, 2006, a variation of our MetaTray® product named iWhite® was introduced to our global retail distribution network. We introduced MetaTray in August 2005, our next generation of products targeted for the professional dentist market. MetaTray is a completely self-contained whitening system that can be administered by dentists.
     As discussed in further detail below, in the Section entitled, “Unregistered Sales of Equity Securities and Use of Proceeds,” on August 24, 2008, we entered into a Distribution, License and Manufacturing Agreement with our wholly owned subsidiary, Remedent N.V., and Den-Mat Holdings, LLC, a Delaware limited liability company (“Den-Mat”), whereby we appointed Den-Mat to be the sole and exclusive distributor to market, license and sell certain products relating to our GlamSmile tray technology, including, but not limited to, our GlamSmile veneer products and other related veneer products (the “Products”), throughout the world, with the exception of Australia, Austria, Belgium, Brazil, France (including Dom-Tom), Germany, Italy, New Zealand, Oman, Poland, Qatar, Saudi Arabia, Singapore, Switzerland, Thailand, and United Arab Emirates (collectively the “Excluded Markets”) and the China Market.
     Further, as a condition to the Den-Mat transaction, on August 24, 2008, we entered into a Rescission Agreement with Glamtech-USA, Inc., a Delaware corporation (“Glamtech”). We had previously granted Glamtech the exclusive right to distribute our GlamSmile veneer products in the United States and Canada pursuant to an Exclusive Distribution Agreement, dated April 10, 2008, and in the United Kingdom pursuant to an Exclusive Distribution Agreement dated May 2008. Concurrently, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of the two Glamtech shareholders (the “Holders”), for the purchase of all of Glamtech’s outstanding common stock in exchange for: (i) at the election of the Holders at any time within 6 months, to receive either, but not both, (a) an aggregate of one million (1,000,000) restricted shares of our common stock (the “Shares”), or (b) five (5) year warrants (the “Warrants”), valued by our Board of Directors at $1.48 per warrant, to purchase an aggregate of one million two hundred and forty-seven thousand two hundred and sixteen (1,247,216) restricted shares of our common stock at a exercise price of $1.30 per share (the “Warrant Shares”); and together with either the Shares or the Warrants, (ii) certain limited royalty payments allocated to sales in the United States, Canada, and the United Kingdom of the Products during the term of our Distribution Agreement with Den-Mat.
Our Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, inventory valuation, research and development costs, stock-based compensation, impairment of long-lived assets and conversion of foreign currencies. These accounting policies are discussed in “ITEM 6 — MANAGEMENT’S

DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, as well as in the notes to the March 31, 2008 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at March 31, 2008.
Results of Operations
The following table presents our consolidated statements of loss, as a percentage of sales, for the periods indicated.

	For the three months ended		For the six months ended
	September 30,		September 30,
	2008	2007	2008	2007
NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	28.34%	63.80%	32.07%	58.26%

GROSS PROFIT	71.66%	36.20%	67.93%	41.74%

OPERATING EXPENSES
Research and development	1.71%	4.29%	2.69%	3.26%
Sales and marketing	30.32%	26.25%	23.59%	16.62%
General and administrative	45.96%	98.43%	37.52%	77.72%
Depreciation and amortization	6.61%	6.52%	4.28%	5.85%

TOTAL OPERATING EXPENSES	84.60%	135.49%	68.09%	103.45%

LOSS FROM OPERATIONS	(12.95)%	(99.29)%	(0.17)%	(61.70)%

Other income (expense)	(156.24)%	5.93%	(67.86)%	1.57%

LOSS BEFORE INCOME TAXES	(169.19)%	(93.35)%	(68.02)%	(60.13)%

NET INCOME (LOSS)	(169.19)%	(93.35)%	(68.02)%	(60.13)%

Net Sales
     Net sales increased for the three months ended September 30, 2008 by $1,694,729 or 157.5%, to $2,771,079 as compared to $1,076,350 for the three months ended September 30, 2007. For the three months ended September 30, 2008, the increase in sales is primarily due to the increased sales of the GlamSmile Product Group.
     For the six months ended September 30, 2008, sales increased by $4,085,609 to $6,406,558 as compared to $2,320,949 for the six months ended September 30, 2007 primarily for the reasons discussed above for the three month period.
Cost of Sales
     Cost of sales increased for the three months ended September 30, 2008 by $98,804, or 14.4% to $785,453 as compared to $686,649 for the three months ended September 30, 2007. Accordingly, cost of sales, as a percentage of net sales, decreased from 63.8% for the quarter ended September 30, 2007 to 28.3% for the quarter ended September 30, 2008. Cost of sales has decreased both because of increased sales of higher margin products and improved cost efficiencies.
     We have re-organized our production process and have increased our in-house manufacturing resulting in lower costs than our previously outsourced third party manufacturing. We continue to closely monitor and look for new strategies to optimize and improve our current processes in order to decrease our costs.

     For the six months ended September 30, 2008, cost of sales increased by $702,801 or 52% from $1,352,076 for the six months ended September 30, 2007 to $2,054,877 for the six months ended September 30, 2008. This increase is directly associated with increased sales. However, cost of sales as a percentage of net sales has decreased from 58.26% for the six month period ended September 30, 2007 to 32.07% for the six month period ended September 30, 2007 primarily for the same reasons discussed above for the three month period.
Gross Profit
     Our gross profit increased by $1,595,925 or 409.5%, to $1,985,626 for the three month period ended September 30, 2008 as compared to $389,701 for the three month period ended September 30, 2007. Our gross profit as a percentage of sales increased from 36% in the three months ended September 30, 2007 to 72% for the three months ended September 30, 2008. The increase in gross profit is the result of the increased sales of higher margin products and the decrease in cost of sales as discussed above.
     Our gross profit increased by $3,382,808 or 349%, to $4,351,681 for the six month period ended September 30, 2008 as compared to $968,873 for the six month period ended September 30, 2007. Our gross profit as a percentage of sales increased from 42% in the six months ended September 30, 2007 to 68% for the six months ended September 30, 2008. The increase in gross profit is the result of the increased sales of higher margin products and the decrease in cost of sales as discussed above.
Operating Expenses
Research and Development.
     Research and development expenses increased by $1,247, or 2.7%, to $47,415 for the three months ended September 30, 2008 as compared to $46,168 for the three months ended September 30, 2007.
     For the six months ended September 30, 2008, research and development expenses increased by $96,816 or 128.1%%, to $172,373 as compared to $75,557 for the six months ended September 30, 2007. The principal reason for this increase is the ongoing efforts to develop new products and improve existing products to meet the highest standards on the market.
Sales and marketing costs
     Sales and marketing costs increased by $557,654, or 197.4%, to $840,207 for the three months ended September 30, 2008 as compared to $282,553 for the three months ended September 30, 2007. The increase is largely due to increased provisions for commissions in relation to our sales people and increased marketing costs to promote our products in new acquired markets in different countries.
     For the six months ended September 30, 2008, sales and marketing costs increased by $1,125,713 or 291.8% to $1,511,506 as compared to $385,793 for the six months ended September 30, 2007. The principal reasons for increased sales and marketing costs are as discussed above.

General and administrative costs.
     General and administrative costs for the three months ended September 30, 2008 and 2007 were $1,273,723 and $1,059,371, respectively, representing an increase of $214,352 or 20.2%. The increase in general and administrative costs as compared to the prior year is the result of our investments made to increase customer support concurrent with the launch of our GlamSmile veneers product line in both Europe and the US.
     For the six months ended September 30, 2008, general and administrative costs increased by $604,184, or 102.1%, to $2,404,036 as compared to $1,803,852 for the six months ended September 30, 2007. The foregoing increase is the result of three month increase discussed above
Depreciation and amortization.
     Our depreciation and amortization expense increased from $70,150 to $183,111 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, an increase of 161%. The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity. This investment allowed us to streamline and improve production significantly with resultant increases in capacity and quality as well as decreased costs. Secondly, investments are being made in software and related hardware to bring the design of veneers to the next level which will allow the dentist to modify the design of the final product, gaining substantial time in the production process
     For the six months ended September 30, 2008, depreciation and amortization costs increased $138,588 or 102% to $274,372 as compared to $135,784 for the six months ended September 30, 2007. The foregoing increase is the result of three month increase discussed above.
Net interest and other expenses
     Net interest expense increased by $18,396 to $44,837 from $26,385 during the three months ended September 30, 2008 over the comparable three months ended September 30, 2007. The increase is mainly the result of our increased utilization of our bank credit facility.
     For the six months ended September 30, 2008, interest expense increased by $24,966 to $80,180 as compared to $55,214 for the six months ended September 30, 2007. The main reason is the increased use of our available bank credit facility which occurred primarily because of investments made in light of the new agreement with Den-Mat which was finalized effective August 24, 2008. The investments are in order to support increasing demand for our veneer product and are specifically related to inventory and a new production facility.
     During the three months ended September 30, 2008 we granted 3,738,379 warrants to purchase our common stock to Den-Mat. The Company valued the warrants at $4,323,207, using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 131%; risk free interest rate of 3.07% and an average life of 5 years resulting in a value of $1.28 per option granted. This was a non-cash expense.

Liquidity and Capital Resources
Cash and Cash equivalent
     Our balance sheet at September 30, 2008 reflects cash and cash equivalents of $1,711,220 as compared to $1,728,281 as of March 31, 2008, a decrease of $17,061.
     For the remainder of fiscal year 2009, we believe that, with our current cash and amounts to be received from our cash receivables, we believe to we have sufficient working capital to satisfy our working capital requirements. As it may be required, we intend to draw from our credit facility as additional cash would be needed.
     In addition, from time to time we may be required to raise capital to continue our current operations, reduce advances outstanding on our credit facilities, and to fund future growth.
Operations
     Net cash used by operations decreased by $701,885 resulting in net cash being used by operations of $113,279 for the six months ended September 30, 2008 as compared to net cash used by operations of $815,164 for the six months ended September 30, 2007. The decrease in net cash used by operations for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 is primarily attributable to increased profit margins in 2008.
Investing activities
     Net cash used in investing activities totaled $329,755 for the six months ended September 30, 2008 as compared to net cash used in investing activities of $95,071 for the six months ended September 30, 2007. Cash used in investing activities in the six months ended September 30, 2008 was mainly for equipment to be used in the production process of Veneers, additional hardware equipment in relation to support our GlamSmile product line in combination with our new designed software, enabling the dentist to interfere in the production process, investments made for moldings concerning the GlamSmile product group and moldings for new OTC products.
Financing activities
     Net cash provided by financing activities totaled $914,819 for the six months ended September 30, 2008 as compared to net cash provided in financing activities of $4,534,854 for the six months ended September 30, 2007.Net cash provided from financing activities in the six month period ended September 30, 2007 was higher than in the six months ended September 30, 2008 because of the net cash proceeds received by the Company from a Private Placement, which took place at the end of the quarter ended June 30, 2007.
     During the six months ended September 30, 2008 we recognized an increase in cash and cash equivalents of $11,164 (2007 – $26,600) as a result of the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements
     At September 30, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Applicable.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.
Change in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     To the best knowledge of management, there are no material legal proceedings pending against the Company.
Item 1A. Risk Factors
     Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 11, 2008, we issued 358,166 shares of restricted common stock to SensAble Technologies, Inc. as partial payment of products and certain exclusivity rights pursuant to the terms of that certain Distribution Agreement dated as of June 30, 2008, which was filed on a Form 8-K on July 7, 2008. The value of the shares issued was $569,483. The securities issued are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2), and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.
     On August 24, 2008, in connection with the Distribution, License and Manufacturing Agreement entered into between the Company, our wholly owned subsidiary, Remedent N.V., and Den-Mat Holdings, LLC, a Delaware limited liability company (“Den-Mat”), we granted to Den-Mat a warrant to purchase up to Three Million Three Hundred Seventy-Eight Thousand Three Hundred Seventy-Nine (3,378,379) shares of our common stock, par value $0.001 per share (the “Warrant Shares”) at an exercise price of $1.48 per share (the “Den-Mat Warrant”). The Den-Mat Warrant is exercisable for a period of five (5) years, subject to possible extension based on our failure to cause a registration statement covering the resale of the Warrant Shares to remain in effect pursuant to a certain Registration Rights Agreement, as further described below. The Den-Mat Warrant is subject to adjustment under certain specified circumstances, including, but not limited to, upon any share consolidation, capital reorganization, reclassification of the capital stock, merger or consolidation with another entity, and in certain cases when we issue securities at a price per share lower than the exercise price of the Warrant Shares then in effect. All of the securities issued to Den-Mat are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2), and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.
     Further, we entered into a Registration Rights Agreement with Den-Mat on August 24, 2008 (the “Registration Rights Agreement”) whereby we agreed to prepare and file with the Securities and Exchange Commission (“Commission”) a registration statement covering the resale of the Warrant Shares within seventy-five (75) days of the date of the Registration Rights Agreement. We agreed to use commercially reasonable efforts to have such registration statement declared effective by the Commission, with such effectiveness to take place (i) within five (5) days after receiving notification that it will not be reviewed by the Commission, or (ii) within one hundred thirty-five (135) days of the date of the Registration Rights Agreement (one hundred sixty-five (165) days if reviewed by the Commission). In addition, in the event that the number of Warrant Shares is subject to adjustment under the terms of the Den-Mat Warrant, we agreed to prepare and file a registration statement covering the resale of such additional Warrant Shares within thirty (30) days of receipt of a written demand by the holder of such Warrant Shares.
     On August 24, 2008, as part of the consideration for the rescission and release under the Rescission Agreement entered into between the Company, our wholly owned subsidiary, Remedent N.V., and Glamtech-USA, Inc., a Delaware corporation (“Glamtech”), we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of the two Glamtech shareholders (the “Holders”), for the purchase of all of Glamtech’s outstanding common stock in exchange for, among certain other consideration: at the election of the Holders at any time within 6 months, to receive either, but not both, (a) an aggregate of one million (1,000,000) restricted shares of the registrant’s common stock (the “Shares”), or (b) five (5) year warrants (the “Warrants”), valued by the registrant’s Board of Directors at $1.48 per warrant, to purchase an aggregate of one million two hundred and forty-seven thousand two hundred and sixteen (1,247,216) restricted shares of the registrant’s common stock at a exercise price of $1.30 per share (the “Warrant Shares”). Further, pursuant to the terms of the Stock Purchase Agreement, we agreed to register the Shares or the Warrant Shares, as applicable, on a registration statement with the U.S. Securities and Exchange Commission no later than thirty (30) calendar days following the date of the Holder’s election, but no sooner than seventy-five (75) days from the effective date of the Stock Purchase Agreement. All of the securities issued to the two Glamtech shareholders are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2), and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.
     For additional information about the above transactions, please refer to our Current Report on Form 8-K, filed with the Commission on August 28, 2008.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission Of Matters To A Vote Of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No	Description
3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

4.2	Form of Subscription Agreement (4)

4.3	Form of Warrant for Common Stock (4)

4.4	Form of Registration Rights Agreement (4)

4.5	Form of Warrant for Unit (5)

4.6	Form of Warrant for Common Stock (6)

4.7	Form of Warrant dated August 24, 2008 for Den-Mat Holdings, LLC (7)

Exhibit
No	Description
4.8	Form of Stock Purchase Agreement dated August 24, 2008 entered into in connection with the Rescission Agreement dated August 24, 2008 by and between Remedent, Inc., Remedent N.V. and Glamtech-USA, Inc. (7)

10.1	Distribution, License and Manufacturing Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC (7)

10.2	Form of Registration Rights Agreement dated August 24, 2008 between Remedent, Inc. and Den-Mat Holdings, LLC (7)

10.3	Rescission Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Glamtech-USA, Inc. (7)

10.4	Distribution Agreement, dated June 30, 2008, by and between Remedent, Inc. and SensAble Technologies, Inc. (8)

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.

(5)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(6)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.

(7)	Incorporated by reference from Form 8-K filed with the SEC on August 28, 2008.

(8)	Incorporated by reference from Form 8-K filed with the SEC on July 7, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Date: November 19, 2008	By:	/s/ Robin List
		Name:	Robin List
		Title:	Chief Executive Officer

Date: November 19, 2008	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer