Form 10-Q
period 2008-12-31
REMEDENT, INC.
filed 2009-02-23
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

Yes ☒                                No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐                                No ☒

As of February 13, 2009, there were 19,995,969 outstanding shares of the registrant’s common stock, includes  723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

Page Number

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and March 31, 2008	1
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended December 31, 2008 and December 31, 2007 (Unaudited)	2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended December 31, 2008 and December 31, 2007 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2008 and December 31, 2007 (Unaudited)	4
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4T. Controls and Procedures	29

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits	31
Signature Page	32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,569,888	$1,728,281
Accounts receivable, net of allowance for doubtful accounts of $28,310 at December 31, 2008 and $32,181 at March 31, 2008	2,612,651	1,902,920
Inventories, net	1,936,603	1,360,709
Prepaid expense	1,582,502	970,173
Total current assets	8,701,644	5,962,083
PROPERTY AND EQUIPMENT, NET	917,261	692,609
OTHER ASSETS	675,000	675,000
Patents, net	251,125	115,827
	$10,545,030	$7,445,519
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$20,072	$58,583
Line of Credit	907,558	779,718
Accounts payable	1,444,087	2,002,439
Accrued liabilities	1,043,501	781,737
Income taxes payable	10,989	15,121
Total current liabilities	3,426,207	3,637,598
LONG TERM DEBT	178,392	94,754
MINORITY INTEREST	782,497	—
STOCKHOLDERS’ EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 and 18,637,803 shares issued and outstanding at December 31, 2008 and March 31, 2008 respectively )	19,996	18,638
Additional paid-in capital	23,700,875	17,929,992
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(595,224)	27,650
Accumulated deficit	(16,136,263)	(14,263,113)
Treasury stock, at cost; 723,000 and 0 shares at December 31, 2008 and March 31, 2008 respectively	(831,450)	—
Total stockholders’ equity	6,157,934	3,713,167
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,545,030	$7,445,519

COMMITMENTS (Note 22)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2008	2007	2008	2007

Net sales	$4,842,628	$2,132,950	$11,249,186	$4,453,899
Cost of sales	2,909,531	1,271,430	4,964,408	2,623,506
Gross profit	1,933,097	861,520	6,284,778	1,830,393
Operating Expenses
Research and development	52,006	172,108	224,379	247,665
Sales and marketing	912,422	611,144	2,423,928	996,937
General and administrative	1,268,500	1,087,313	3,672,536	2,891,165
Depreciation and amortization	167,399	80,157	441,771	215,941
TOTAL OPERATING EXPENSES	2,400,327	1,950,722	6,762,614	4,351,708
INCOME (LOSS) FROM OPERATIONS	(467,230)	(1,089,202)	(477,836)	(2,521,315)
OTHER INCOME (EXPENSES)
Warrants issued pursuant to Distribution Agreement	—	—	(4,323,207)	—
Gain on disposition of OTC (Note 3)	2,830,953	—	2,830,953	—
Interest expense	(168,659)	(16,588)	(250,175)	(71,802)
Interest income	289,646	9,040	347,113	100,665
TOTAL OTHER INCOME (EXPENSES)	2,951,940	(7,548)	(1,395,316)	28,863
NET INCOME (LOSS)	$2,484,710	$(1,096,750)	$(1,873,152)	$(2,492,452)
INCOME (LOSS) PER SHARE
Basic and fully diluted	$0.13	$(0.06)	$(0.10)	$(0.14)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	19,332,760	18,602,115	19,045,368	17,557,700

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended December 31,		For the nine months ended December 31,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net Income (Loss)	$2,484,710	$(1,096,750)	$(1,873,152)	$(2,492,452)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(409,200)	58,949	(622,874)	10,345
Comprehensive income (loss)	$2,075,510	$(1,037,801)	$(2,496,026)	$(2,482,107)

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,873,152)	$(2,492,452)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	441,771	215,941
Inventory reserve	394	—
Allowance for doubtful accounts	(3,871)	(13,417)
Stock based compensation	265,275	101,271
Gain on disposition of OTC	(2,830,953)	—
Warrants issued pursuant to Distribution Agreement	4,323,207	—
Changes in operating assets and liabilities:
Accounts receivable	(709,731)	137,273
Inventories	(575,894)	4,043
Prepaid expenses	(612,329)	(352,607)
Accounts payable	(558,352)	203,075
Accrued liabilities	261,764	(35,253)
Income taxes payable	(4,132)	81,859
Net cash used by operating activities	(1,876,003)	(2,150,267)
CASH FLOWS FROM INVESTING ACTIVITIES

Long-term investments	—	(675,000)
Purchases of patents	—	(11,998)
Purchases of equipment	(455,694)	(165,195)
Net cash used by investing activities	(455,694)	(852,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of stock	—	5,792,893
Proceeds on sale of minority interest in Sylphar NV	2,782,000	—
Proceeds from (principal payments on) capital lease note payable	45,127	(31,684)
Proceeds from (repayments of) line of credit	127,840	(716,932)
Net cash provided by financing activities	2,954,967	5,044,277
NET (DECREASE) INCREASE IN CASH	623,270	2,041,817
Effect of exchange rate changes on cash and cash equivalents	218,337	(152,245)
CASH AND CASH EQUIVALENTS, BEGINNING	1,728,281	126,966
CASH AND CASH EQUIVALENTS, ENDING	$2,569,888	$2,016,538
Supplemental Information:
Interest paid	$98,493	$14,418
Income taxes paid	$—	$—
Schedule of non-cash financing and investing activities:
Restricted shares returned to treasury in exchange for 50% of OTC Business	$831,450	$—
Warrants issued pursuant to Distribution Agreement	$4,323,207	$—
Shares issued for purchase of GlamTech	$625,000	$—
Shares issued as prepayment for goods	$250,000	$—
Shares issued for license	$319,483	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BACKGROUND AND ORGANIZATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail “Over-The-Counter” tooth whitening products which are distributed in Europe,  Asia and the United States. The Company manufactures many of its products in its facility in Deurle, Belgium as well as outsourced manufacturing in China. The Company distributes its products using both its own internal sales force and through the use of third party distributors.

On December 11, 2008, the Company completed a restructuring in the form of a management-led buyout of 50% of its OTC retail business.  The buyout was led by Mr. List, the Company’s former director and Chief Executive Officer, with financing provided by Concordia Fund VC, a non-affiliated foreign investment fund.  Prior to the sale, the Board approved a restructuring plan and strategy for transferring  the Company’s OTC business through a series of transactions involving subsidiary formations, contributions of subsidiary(ies) interests and sales of stock interests through subsidiary transactions, with particular emphasis focused on current OTC business operations conducted through the Company’s subsidiaries, both internationally and within the domestic U.S. (the “Plan”).

The total consideration for the sale of OTC business is approximately €4,654,736, which consists of (1) €1,000,000  in cash, (2)  €654,736  based on the exchange rate as of January 12, 2008 for the 723,000 restricted shares of the Company previously held by Mr. List (valued at $1.15 per share for an aggregate value of  $831,450), and (3) €3,000,000 which is the estimated value of the ownership interest of 50 % of the shares of Remedent OTC held by the Company.

Pursuant to the agreements described in Note 3, the sale was conducted through a series of transactions which included the consolidation of all of the ownership interest of the Company’s subsidiaries operating the OTC business into Remedent OTC; a sale of 50% of Remedent OTC to Mr. List; the  formation of Sylphar Holding B.V., a Dutch holding company, followed by a  contribution of the OTC subsidiaries to Sylphar Holding by Remedent OTC, and a subsequent investment by Concordia of  €2,000,000. Although Mr. List resigned as director and Chief Executive Officer of the Company and Remedent N.V., Mr. List remains involved in the key management of the OTC business.

As a result of the series of transactions related to the sale, the Company now owns 50% of Remedent OTC with Mr. List owning the other 50%, and maintains control of Remedent OTC as a result of its current control of the Board.  In addition, the Company now owns a partial interest in Sylphar Holding through Remedent OTC’s 75% ownership interest in Sylphar Holding, which interest is subject to dilution of up to 24% upon exercise of a call option held by Concordia Fund VC, who currently owns the remaining 25%.   As a result of the sale, all of the OTC business previously operated by the Company directly is now operated and held by Sylphar Holding.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of:

(a)   Pre-OTC Restructuring

Remedent, Inc., a Nevada corporation, and its subsidiaries, Remedent N.V. (incorporated in Belgium) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California and a subsidiary of Remedent Professional Holdings, Inc.), Remedent Asia Pte. Ltd. ( a wholly-owned subsidiary formed under the laws of Singapore), Sylphar N.V. (incorporated in Belgium as a wholly owned subsidiary on September 24, 2007), and Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008).

(b)   Post-OTC Restructuring

Remedent, Inc., a Nevada corporation, and its subsidiaries, Remedent N.V. (incorporated in Belgium and located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Remedent OTC B.V. a Dutch Holding company, and a 50% owned subsidiary, Sylphar Holding B.V. (a Dutch holding company and a 37.50% owned and controlled subsidiary by Remedent, Inc.), Sylphar N.V. ( a wholly-owned subsidiary of Sylphar Holding B.V.), Sylphar USA, Inc.  (Nevada corporation and wholly-owned subsidiary of  Sylphar Holding B.V.), and Sylphar Asia Pte ( an Asian company, and wholly-owned subsidiary of Sylphar Holding B.V.).

Remedent, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. The rebranded Sylphar Asia Pte Ltd (former Remedent Asia Pte. Ltd.) commenced operations as of July 2005.

For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements and corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and its subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-KSB for the year ended March 31, 2008, and particularly to Note 2, which includes a summary of significant accounting policies.

Basis of Presentation

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America and are presented in US dollars unless otherwise noted.  These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounting Policy Change and New Accounting Pronouncements

(a)   Adoption of New Accounting Policy

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

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

In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157, "Fair Value Measurements", for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 will be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. An offsetting adjustment will be made to the opening balance of retained earnings for that period, presented separately.  The adoption of APB 14-1 is not expected to have a material impact upon the Company’s financial position or results of operations.

3.	RESTRUCTURING OF OTC BUSINESS

To effectuate the restructuring Plan relating to the management led buyout of the Over-The-Counter (“OTC”) business the Company entered into the following series of related agreements:

On December 10, 2008, the Company entered into a Contribution Agreement with Sylphar USA, Inc., a newly incorporated Nevada corporation and wholly owned subsidiary of the Company (“Sylphar USA”), pursuant to which the Company made a capital contribution of certain assets and liabilities relating to the OTC business which was valued at $460,568 to Sylphar USA in exchange for 460,568 shares of common stock, par value $1.00, of Sylphar USA.

On December 10, 2008, the Company entered into a Share Purchase Agreement with Remedent, N.V., a wholly owned subsidiary of the Company formed under the laws of Belgium (“Remedent N.V.”), pursuant to which the Company purchased a 99% ownership interest in Sylphar, N.V. a subsidiary of the Company formed under the laws of Belgium, from Remedent N.V. As a result of the Sylphar Purchase Agreement, Sylphar N.V. became a wholly owned subsidiary of the Company. As consideration for the 99 shares (“Sylphar Shares”), the Company agreed to pay Remedent N.V.  €1,881,000, which was based on the valuations provided by an independent assessor, by executing an unsecured non-interest bearing promissory note (the “Promissory Note”) on behalf of Remedent N.V. for the principal amount of  €1,000,160 (the “Debt”) and having the remainder balance of €880,840 reflected on the existing intercompany account between Remedent N.V. and the Company.

Then pursuant to a Deed of Contribution, the Company transferred all of the Company’s ownership interest in its OTC operating subsidiaries, consisting of Sylphar USA, Remedent Asia PTE, Sylphar N.V. (“OTC Subsidiaries”), into Remedent OTC B.V., a Dutch holding company and a wholly owned subsidiary of the Company (“Remedent OTC”) in exchange for €1,000,160 and an allocation and administer the balance of the aggregate value of the OTC Subsidiaries and the consideration as share premium in the books of the Company.

Subsequent to the contribution of the OTC Subsidiaries to Remedent OTC, the Company sold fifty percent (50%) of its interest in Remedent OTC to Robin List, a former Chief Executive Officer, President and Director of the Company, in exchange for 723,000 restricted shares of common stock of the Company held by Mr. List (“Exchanged Shares”), pursuant to a Share Purchase Agreement on December 10, 2008. The Exchanged Shares were returned to treasury. The Exchanged Shares were valued at $1.15 per share, based on the average of the 52 week high and low bid, for an aggregate value of $831,450. As a result, Mr. List and the Company equally own 50% of Remedent OTC with the Company currently controlling Remedent OTC through its board representations pursuant to the terms of a certain Voting Agreement entered into by the Company and Mr. List concurrently with the Share Purchase Agreement. The Voting Agreement provides that, the Company will initially have 2 board representation and Mr. List will have 1 board representation.  However upon the occurrence of a “Triggering Event” (as defined in the Voting Agreement), the Company will have 1 board representation and Mr. List will have 2 board representations.

On December 11, 2008, the Company entered into an Investment and Shareholders’ Agreement with Remedent OTC, Concordia Fund V.C., a non-affiliated Dutch private equity fund (“Concordia”), Mr. List, Sylphar Holding, B.V., a Dutch holding company and wholly owned subsidiary of Remedent OTC (“Sylphar Holding”) and the OTC Subsidiaries pursuant to which Concordia agreed to purchase shares of Sylphar Holding from Remedent OTC representing a 12.5% ownership interest in Sylphar Holding for €1,000,000 and invest an additional €1,000,000 in Sylphar Holding for an additional 12.5% ownership interest in Sylphar Holding, representing an aggregate ownership interest of 25% in Sylphar Holding. Furthermore, Concordia was granted a call option exercisable from January 1, 2009 until December 31, 2010, unless otherwise extended to September 30, 2011 pursuant to the terms of such agreement, to purchase an additional 24% ownership interest in Sylphar Holding for €2,000,000 or any pro rata portion thereof.  It was further agreed upon that the €1,000,000 received from Concordia would be used to pay off the Debt.  The shares of Sylphar Holding are subject to certain drag along rights in the event there is an offer to purchase such shares.

Pro Forma Summary Financial Data

The following pro forma summary financial data presents our pro forma condensed combined financial information as if we had completed the disposition of 50% of the OTC business at the beginning of each period shown. This pro forma financial information should be read in conjunction with the Company’s financial statements as at March 31, 2008 and December 31, 2008.

	For the three months ended December 31,		For the nine months ended December 31,
	Pro Forma (unaudited)		Pro Forma (unaudited)
	2008	2007	2008	2007

Net sales	$4,842,628	$2,132,950	$11,249,186	$4,453,899
Cost of sales	2,909,531	1,271,430	4,964,408	2,623,506
Gross profit	1,933,097	861,520	6,284,778	1,803,393
Operating Expenses
Research and development	52,006	172,108	224,379	247,665
Sales and marketing	912,422	611,144	2,423,928	996,937
General and administrative	1,268,500	1,087,313	3,672,536	2,891,165
Depreciation and amortization	167,399	80,157	441,771	215,941
TOTAL OPERATING EXPENSES	2,400,327	1,950,722	6,762,614	4,351,708
INCOME (LOSS) FROM OPERATIONS	(467,230)	(1,089,202)	(477,836)	(2,521,315)
OTHER INCOME (EXPENSES)
Warrants issued pursuant to Distribution Agreement	—	—	(4,323,207)	—
Other income – Sale of asset	2,830,953	—	2,830,943	—
Interest expense	(168,659)	(16,588)	(250,175)	(71,802)
Interest income	289,646	9,040	347,113	100,665
TOTAL OTHER INCOME (EXPENSES)	2,951,940	(7,548)	(1,395,316)	28,863
NET LOSS	2,484,710	(1,096,750)	(1,873,152)	(2,492,452)
Allocated to:
Remedent Inc.	2,562,338	(1,125,107)	(1,672,711)	(1,993,580)
Minority interest	(77,628)	28,357	(200,441)	(498,873)
INCOME (LOSS) PER SHARE
Allocated to:
Remedent Inc.	$0.13	$(0.06)	$(0.09)	$(0.11)
Minority interest	$(0.00)	$0.00	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	19,332,760	18,602,115	19,045,368	17,557,700

4.	DISTRIBUTION AGREEMENT

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

As consideration for such distribution, licensing and manufacturing rights, Den-Mat agreed to pay the Company: (i) an initial payment of $2,425,000 (received in the period ended September 30, 2008); (ii) a payment of $250,000 for each of the first three contract periods in the initial Guaranty Period, subject to certain terms and conditions; (iii) certain periodic payments as additional paid-up royalties in the aggregate amount of $500,000; (iv) a payment of $1,000,000 promptly after Den-Mat manufactures a limited quantity of Products at a facility owned or leased by Den-Mat; (v) a payment of $1,000,000 promptly upon completion of certain training of Den-Mat’s personnel; (vi) a payment of $ 1,000,000 upon the first to occur of (a)February 1, 2009 of (b) the date thirty (30) days after den-Mat sells GlamSmile Products incorporating twenty thousand (20,000) Units/Teeth to customers regardless of whether Den-Mat has manufactured such Units/Teeth in a Den-Mat facility or has purchased such Units/Teeth from Remedent; (vii) certain milestone payments; and (viii) certain royalty payments. Further, as consideration for Den-Mat’s obligations under the Distribution Agreement, the Company agreed to, among other things: (i) issue to Den-Mat or an entity to be designated by Den-Mat, warrants to purchase up to 3,378,379 shares of the Corporation’s common stock, par value $0.001 per share (the “Warrant Shares”) at an exercise price of $1.48 per share, exercisable for a period of five years (the “Den-Mat Warrant”) (issued in the period ended September 30, 2008); (ii) execute and deliver to Den-Mat a registration rights agreement covering the registration of the Warrant Shares (the “Registration Rights Agreement”); and (iii) cause its Chairman of the Board, Guy De Vreese, to execute and deliver to Den-Mat a non-competition agreement.

5.	ACQUISITION OF GLAMTECH-USA, INC.

On August 24, 2008, as part of the consideration for the rescission and release under the Rescission Agreement entered into between the Company, our wholly owned subsidiary, Remedent N.V., and Glamtech-USA, Inc., a Delaware corporation (“Glamtech”), the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of the two Glamtech shareholders (the “Holders”), for the purchase of 100% of Glamtech’s outstanding common stock in exchange for, among certain other consideration:  at the election of the Holders at any time within 6 months, to receive either, but not both, (a) an aggregate of 1,000,000 restricted shares of the registrant’s common stock (the “Shares”), or (b) five (5) year warrants valued by the registrant’s Board of Directors at $1.48 per warrant, to purchase an aggregate of 1,247,216 restricted shares of the registrant’s common stock at a exercise price of $1.30 per share (the “Warrant Shares”).  Further, pursuant to the terms of the Stock Purchase Agreement, the Company agreed to register the Shares or the Warrant Shares, as applicable, on a registration statement with the U.S. Securities and Exchange Commission no later than thirty (30) calendar days following the date of the Holder’s election, but no sooner than seventy-five (75) days from the effective date of the Stock Purchase Agreement.  All of the securities issued to the two Glamtech shareholders are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2), and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

During the quarter ended December 31, 2008, both Holders elected to receive a total of 1,000,000 restricted shares.  The shares were issued prior to December 31, 2008 and were recorded at a fair value of $625,000.

6.	PRIVATE PLACEMENT

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

The Company engaged Roth Capital Partners, LLC, as its exclusive agent to offer the Shares and Warrants (the “Placement Agent”). The Placement Agent is entitled to a fee equal to ten percent (10%) of the gross proceeds derived from the Offering, of which the Placement Agent may, at its option, receive up to 2% of its 10% fee in securities issued in the Offering. Further, the Company agreed to pay the Placement Agent 5% of the exercise price of the Warrants promptly following the Company’s receipt thereof. In addition, the Company agreed to reimburse the Placement Agent for its out-of-pocket expenses related to the Offering, including an up front payment of $25,000 to cover such expenses, of which any unused amount would be netted against the Placement Agent’s 10% fee.

As of December 31, 2008, the total costs of this private placement were $1,235,223, comprising of: commissions of $762,505; out-of-pocket costs of $25,000; professional fees of $375,738 and direct travel costs of $71,980; and have been recorded against share capital as a cost of financing.

The Offering was conducted in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, that under Section 506 of Regulation D promulgated under the Securities Act. The Units were offered and sold by the Company to accredited investors in reliance on Section 506 of Regulation D of the Securities Act.

7.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At December 31, 2008 two customers accounted for 69% of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the nine month period ended December 31, 2008, the Company had five suppliers who accounted for a total of 29% of gross purchases.  For the nine month period ended December 31, 2007, the Company had five suppliers who accounted for a total of 55% of gross purchases.

Revenues — For the nine months ended December 31, 2008 the Company had five customers that accounted for 55% of total revenues.   Out of these five customers, one accounted for 60% and another accounted for 11% of total revenues. For the nine month period ended December 31, 2007 the Company had five customers that accounted for 62% of total revenues.

8.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of December 31, 2008 and March 31, 2008 is as follows:

	December 31, 2008	March 31, 2008
Accounts receivable, gross	$2,640,961	$1,935,101
Less: allowance for doubtful accounts	(28,310)	(32,181)
Accounts receivable, net	$2,612,651	$1,902,920

9.	INVENTORIES

Inventories are stated at the lower of cost (weighted average) or market. Inventory costs include material, labor and manufacturing overhead. Individual components of inventory are listed below as follows:

	December 31, 2008	March 31, 2008
Raw materials	$22,251	$29,788
Components	1,105,195	970,101
Finished goods	823,067	376,632
	1,950,513	1,376,521
Less: reserve for obsolescence	(13,910)	(15,812)
Net inventory	$1,936,603	$1,360,709

10.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	December 31, 2008	March 31, 2008
Prepaid materials and components	$1,406,386	$588,639
Prepaid Belgium income taxes	—	79,060
Prepaid consulting	11,367	62,237
VAT payments in excess of VAT receipts	95,177	117,467
Royalties	34,775	39,530
Prepaid trade show expenses	4,341	25,276
Prepaid rent	831	10,812
Other	32,625	47,152
	$1,582,502	$970,173

11.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2008	March 31, 2008
Furniture and Fixtures	$216,741	$182,079
Machinery and Equipment	1,288,283	801,251
Tooling	188,450	254,450
	1,693,474	1,237,780
Accumulated depreciation	(776,213)	(545,171)
Property & equipment, net	$917,261	$692,609

12.	LONG TERM INVESTMENTS AND ADVANCES

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

Soca Networks Singapore (“Soca”)

Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms. The balance of $375,000 is to be paid through the issuance of 220,588 common shares of the Company’s common stock. The final agreement is currently being negotiated and management expects to close the agreement, and issue the 220,588 common shares within the first half of calendar year 2009.

13.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $27,625 of accumulated amortization for this patent as of December 31, 2008. The Company accrues this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of December 31, 2008 (2007-Nil).

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. As of December 31, 2008 the Company has not yet received the final product. The patent is being amortized over five (5) years and accordingly, the Company has recorded $73,297 of accumulated amortization for this patent as of December 31, 2008.

14.	LINE OF CREDIT

On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent N.V. and/or Sylphar N.V. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of December 31, 2008 and March 31, 2008, Remedent N.V. and Sylphar N.V. had in aggregate, $907,558 and $779,718 in advances outstanding, respectively, under this mixed-use line of credit facility.

15.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $84,650). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $148,559). On May 15, 2008, the Company entered into a third capital lease agreement over a three year period  for additional manufacturing equipment totaling €63,395 (US $ 98,516).The leases require monthly payments of principal and interest at 7.43% of €1,172 (US$1,630,52 at December 31, 2008) for the first two leases and 9.72% of €2,056 (US$2,859,90 at December 31, 2008) and provide for buyouts at the conclusion of the five year term of €2,820 (US$3,923) or 4.0% of original value for the first two contracts and €4,933 (US $6,861) or 4.0 % of the original value for the second contract. The third lease contract requires monthly payments of principal and interest at 9.40% of €1,761 (US $ 2,449,55 at December 31, 2008) and provides for buyout at the conclusion of the three year term of €633,95 (US $ 881,82) or 1% of the original value of this contract.

The net book value as of December 31, 2008 and March 31, 2008 of the equipment subject to the foregoing leases are $198,464 and $251,854, respectively.

16.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Borrowings from employees and entities controlled by officers of the Company are, unsecured, non-interest bearing, and due on demand.

Transactions with related parties that are not otherwise disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the nine month periods ended December 31, 2008 and 2007 respectively, the Company incurred $514,836 and $483,304 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc., to which goods were sold during the nine months ended December 31, 2008 and 2007 totaling $87,463 and $29,524 respectively. Accounts receivable with this customer as at December 31, 2008 and March 31, 2008 totaled $33,601 and $80,523 respectively.

Other Transactions:

In connection with the restructuring of the OTC business, the Company sold fifty percent (50%) of its interest in Remedent OTC to Robin List, a former Chief Executive Officer, President and Director of the Company, in exchange for 723,000 restricted shares of common stock of the Company held by Mr. List (“Exchanged Shares”), pursuant to a Share Purchase Agreement on December 10, 2008.  The Exchanged Shares were returned to treasury.  The Exchanged Shares were valued at $1.15 per share, based on the average of the 52 week high and low bid, for an aggregate value of $831,450.   As a result, Mr. List and the Company equally own 50% of Remedent OTC with the Company currently controlling Remedent OTC through its board representations pursuant to the terms of a certain Voting Agreement entered into by the Company and Mr. List concurrently with the Share Purchase Agreement.  The Voting Agreement provided that, the Company would initially have 2 board representation and Mr. List would will have 1 board representation.  However upon the occurrence of a “Triggering Event” (as defined in the Voting Agreement), the Company would have 1 board representation and Mr. List would have 2 board representations.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

17.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2008	March 31, 2008
Accrued employee benefit taxes and payroll	$183,150	$178,645
Accrued Travel	13,220	17,667
Advances and deposits	97,827	212,736
Commissions	268,687	130,875
Accrued audit and tax preparation fees	2,607	4,000
Reserve for warranty costs	20,865	23,718
Accrued interest	1,459	984
Accrued consulting fees	56,728	35,204
Accrued VAT	15,219	—
Other accrued expenses	383,739	177,908
	$1,043,501	$781,737

18.	CAPITAL STOCK

On July 11, 2008, the Company issued 358,166 shares of restricted common stock as partial payment of products and certain exclusivity rights  pursuant to the terms of the Distribution Agreement dated as of  June 30, 2008, which was filed on a Form 8-K on July 7, 2008.  The value of the shares issued was $569,483. The securities issued are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2), and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

On each of November 7, 2008 and December 23, 2008 the Company issued 500,000 common shares to each of the previous Glamtech shareholders.  The 1,000,000 shares were valued at $625,000.  (See Note 5.)

On December 8, 2008 a total of 723,000 restricted common shares were returned to treasury  pursuant to the Company’s sale of 50% of its OTC business.  (See Note 3.)

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

On September 21, 2007 the Company granted to employees and directors a total of 570,000 options to purchase the Company’s common stock at a price of $1.75 per share. These options will vest over the next 3 years and are exercisable for a period of 10 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 7 years resulting in a value of $1.47 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $265,275 has been recorded in the nine months ended December 31, 2008 (2007 - $101,271).

A summary of the option activity for the nine months ended December 31, 2008 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding , March 31, 2008	222,500	$1.29	730,666	$4.46	150,000	$1.75
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—
Options outstanding, December 31, 2008	222,500	$1.29	730,666	$4.46	150,000	$1.75
Options exercisable December 31, 2008	222,500	$1.29	383,999	$4.46	—	—
Exercise price range	$1.00 to $4.00		$1.50 to $4.00		$1.75
Weighted average remaining life	3.28 years		6.23 years		8.73 years
Shares available for future issuance	27,500		69,334		N/A

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,103,166	$1.93	96,834
Equity Compensation Plans not approved by security holders	297,298	$1.50	NA
	1,400,464	$1.84	96,834

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

20.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of December 31, 2008, the Company has 10,638,405 warrants outstanding to purchase the Company’s common stock that were not granted under shareholder approved equity compensation plans at prices ranging between $1.20 and $3.00 per share with expiration dates between August 2007 and August 2013 as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding , March 31, 2008	7,260,026	$1.67
Granted	3,378,379	1.48
Exercised	—	—
Cancelled or expired	—	—
Warrants exercisable December 31, 2008	10,638,405	$1.58
Exercise price range	$1.20 to $3.00
Weighted average remaining life	3.29 Years

The Company valued the warrants granted in the period at $4,323,207, using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 131%; risk free interest rate of 3.07% and an average life of 5 years resulting in a value of $1.28 per option granted.

21.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products.  Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

	December 31, 2008	December 31, 2007
U.S. sales	$7,045,496	$316,208
Foreign sales	4,203,690	4,137,691
	$11,249,186	$4,453,899

22.	COMMITMENTS

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of $7,018 per month ($9,756 per month at December 31, 2008). The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the €at December 31, 2008 is $316,314.

Minimum monthly lease payments for real estate, and all other leased equipment for the next three years are as follows based upon the conversion rate for the (Euro) at December 31, 2008.

March 31, 2009	$211,655
March 31, 2010	67,607
March 31, 2011	37,052
Total:	$316,314

Factoring Agreement

On April 24, 2008, the Company entered into a Factoring Agreement (“Agreement”) with First Community Financial, a division of Pacific Western Bank (“First Community”) whereby First Community may purchase, from time to time, on a limited recourse basis such of the Company’s accounts now existing or hereafter created and arising out of the sale of goods or service by the Company. The factoring credit facility limit is $1,000,000 and amounts factored are subject to an interest rate of prime plus 2%. Security for the factoring credit facility is a first charge over all the assets of the Company. The Agreement shall remain in effect until October 16, 2008 and may be renewed for successive nine month periods.  At October 16, 2008 the Company decided not to renew the Factoring Agreement.

OEM Agreement

On June 30, 2008, the Company entered into an OEM Agreement (“Agreement”) with SensAble Technologies, Inc., a corporation under the laws of Delaware (“SensAble”) whereby the Company intends to integrate SensAble products and technology into the Company’s system. The Agreement provides the Company with the exclusive right to distribute certain SensAble products throughout the world for a period of twelve months from the date of the Agreement. The Company has the option and right to extend the initial twelve month exclusivity period for another twelve months. The term of the Agreement will be for two years and began on June 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended December 31, 2008 and 2007. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on July 15, 2008 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

Overview

We design, develop, manufacture and distribute cosmetic dentistry products.  Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we have developed a line of professional veneers as well as a family of teeth whitening products for both professional and “Over-The-Counter” (“OTC”) use, that are distributed in Europe, Asia and the United States. We manufacture many of our products in our facility in Deurle, Belgium as well as outsourced manufacturing in China. We distribute our products using both our own internal sales force and through the use of third party distributors.  As a result of this approach, in just four years we have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

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

As a result of the recent restructuring of the Company’s OTC business, the Company intends to focus solely on its full line of professional dental products for the professional market and its Glamsmile veneer product lines and continue to share an ownership interest in the OTC business.

For the quarter ending December 31, 2008, 96.48% of our revenue has been generated by our Belgian subsidiaries (Remedent N.V. and Sylphar N.V.); 1.15% by our U.S. entities and 2.37% by our Asian subsidiary.

Den-Mat Transaction

As previously disclosed on Form 10-Q for period ended September 30, 2008 filed with the Securities and Exchange Commission on November 19, 2008,  on August 24, 2008, we entered into a Distribution, License and Manufacturing Agreement with our wholly owned subsidiary, Remedent N.V., and Den-Mat Holdings, LLC, a Delaware limited liability company (“Den-Mat”), whereby we appointed Den-Mat to be the sole and exclusive distributor to market, license and sell certain products relating to our GlamSmile tray technology, including, but not limited to, our GlamSmile veneer products and other related veneer products (the “Products”), throughout the world, with the exception of Australia, Austria, Belgium, Brazil, France (including Dom-Tom), Germany, Italy, New Zealand, Oman, Poland, Qatar, Saudi Arabia, Singapore, Switzerland, Thailand, and United Arab Emirates (collectively the “Excluded Markets”) and the China Market.

Further, as a condition to the Den-Mat transaction, on August 24, 2008, we entered into a Rescission Agreement with Glamtech-USA, Inc., a Delaware corporation (“Glamtech”).  We had previously granted Glamtech the exclusive right to distribute our GlamSmile veneer products in the United States and Canada pursuant to an Exclusive Distribution Agreement, dated April 10, 2008, and in the United Kingdom pursuant to an Exclusive Distribution Agreement dated May 2008.  Concurrently, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of the two Glamtech shareholders (the “Holders”), for the purchase of all of Glamtech’s outstanding common stock in exchange for: (i) at the election of the Holders at any time within 6 months, to receive either, but not both, (a) an aggregate of one million (1,000,000) restricted shares of our common stock (the “Shares”), or (b) five (5) year warrants (the “Warrants”), valued by our Board of Directors at $1.48 per warrant, to purchase an aggregate of one million two hundred and forty-seven thousand two hundred and sixteen (1,247,216) restricted shares of our common stock at a exercise price of $1.30 per share (the “Warrant Shares”); and together with either the Shares or the Warrants, (ii) certain limited royalty payments allocated to sales in the United States, Canada, and the United Kingdom of the Products during the term of our Distribution Agreement with Den-Mat. As of December 31, 2008, the Shares were issued.

Restructuring Plan

On December 11, 2008, we completed a restructuring in the form of a  management-led buyout of 50% of our OTC retail business.  The buyout was led by Mr. List, our former director and Chief Executive Officer, with financing provided by Concordia Fund, B.V, a non-affiliated foreign investment fund (“Concordia”). Prior to the sale, our Board approved a restructuring plan and strategy for transferring our OTC business through a series of transactions involving subsidiary formations, contributions of subsidiary(ies) interests and sales of stock interests through subsidiary transactions, with particular emphasis focused on current OTC business operations conducted through our subsidiaries, both internationally and within the domestic U.S. (the “Plan”).

To effectuate the restructuring Plan we entered into the following series of related agreements:

•
On December 10, 2008, Remedent, Inc. entered into a Contribution Agreement with Sylphar USA, Inc., a newly incorporated Nevada corporation and wholly owned subsidiary of the Remedent, Inc. (“Sylphar USA”), pursuant to which Remedent, Inc. made a capital contribution of certain assets and liabilities relating to the OTC business which was valued at $460,568 to Sylphar USA in exchange for 460,568 shares of common stock, par value $1.00, of Sylphar USA.

•
On December 10, 2008, Remedent, Inc. entered into a Share Purchase Agreement with Remedent, N.V., a wholly owned subsidiary of Remedent, Inc. formed under the laws of Belgium (“Remedent N.V.”), pursuant to which Remedent, Inc. purchased a 99% ownership interest in Sylphar, N.V., a subsidiary of Remedent, Inc. formed under the laws of Belgium, from Remedent N.V.  As a result of such Purchase Agreement, Sylphar N.V. became a wholly owned subsidiary of Remedent, Inc. As consideration for the 99 shares (“Sylphar Shares”), Remedent, Inc. agreed to pay Remedent N.V.  €1,881,000, which was based on the valuations provided by an independent assessor, by executing an unsecured non-interest bearing promissory note (the “Promissory Note”) on behalf of Remedent N.V. for the principal amount of  €1,000,160 (the “Debt”) and having the remainder balance of €880,840 reflected on the existing intercompany account between Remedent N.V. and Remedent, Inc. In December 2008, we received €1,000,160 from Concordia which was used to repay the Debt.  As  previously agreed upon by Remedent N.V. and Remedent, Inc., the remaining balance of  €880,840 is  reflected on the existing intercompany account between Remedent N.V. and Remedent, Inc.

•
Then pursuant to a Deed of Contribution, Remedent, Inc. transferred all of its ownership interest in its OTC operating subsidiaries, consisting of Sylphar USA, Remedent Asia PTE, Sylphar N.V. (“OTC Subsidiaries”), into Remedent OTC B.V., a Dutch holding company and a wholly owned subsidiary of Remedent, Inc. (“Remedent OTC”) in exchange for €1,000,160 and an allocation and administer the balance of the aggregate value of the OTC Subsidiaries and the consideration as share premium in the books of Remedent, Inc.

•
Subsequent to the contribution of the OTC Subsidiaries to Remedent OTC, Remedent, Inc. sold fifty percent (50%) of its interest in Remedent OTC to Robin List, its  former Chief Executive Officer, President and Director, in exchange for 723,000 restricted shares of common stock of Remedent, Inc. held by Mr. List (“Exchanged Shares”), pursuant to a Share Purchase Agreement on December 10, 2008.  The Exchanged Shares were returned to treasury.  The Exchanged Shares were valued at $1.15 per share, based on the average of the 52 week high and low bid, for an aggregate value of $831,450.   As a result, Mr. List and Remedent, Inc. equally own 50% of Remedent OTC with Remedent, Inc. currently controlling Remedent OTC through its board representations pursuant to the terms of a certain Voting Agreement entered into by Remedent, Inc. and Mr. List concurrently with the Share Purchase Agreement.  The Voting Agreement provided that, Remedent, Inc. would initially have 2 board representation and Mr. List would will have 1 board representation.  However upon the occurrence of a “Triggering Event” (as defined in the Voting Agreement), Remedent, Inc. will have 1 board representation and Mr. List will have 2 board representations.

•
On December 11, 2008, Remedent, Inc. entered into an Investment and Shareholders’ Agreement with Remedent OTC, Concordia Fund V.C., a non-affiliated Dutch private equity fund (“Concordia”), Mr. List, Sylphar Holding, B.V., a Dutch holding company and wholly owned subsidiary of Remedent OTC (“Sylphar Holding”) and the OTC Subsidiaries pursuant to which Concordia agreed to purchase shares of Sylphar Holding from Remedent OTC representing a 12.5% ownership interest in Sylphar Holding for €1,000,000 and invest an additional €1,000,000 in Sylphar Holding for an additional 12.5% ownership interest in Sylphar Holding, representing an aggregate ownership interest of 25% in Sylphar Holding. Furthermore, Concordia was granted a call option exercisable from January 1, 2009 until December 31, 2010, unless otherwise extended to September 30, 2011 pursuant to the terms of such agreement, to purchase an additional 24% ownership interest in Sylphar Holding for €2,000,000 or any pro rata portion thereof.  The shares of Sylphar Holding are subject to certain drag along rights in the event there is an offer to purchase such shares. It was further agreed upon that the €1,000,000 received from Concordia would be used to pay off the Debt.  Such funds from Concordia were received and used to pay off the Debt in December 2008.

We believe that the total consideration for the sale of OTC business is approximately €4,654,736, which consists of (1) €1,000,000  in cash, (2)  €654,736  based on the exchange rate as of January 12, 2008 for the 723,000 restricted previously held by Mr. List (valued at $1.15 per share for an aggregate value of  $831,450), and (3) €3,000,000 which is the estimated value of the ownership interest of 50 % of the shares of Remedent OTC held by us.

As a result of the series of transactions related to the sale, we now own 50% of Remedent OTC with Mr. List owning the other 50%, and maintain control of Remedent OTC as a result of our current control of the board.  In addition, we now own  an  interest in Sylphar Holding through Remedent OTC’s 75% ownership interest in Sylphar Holding, which interest is subject to dilution of up to 24% upon exercise of a call option held by Concordia, who currently owns the remaining 25%.   As a result of the sale, all of the  OTC business previously directly operated by us is now operated and held by Sylphar Holding.  Although Mr. List resigned as our director and Chief Executive Officer, Mr. List remains involved in the key management of the OTC business.

The sale is consistent with our strategic plan to separate the OTC business from our professional business. With the restructuring and additional cash received from the sale of the OTC business, we intend to focus solely on our full line of professional dental products for the professional market and our Glamsmile veneer product lines. In addition, although we do not operate the OTC business directly, as a result of our  50% ownership interest in Remedent OTC, we continue to share an ownership interest in the OTC business.

Our Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. We believe that certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, inventory valuation, research and development costs, stock-based compensation, impairment of long-lived assets and conversion of foreign currencies.  These accounting policies are discussed in “ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, as well as in the notes to the March 31, 2008 consolidated financial statements and the notes to the interim financial statements for subsequent periods.

Results of Operations

The following table presents our consolidated statements of loss, as a percentage of sales, for the periods indicated.

	For the three months ended December 31,		For the nine months ended December 31,
	2008	2007	2008	2007

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	60.08%	58.20%	44.13%	58.23%
GROSS PROFIT	39.92%	41.80%	55.87%	41.77%
OPERATING EXPENSES
Research and development	1.07%	8.07%	1.99%	5.56%
Sales and marketing	18.84%	28.65%	21.55%	22.38%
General and administrative	26.19%	50.98%	32.65%	64.91%
Depreciation and amortization	3.46%	3.76%	3.93%	4.85%
TOTAL OPERATING EXPENSES	49.57%	91.46%	60.12%	97.70%
LOSS FROM OPERATIONS	(9.65)%	(49.66)%	(4.25)%	(55.93)%
Other income (expense)	60.96%	(0.35)%	(12.40)%	0.65%
INCOME (LOSS) BEFORE INCOME TAXES	51.31%	(50.01)%	(16.65)%	(55.28)%
NET INCOME (LOSS)	51.31%	(50.01)%	(16.65)%	(55.28)%

Net Sales

Net sales increased for the three months ended December 31, 2008 by $2,709,678 or 127%, to $4,842,628 as compared to $2,132,950 for the three months ended December 31, 2007. For the three months ended December 31, 2008, the increase in sales is primarily due to the increased sales of the GlamSmile Product Group.

For the nine months ended December 31, 2008, sales increased by  $6,795,287 or 152.6% to $11,249,186 as compared to $4,453,899 for the nine months ended December 31, 2007 primarily for the reasons discussed above for the three month period.

Cost of Sales

Cost of sales increased for the three months ended December 31, 2008 by $1,638,101, or 128.8% to $2,909,531 as compared to $1,271,430 for the three months ended December 31, 2007. However cost of sales, as a percentage of net sales, was approximately 60% in each of the three months ended December 31, 2007 and December 31, 2008. Cost of sales has increased because of increased sales of higher margin products and improved cost efficiencies.

We have re-organized our production process and have increased our in-house manufacturing resulting in lower costs than our previously outsourced third party manufacturing. We continue to closely monitor and look for new strategies to optimize and improve our current processes in order to decrease our costs.

For the nine months ended December 31, 2008, cost of sales increased by $2,340,902 or 89.2% from $2,623,506 for the nine months ended December 31, 2007 to $4,964,408 for the nine months ended December 31, 2008. This increase is directly associated with increased sales.  However, cost of sales as a percentage of net sales has decreased from 58.23% for the nine month period ended December 31, 2007 to 44.13% for the nine month period ended December 31, 2008 primarily for the same reasons discussed above for the three month period.

Gross Profit

Our gross profit increased by $1,071,577 or 124.4%, to $1,933,097 for the three month period ended December 31, 2008 as compared to $861,520 for the three month period ended December 31, 2007. Our gross profit as a percentage of sales was approximately 40% in each of the three months ended December 31, 2008 and 2007. The increase in gross profit is the result of the increased sales of higher margin products and the decrease in cost of sales as discussed above.

Our gross profit increased by $4,454,385 or 243%, to $6,284,778 for the nine month period ended December 31, 2008 as compared to $1,830,393 for the nine month period ended December 31, 2007. Our gross profit as a percentage of sales increased from 42% in the nine months ended December 31, 2007 to 56% for the nine months ended December 31, 2008.

Research and Development.

Research and development expenses decreased by $120,102 or 69.8%, to $52,006 for the three months ended December 31, 2008 as compared to $172,108 for the three months ended December 31, 2007.

For the nine months ended December 31, 2008, research and development expenses decreased by $23,286 or 9.4% to $224,379 as compared to $247,665 for the nine months ended December 31, 2007.  The principal reason for this decrease is that the majority of investments in relation to the development of new products took place during 2007. The release of these new products is scheduled for the six months.

Sales and Marketing Costs

Sales and marketing costs increased by $301,278, or 49.3%, to $912,422 for the three months ended December 31, 2008 as compared to $611,144 for the three months ended December 31, 2007. The increase is largely due to increased provisions for commissions in relation to our sales people and increased marketing costs to promote our products in new acquired markets in different countries.

For the nine months ended December 31, 2008, sales and marketing costs increased by $1,426,991 or 143.1% to $2,423,928 as compared to $996,937 for the nine months ended December 31, 2007.   The principal reasons for increased sales and marketing costs are as discussed above.

General and Administrative Costs

General and administrative costs for the three months ended December 31, 2008 and 2007 were $1,268,500 and $1,087,313, respectively, representing an increase of $181,187 or 16.7%. The increase in general and administrative costs as compared to the prior year is the result of our investments made to increase customer support concurrent with the launch of our GlamSmile veneers product line in both Europe and the US.

For the nine months ended December 31, 2008, general and administrative costs increased by $781,372, or 27%, to $3,672,536 as compared to $2,891,164 for the nine months ended December 31, 2007. The foregoing increase is the result of three month increase discussed above.

Depreciation and Amortization

Our depreciation and amortization expense increased from $80,157 to $167,399 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, an increase of 108.8%. The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity. This investment allowed us to streamline and improve production significantly with resultant increases in capacity and quality as well as decreased costs. Secondly, investments are being made in software and related hardware to bring the design of veneers to the next level which will allow the dentist to modify the design of the final product, gaining substantial time in the production process.

For the nine months ended December 31, 2008, depreciation and amortization costs increased $225,830 or 104.6% to $441,771 as compared to $215,941 for the nine months ended December 31, 2007. The foregoing increase is the result of three month increase discussed above.

Net Interest and Other Expenses

Net interest expense increased by $152,071 to $168,659 from $16,588 during the three months ended December 31, 2008 over the comparable three months ended December 31, 2007. The increase is mainly the result of our increased utilization of our bank credit facility.

For the nine months ended December 31, 2008, interest expense increased by $178,373 to $250,175 as compared to $71,802  for the nine months ended December 31, 2007. The main reason is the increased use of our available bank credit facility which occurred primarily because of investments made in light of the new agreement with Den-Mat which was finalized effective August 24, 2008. The investments are in order to support increasing demand for our veneer product and are specifically related to inventory and a new production facility.

During the three months ended December 31, 2008 we granted 3,738,379 warrants to purchase our common stock to Den-Mat.  The Company valued the warrants at $4,323,207, using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 131%; risk free interest rate of 3.07% and an average life of 5 years resulting in a value of $1.28 per option granted.  This was a non-cash expense.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at December 31, 2008 reflects cash and cash equivalents of $2,569,888 as compared to $1,728,281 as of March 31, 2008, an increase of $841,607.  Cash has increased significantly in the period ended December 31, 2008 largely as a result of cash received from Concordia in the amount of $2,782,000.

For the remainder of fiscal year 2009, we believe that, with our current cash and amounts to be received from our cash receivables,  we have sufficient working capital to satisfy our working capital requirements. We currently have a mixed-use line of credit of  €2,050,000.  As of December 31, 2008, we had in the aggregate $907,558 in advances outstanding under this mixed-use line of credit facility.  As it may be required, we intend to draw from our credit facility.

In addition, from time to time we may be required to raise capital to continue our current operations, reduce advances outstanding on our credit facilities, and to fund future growth.

Operations

Net cash used by operations decreased by $274,264 resulting in net cash being used by operations of $1,876,003 for the nine months ended December 31, 2008 as compared to net cash used by operations of $2,150,267 for the nine months ended December 31, 2007. The decrease in net cash used by operations for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 is attributable to several factors.  Net loss of $1,873,152 when offset by two significant non-cash items (1) the $4,323,207 value of the Den-Mat warrants; and (2) the $2,830,953 gain on the disposition of Sylphar, becomes a use of cash of $380,898.  The use of cash is further increased by an increase of (1) accounts receivable of $709,732 (versus a provision of cash for 2007 of $137,273); (2) inventories of $575,894 (versus a provision of cash of $4,043 for 2007); and (3) prepaids of $558,352 (versus a provision of cash for 2007 of $352,607.  Management has attributed the increased use of cash for accounts receivable, inventories and prepaids primarily somewhat to the slowdown in the general economy but primarily due to increased sales.

As of the date of this filing, there has been no indication of a trend of increased doubtful accounts or slower payments.  As a result, at this time, we do not anticipate increased reserves.

Investing Activities

Net cash used in investing activities totaled $455,694 for the nine months ended December 31, 2008 as compared to net cash used in investing activities of $852,193 for the nine months ended December 31, 2007. Cash used in investing activities in the nine months ended December 31, 2008 was mainly for equipment to be used in the production process of veneers,  additional hardware equipment in relation to support our GlamSmile product line in combination with our new designed software, enabling the dentist to interfere in the production process, investments made for moldings concerning the GlamSmile product group and moldings for new OTC products.

Financing Activities

Net cash provided by financing activities totaled $2,954,967 for the nine months ended December 31, 2008 as compared to net cash provided in financing activities of $5,044,277 for the nine months ended December 31, 2007.Net cash provided from financing activities in the nine month period ended December 31, 2007 was higher than in the nine months ended December 31, 2008 primarily because of the $2,782,000 in net cash received on the sale of Sylphar N.V. and an increase in the use of the Company’s line of credit of $127,840.  There have been no changes to our line of credit as noted in Note 14 to the interim financial statements herein.

During the nine months ended December 31, 2008 we recognized an increase in cash and cash equivalents of $218,337 (2007 – $152,245) as a result of the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs.
Month 1 (October 1, 2008- October 31, 2008)	0		0	0	Not Applicable
Month 2 (November 1, 2008- November 30, 2008)	0		0	0	Not Applicable
Month 3 (December 1, 2008-December 31, 2008	723,000	(1)	$1.15	0	Not Applicable
Total	723,000		$1.15	0	Not Applicable

(1)
In connection with the restructuring Plan, on December 11, 2008, subsequent to the contribution of the OTC Subsidiaries to Remedent OTC,  the Company sold fifty percent (50%) of its interest in Remedent OTC to Robin List, a  former Chief Executive Officer, President and Director of the Company, in exchange for 723,000 restricted shares of common stock of the Company held by Mr. List (“Exchanged Shares”), pursuant to a Share Purchase Agreement on December 10, 2008.  The Exchanged Shares were valued at $1.15 per share, based on the average of the 52 week high and low bid, for an aggregate value of $831,450.   The Exchanged Shares are currently held as treasury stock of the Company.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

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

10.1	Distribution, License and Manufacturing Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC (7)
10.2	Form of Registration Rights Agreement dated August 24, 2008 between Remedent, Inc. and Den-Mat Holdings, LLC (7)
10.3	Rescission Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Glamtech-USA, Inc. (7)
10.4	Distribution Agreement, dated June 30, 2008, by and between Remedent, Inc. and SensAble Technologies, Inc. (8)
10.5	Contribution Agreement dated December 10, 2008, by and between Remedent, Inc., and Sylphar USA, Inc.(9)
10.6	Share Purchase Agreement , dated December 10, 2008 between Remedent, Inc. and Robin List (Remedent OTC B.V.)(9)
10.7	Deed of Contribution of Remedent OTC B.V. effective December 10, 2008 (9)
10.8	Share Purchase Agreement, dated December 10, 2008, by and between Remedent, Inc. and Remedent N.V. (Sylphar N.V.) (9)
10.9	Investment and Shareholders’ Agreement, dated December 11, 2008, between Remedent OTC, B.V., Concordia Fund, B.V., Remedent, Inc., Robin List, Sylphar Holding B.V., and the Existing Subsidiaries (9)
10.10	Promissory Note dated December 10, 2008 (9)
10.11	Voting Agreement, dated December 10, 2008 (9)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.
(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.
(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.
(4)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.
(5)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.
(6)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.
(7)	Incorporated by reference from Form 8-K filed with the SEC on August 28, 2008.
(8)	Incorporated by reference from Form 8-K filed with the SEC on July 7, 2008.
(9)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Date: February 23, 2009	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer

Date: February 23, 2009	By:	/s/ Stephen Ross
Name: Stephen Ross
Title: Chief Financial Officer