Form 10-K
period 2009-03-31
REMEDENT, INC.
filed 2009-06-29
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2008, was $18,492,731.25.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of June 25, 2009 was 19,995,969.

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10-K INDEX

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) for Remedent, Inc. (“Remedent” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.

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

PART I

ITEM 1 — BUSINESS

Introduction

We specialize in the research, development, and manufacturing of oral care and cosmetic dentistry products.  We are one of the leading manufacturers of cosmetic dentistry products in Europe.  Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we design, develop, manufacture and distribute our cosmetic dentistry products, including a full line of professional dental products that are distributed in Europe, Asia and the United States.  We manufacture many of our products at our facility in Deurle, Belgium as well as outsourced manufacturing in China.  We distribute our products using both our own internal sales force and through the use of third party distributors.

Development of Business

We were originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc.  In October 1998, we were acquired by Resort World Enterprises, Inc., a Nevada corporation in a share exchange, and we immediately changed our name to Remedent USA, Inc. and later to Remedent, Inc.  Until recently, we targeted our dental products to the professional dental market and the over-the-counter (OTC) retail business.  In the latter part of 2008, our Board of Directors approved a strategic plan to separate our OTC business from our professional business, allowing us to focus on the development, marketing and distribution of our products for the professional dental market.  In December 2008, we completed a restructuring in the form of a management-led buyout of 50% of our OTC retail business (2008 Restructuring”).  The buyout was led by Mr. Robin List, our former director and Chief Executive Officer, with financing provided by a non-affiliated foreign investment fund.  In connection with the strategic plan, we effected our OTC restructuring through a series of transactions involving subsidiary formations, contributions of subsidiary(ies) interests and sales of stock interests through subsidiary transactions.

As a result of the series of transactions related to the sale, we now own 50% of our subsidiary, Remedent OTC BV, a Dutch corporation (“Remedent OTC”) with Mr. List owning the other 50%, and maintain control of Remedent OTC as a result of our current control of the board.  In addition, we now own an interest in Sylphar Holding, BV, a Dutch holding company and subsidiary of Remedent OTC (“Sylphar Holding”), which owns and holds the OTC operating subsidiaries, through Remedent OTC’s 75% ownership interest in Sylphar Holding, which interest is subject to dilution of up to 24% upon exercise of a call option held by Concordia Fund B.V. (“Concordia”), who currently owns the remaining 25%.  As a result of the sale, all of the OTC business previously directly operated by us is now operated and held by Sylphar Holding.

We have the following wholly owned subsidiaries:  (1) Remedent N.V., a Belgium corporation; (2) Remedent Professional Holdings, Inc., a California corporation; (3) Remedent Professional, Inc., a California corporation (a subsidiary of Remedent Professional Holdings, Inc.), and (4) Glamtech-USA, Inc., a Delaware corporation.  In addition, we have a 50% ownership interest in Remedent OTC, and thereby have a partial ownership interest in the following wholly owned subsidiaries of Sylphar Holding: (i) Sylphar N.V., a Belgium corporation; (ii) Sylphar USA, Inc., a Nevada corporation; and (iii) Remedent Asia Pte Ltd, a Singapore company.

Past Product Development

We have been a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail OTC tooth whitening products which are distributed in Europe,  in Asia and the United States.  We distribute our products using both our own internal sales force and through the use of third party distributors.  Until recently, our products were generally classified into the following categories: professional dental products and OTC tooth whitening products. Our OTC division included products targeted for retail such as iWhite, Cleverwhite and Remesense.  However as a result of the 2008 Restructuring and sale, all of our prior OTC operations, including  the marketing and distribution of the OTC products are being conducted by Sylphar Holding and its wholly owned subsidiaries.

Prior to the launch of our Glamsmile TM products and FirstFitTM System our professional products for our professional dental segment consisted of the following:

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

Remewhite Home Maintenance Kit.  In 2004, the RemeWhite Home Maintenance Kit was introduced and sold by dentists to their patients, featuring 16 pre-filled trays with a level of whitening agent safe for home use yet stronger than most OTC products.

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

RemeCure. The RemeCure plasma curing light uses plasma arc technology instead of LED  and laser technology which provides high-energy power over the complete spectrum.  This allows RemeCure plasma curing light to be used in various applications such as: (1) curing dental composite materials in only seconds; and (2) for single appointment, in-office whitening in less than forty minutes.

Current Professional Dental Product and Business Strategy

GlamSmile

In connection with the 2008 Restructuring, we shifted our focus to professional products targeted for the professional sector. Our key product in the professional oral care and cosmetic dentistry product is GlamSmile™ veneers.  In the fall of 2006, we launched our proprietary veneer technology, GlamSmile.  Cosmetic dentistry is a rapidly growing segment of dental practices within the United States and Europe, with increasing demand for veneers and bonding procedures.  Our GlamSmile veneers are ultra thin claddings made from a mixture of a hybrid composite and porcelain materials which are attached to the front of the patient’s teeth.  Because GlamSmile veneers are so thin, the dentist does not need to remove healthy tooth structure leaving the patient’s healthy tooth structure intact results in several important benefits:

•	no local anesthesia is required to prepare the teeth;

•	reduced (if any) tooth sensitivity post-procedure; and

•	the process is reversible.

[smile.jpg]

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

In the fall of 2006, we opened our initial GlamSmile Lab in Ghent.  As a temporary solution, the lab was integrated at the same address as the office of Evelyne Jacquemyns, a dentist in Ghent who is a related person to Guy De Vreese, our Chairman and CEO.  It was agreed that we could use the office of Ms.  Jacquemyns from time to time for demonstration purposes in relation to our GlamSmile veneers, at no cost.  At current, we are in negotiations to finalize renting a larger location at the same address of the current dental practice, where the initial GlamSmile Lab will be moved.  We incurred $63,835 in cost related to the build out of the initial GlamSmile Lab.  Additional investments are planned to support the growth of sales of our GlamSmile veneers.

The GlamSmile veneers were previously only offered in Europe but pursuant to our distribution agreement with Den-Mat during 2008, we have begin to market the GlamSmile product in the United States and throughout the world with the exception of certain excluded territories as further described under “Distribution.”

On June 30, 2008, we entered into an OEM Agreement (“Agreement”) with SensAble Technologies, Inc., a corporation under the laws of Delaware (“SensAble”) pursuant to which we intend to integrate SensAble products and technology into our system.  The Agreement provides the Company with the exclusive right to distribute certain SensAble products throughout the world for a period of twelve months from the date of the Agreement.  We have the option and right to extend the initial twelve month exclusivity period for another twelve months.  The term of the Agreement is for two years and began on June 30, 2008.

First-Fit System

In June 2009, the Company introduced FirstFit™, a proprietary, patent-pending system for the creation and placement of dental bridges and crowns.  The FirstFit system requires no temporary placements, creates less mouth trauma and takes fewer office visits to complete. With economic benefits for both patients and dentists, the new technology addresses an expanding U.S. market for dental crowns and bridges, and has the potential to change the way modern dentistry is practiced.

The Company’s method and computer aided design (“CAD”) process requires no temporary placements like traditional methods. That unique feature plus other elements of the design results in less mouth trauma and fewer office visits to complete. With economic benefits for both patients and dentists, the new technology addresses an expanding global market for all dental restorations at retail, while promising to change the way dentistry is practiced today. Similar to Company’s increasingly popular GlamSmile process for dental veneers (now marketed in the US as LUMINEERS® by Den-Mat), the FirstFit system involves a simple creation and precision-guided installation process made possible by Remedent’s new proprietary computerized dental laboratory workstation.

FirstFit reduces the typical 10-step process by more than half, decreases typical office visits from four to two, and requires only one dental impression versus two. Using a standard dental impression, no investment in equipment or significant additional training is required by the dentist. All production is done offsite by highly-trained dental technicians at an authorized Company facility.

To create a bridge or crown, the dentist simply ships a single patient dental impression to a regional Company dental laboratory where it is digitally scanned into the Company’s FirstFit CAD/CAM 3D modeling program. This state-of-the-art system replaces the traditional, hand-crafted wax model methods, and allows technicians to work faster and more intuitively to produce dental crowns or bridges with exceptional quality and precision.

A complete turn-key installation kit is returned to the dentist containing a customized preparation guide and drilling template overlay. Even the necessary drill burs are included to virtually eliminate all guesswork and ensure the highest quality placement. This highly-efficient process reduces the time required to install a typical crown or bridge by at least one hour, which is quite significant given that an average dentist performs 1-3 crowns per day.

FirstFit offers a number of unique benefits to patients as well as the dentist when compared to traditional methods. Since no temporary crown or bridge is required, only the final installation session requires anesthesia. This makes the process substantially less painful and time consuming to the patient, reduces a number of risks, like potential infections and error, while offering significant cost savings. For the dentist, the reduction in patient hours and more precise placement translates into higher revenues per chair hour, fewer complications, and better results for their patients.

Developed by our dental research laboratories in Deurle, Belgium, we plan to offer FirstFit on a worldwide basis, directly and through exclusive distributors, beginning September 2009.

Distribution

Our strategy has been to focus on product development and marketing and to rely on our distributor network assisted by our internally developed marketing programs for servicing our customers in our target market.

Starting in Belgium and the Netherlands, our products have been introduced utilizing our Distributor Assisted Marketing programs.  We implement our program by first identifying an established dealer in each market with a well developed sales force familiar with sales of capital equipment to the professional dentist community.  Second, we develop aggressive lead generation programs and other marketing techniques which served as a blue print for the dealers to implement.  The combination of a well-trained dealer force and dealer-assisted marketing and lead generation programs has proven to be far more effective than utilizing a direct sales approach, which is much slower and more costly to establish.  This process has been repeated for both the professional dentist and retail, over the counter markets in each country.  As a result of this approach, we have been able to establish dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

Consistent with our strategic dealer-assisted marketing approach, on August 24, 2008, we entered into a distribution agreement Den-Mat (“Distribution Agreement”).  Under the terms of the Distribution Agreement, we appointed Den-Mat to be the sole and exclusive distributor to market, license and sell certain products relating to our  GlamSmile tray technology, including, but not limited to, our GlamSmile veneer products and other related veneer products (the “Products”), throughout the world, with the exception of Australia, Austria, Belgium, Brazil, France (including all French overseas territories “Dom-Tom”), Germany, Italy, New Zealand, Oman, Poland, Qatar, Saudi Arabia, Singapore, Switzerland, Thailand, and United Arab Emirates (collectively the “Excluded Markets”) and the China Market; and granted Den-Mat a sole and exclusive, transferable and sublicensable right and license to use all intellectual property related to the Products throughout specified territory, as well as certain rights in the excluded markets and rights in future intellectual property.  Such rights include the right to manufacture the Products upon payment of royalties for the initial three year guaranty period (“Guaranty Period”).  Upon the expiration of the Guaranty Period, as detailed in the Distribution Agreement, the sole and exclusive distribution rights and licenses granted under the Agreement automatically become non-exclusive distribution rights and licenses, and all rights to use the “GlamSmile” name and mark shall cease unless the Guaranty Period is extended by Den-Mat under the terms of the Distribution Agreement.  Upon termination of the Distribution Agreement, all of Den-Mat’s rights in our intellectual property, including the right to manufacture the Products will terminate.

As consideration for such distribution, licensing and manufacturing rights, Den-Mat agreed to pay us: (i) an initial payment of $2,425,000 (received in the period ended September 30, 2008); (ii) a payment of $250,000 for each of the first three contract periods in the initial Guaranty Period, subject to certain terms and conditions; (iii) certain periodic payments as additional paid-up royalties in the aggregate amount of $500,000; (iv) a payment of $1,000,000 promptly after Den-Mat manufactures a limited quantity of Products at a facility owned or leased by Den-Mat; (v) a payment of $1,000,000 promptly upon completion of certain training of Den-Mat’s personnel; (vi) a payment of $ 1,000,000 upon the first to occur of (a) February 1, 2009 of (b) the date thirty (30) days after den-Mat sells GlamSmile Products incorporating twenty thousand (20,000) Units/Teeth to customers regardless of whether Den-Mat has manufactured such Units/Teeth in a Den-Mat facility or has purchased such Units/Teeth from us; (vii) certain milestone payments; and (viii) certain royalty payments.  Further, as consideration for Den-Mat’s obligations under the Distribution Agreement, we agreed to, among other things: (i) issue to Den-Mat or an entity to be designated by Den-Mat, warrants to purchase up to 3,378,379 shares of our common stock, par value $0.001 per share (the “Warrant Shares”) at an exercise price of $1.48 per share, exercisable for a period of five years (issued in the period ended September 30, 2008); (ii) execute and deliver to Den-Mat a registration rights agreement covering the registration of the Warrant Shares; and (iii) cause our Chairman of the Board, Guy De Vreese, to execute and deliver to Den-Mat a non-competition agreement.

In connection with the distribution agreement with Den-Mat, we purchased all of the outstanding capital stock of Glamtech from the two shareholders of Glamtech, in exchange for the rescission of the previously existing distribution agreements with Glamtech, certain limited royalty payments allocated to sales of the specified veneer products in the United States, Canada and the United Kingdom during the term of the agreement with Den-Mat, and an aggregate of one million (1,000,000) restricted shares of the our common stock.  The primary assets of Glamtech were those certain distribution agreements which granted Glamtech the exclusive right to distribute the relevant veneer products in the United States, Canada and the United Kingdom.

On June 3, 2009, we entered into an Amended and Restated Distribution, License and Manufacturing Agreement (“Amended Agreement”) with Den-Mat, pursuant to which certain provisions of the Distribution Agreement discussed above were amended and restated.  Under the terms of the Distribution and Amended Agreements, Den-Mat is appointed to be the sole and exclusive distributor to market, license and sell certain products relating to the Company’s GlamSmile tray technology, including, but not limited to, its GlamSmile veneer products and other related veneer products (the “Products”), throughout the world, with the exception of Australia, Austria, Belgium, Brazil, France (including Dom-Tom), Germany, Italy, New Zealand, Oman, Poland, Qatar, Saudi Arabia, Singapore, Switzerland, Thailand, and United Arab Emirates (collectively the “Excluded Markets”) and the China Market (the “Territory”).  The Amended Agreement modifies and clarifies certain terms and provisions which among other things includes: (1) the expansion of the list of Excluded Markets to include Spain, Japan, Portugal, South Korea and South Africa for a period of time; (2) clarification that Den-Mat’s distribution and license rights are non-exclusive to market, sell and distribute the Products directly to consumers through retail locations (“B2C Market”) in the Territory and an undertaking to form a separate subsidiary to and to issue warrants to Den-Mat in the subsidiary in the event that the Company decides to commercially exploit the B2C Market in North America after January 1, 2010; (3) subject to certain exceptions, a commitment from the Company to use Den-Mat as its supplier to purchase all of its, and its licensee’s, GlamSmile products in the B2C Market from Den-Mat, with reciprocal commitment from Den-Mat to sell such products; (4) modification of certain defined terms such as “Guaranty Period,” “Exclusivity Period” and addition of the term “Contract Period”; and (5) acknowledgment that the Guaranty Period has commenced as of April 1, 2009,  all as such terms are more specifically detailed in the Amended Agreement.  More specifically, under the Amended Agreement, the “Guaranty Period” (as defined therein) is no longer a three year period but has been changed to the first three “Contract Periods”.  The first Contract Period commences on the first day of the Guaranty Period (which the Parties agreed has commenced as of April 1, 2009), and continues for fifteen (15) months or such longer period that would be necessary in order for Den-Mat to purchase a certain minimum number of Units/Teeth as agreed upon in the Amended Agreement (“Minimum Purchase Requirement”) in the event that our manufacturing capacity falls below a certain threshold.  The second and each subsequent GlamSmile Contract Period begins on the next day following the end of the preceding “Contract Period” and continues until for twelve (12) or such longer period that would be necessary in order for Den-Mat to meet its Minimum Purchase Requirement in the event that our manufacturing capacity falls below a certain threshold.

On June 3, 2009, we entered into the First Fit-Crown Distribution and  License Agreement (the “First Fit Distribution Agreement”) with Den-Mat.  Under the terms of the First Fit Distribution Agreement, we appointed Den-Mat to be the its sole and exclusive distributor to market, license and sell certain products relating to our proprietary First Fit technology (the “First Fit Products”), in the United States, Canada and Mexico (the “First Fit Territory”).  In connection therewith, we also granted Den-Mat certain non-exclusive rights to manufacture and produce the First Fit Products in the First-Fit Territory; and a sole and exclusive transferable and sublicensable right and license to use our  intellectual property rights relating to the First Fit Products to perform its obligations as a distributor (provided we  retain the right to use and license related intellectual property in connection with the manufacture of the First Fit Products for sale outside of the  First Fit Territory), as the terms and transactions are further detailed in the First Fit Distribution Agreement.  The consummation of the transactions described herein and contemplated in the First Fit Distribution Agreement are subject to certain closing conditions which includes, in addition to customary closing conditions: the completion of Den-Mat’s due diligence with respect to the First Fit Products to its satisfaction; execution and delivery of  Non-Competition Agreements by Guy De Vreese and Evelyne Jacquemyns; and the delivery of the Development Payment and first installment of the License Payment (the “Development Payment” and License Payment” are defined below).  Under the First Fit Distribution Agreement, we granted such distribution rights, licensing rights and manufacturing rights, in consideration for the following:  (i) a non-refundable development fee of Four Hundred Thousand Dollars ($400,000) (the “Development Payment”) payable in two installments as follows: (a) Fifty Thousand Dollars ($50,000) within seven (7) days after the effective date of the First Fit Distribution Agreement (the “Effective Date”), and (b) Three Hundred Fifty Thousand Dollars ($350,000) within twenty one (21) days after the Effective Date; (ii) a non-refundable license fee of Six Hundred Thousand Dollars ($600,000) payable in three (3) equal installments of $200,000 each, with the first installment payable on the closing date contemplated in the First Fit Distribution Agreement (the “Closing Date”), and with the second and third installments payable on the 30th and 60th day, respectively, after the Closing Date; (iii) certain royalty payments based on the sales of the First Fit Products by Den-Mat or its sublicensees; and (iv) certain minimum royalty payment to maintain exclusivity, as such  terms are more particularly described in the First Fit Distribution Agreement.

Den-Mat’s rights as an exclusive distributor and licensee continue at least through the first Contract Period (which is defined below) and continues until the termination of the First Fit Distribution Agreement.  Den-Mat’s exclusivity ends at the end of any Contract Period in which Den-Mat fails to make certain minimum royalty payments.  In the event that such exclusivity is terminated, Den-Mat has the option to either terminate the First Fit Distribution Agreement upon ninety (90) days written notice, or become a non-exclusive distributor and licensee, in which event Den-Mat’s obligation to pay certain agreed upon royalties would continue.  “Contract Period”  means the following periods: (A) the first eighteen (18) months beginning on the first day of the month following the month in which the Closing occurs, provided that if Den-Mat is not fully operational within sixty (60) days after the Closing Date, the first Contract Period will be extended by one day for each day after the 60th day until Den-Mat becomes fully operational; (B) the subsequent twelve (12) months; and (C) each subsequent twelve (12) month period thereafter, in each case during which the First Fit Distribution Agreement is in effect.

Locations

We lease our 26,915 square feet office and warehouse facility in Deurle, Belgium.  Our operations take place primarily at our office space and warehouse in Deurle, Belgium.  We also lease a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business.

Manufacturing

Prior to 2003, all of the manufacturing related to our dental products were conducted through third party manufacturers under our supervision thereby minimizing demands on capital resources.  Beginning in 2003, parts of the manufacturing and the majority of the final assembly of our products were brought in-house, thereby improving control over product quality while significantly reducing product costs.  These efforts were expanded significantly during the fiscal year ended March 31, 2006, in particular with regard to the expansion of in-house manufacturing capabilities for our gel products and foam strips.  In December 2005, our manufacturing facility became ISO 9001:2000 certified and ISO 13485:2003 certified which includes the certification for the manufacture of medical devices.

Research and Development

Our research and development expenses decreased $84,306 to $248,652 for the year ended March 31, 2009 as compared to $332,958 for the year ended March 31, 2008, a decrease of 25.3%.  Our current levels of research and development expenditures are reflective of an average year.  In 2008 we were able to bring some products to the production phase and as a result were able to begin investing in new projects.  Research and development expenditures have decreased because most of the investment in the development of new products occurred in 2007.  The release of these new products is scheduled for the balance of 2009.

Intellectual Property

In October 2004, we acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to the MetaTray® kit.  Pursuant to the terms of the license agreement, we were granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. We are amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $29,500 of accumulated amortization for this patent as of March 31, 2009. We will accrue this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of March 31, 2009.

In September 2004, we entered into an agreement with Lident N.V. (“Lident”), a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license an international patent (excluding the US) and worldwide manufacturing and distribution rights for a potential new product which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with us. The patent is an Italian patent which relates to a single use universal applicator for dental pastes, salves, creams, powders, liquids and other substances where manual application could be relevant. We have filed to have the patent approved throughout Europe. The agreement required us to advance to the inventors through Lident a fully refundable deposit of €100,000 subject to the our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, would be assigned to us for additional consideration to the inventors of €100,000 and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit would be repaid in full by Lident. The consideration we had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident would not have profited from the exercise of the option. Furthermore, at a meeting of our Board of Directors on July 13, 2005, the Board accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to us in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property. Consequently, when we exercises the option, all future payments, other than the reimbursement of costs would be paid directly to the original inventors and not to Lident.

On December 12, 2005, we exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon our first shipment of a product covered by the patent.

As of March 31, 2009 we have not yet received the final Product. The patent is being amortized over five (5) years and accordingly, we have recorded $79,240 of accumulated amortization for this patent as of March 31, 2009.

We have filed two patent applications in the European Union, United States and Australia related to the GlamSmile product.  We currently are in the process of preparing  trademark application and have a pending patent application for FirstFit.  We also have ongoing research and development efforts to improve and expand our current technology and to develop new dental products.  We intend to continue to apply for patents when we believe it is in our interest to do so and as advised by patent counsel.  We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business.  Certain of our key employees and consultants are required to enter into confidentiality and/or non-competition agreements to protect our confidential information.

Major Customers

For the year ended March 31, 2009 we had one customer that accounted for 45% of total revenues.  For the year ended March 31, 2008, we had one customer whose sales accounted for 16% of total revenue.

Competition

International markets including Europe, Asia and Latin America have followed the United States’ lead in expanding offerings in the areas of teeth whitening.  Leading the way in both the professional dentist segment has been United States based companies seeking to expand their distribution.  Impeding these efforts has been the inability of many of these companies to fully understand the differences from both a distribution and a regulatory standpoint that apply in each of the European and Asian markets.  Notwithstanding the formation of the European Union and its efforts to standardize regulatory and business practices throughout Europe, these practices in reality vary widely from country to country.

Competition in the professional dentistry product lines comes primarily from the larger United States based competitors including Brite-Smile, Rembrandt (now a subsidiary of Gillette Company, Inc.), Discuss Dental, Inc. and Zoom.  All of these companies offer light and whitening solutions to the professional dentist community.  Despite our competition’s advantage with respect to size, resources and name recognition, we have continued to maintain market share in this highly competitive segment for the following reasons:

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

We believe that the GlamSmile products will not require a 510(k) submission because the products fall within an exemption under the 510(k) regulation.

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

Employees

We currently retain 21 full-time employees in Belgium.  We currently have one employee, Mr. Stephen Ross, our Chief Financial Officer, located in the United States.  Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Accounting Officer.  We entered into an employment agreement with Roger Leddington on August 15, 2007, appointing Mr. Leddington as Senior Vice President and Head of U.S. Marketing.  This agreement was subsequently terminated in the beginning of May 2008, when Mr. Leddington resigned and in connection with the Glamtech distribution agreement and accepted the position as Glamtech’s president.

ITEM 1A — RISK FACTORS

RISK FACTORS

Investment in our common stock involves risk.  You should carefully consider the risks we describe below before deciding to invest.  The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment.  In assessing these risks, you should also refer to the other information included in this Annual Report, including our consolidated financial statements and the accompanying notes.  You should pay particular attention to the fact that we are a holding company with substantial operations in Belgium and are subject to legal and regulatory environments that in many respects differ from that of the United States.  Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen.  This discussion contains forward-looking statements.

Risks Relating To Our Business

We have a history of losses and we could suffer losses in the future.

With the exception of a small profit of $16,149 on revenue of $5,234,855 for the fiscal year ended March 31, 2004, we have had a history of substantial losses.  Our losses were $1,963,806 on revenue of $733,853 for the fiscal year ended March 31, 2002; $1,006,374 on revenue of $1,969,144 for the fiscal year ended March 31, 2003; $103,428 on revenues of $7,072,300 for the fiscal year ended March 31, 2005; $3,887,302 on revenues of $7,393,948 for the year ended March 31, 2006;  $1,496,049 on revenues of $6,676,365 for the fiscal year ended March 31, 2007; $3,115,513 on revenues of $7,482,261 for the fiscal year ended March 31, 2008 and $2,952,915 on revenues of $14,639,541 for the year ended March 31, 2009.

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

On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank (“Fortis Bank”), for €1,070,000 (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V.  The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary.  Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit.  On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000.  On March 13, 2006, the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit.  The Facility was further amended September 1, 2006, to decrease the mixed-use line of credit to €2,050,000.  The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent N.V. and/or Sylphar N.V.  Each line of credit carries its own interest rates and fees as provided in the Facility. As of March 31, 2009 and March 31, 2008, there were $660,200 and $779,718 in advances outstanding, respectively, under this mixed-use line of credit facility.  Although we are current in our obligations under this Facility, in the event of a default under this Facility we may lose our assets.

We may not have access to capital in the future as a result of disruptions in capital and credit markets.

Although we currently have additional credit available under our Facility with Fortis Bank, we may not be able to access our funds in the future.  Our access to the funds under our current credit facility with Fortis Bank is dependent on the ability of the financial institution that is party to the facility to meet its funding commitments. Fortis Bank may not be able to meet its funding commitments if it experiences shortages of capital and liquidity or if it experiences excessive volumes of borrowing requests within a short period of time. Moreover, longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could affect adversely our access to the liquidity needed for our business in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. The disruptions in the capital and credit markets have also resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities. The continuation of these disruptions would increase our interest expense and capital costs and could affect adversely our results of operations and financial position including our ability to grow our business through acquisitions.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to introduce new products, further develop our existing products, increase awareness of our brand names and expand our operating and management infrastructure as we grow sales in Europe, Asia and South America and  launch sales and distribution activities in the United States.  We may use capital more rapidly than currently anticipated and incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs.  We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our results of operations may be adversely impacted by currency fluctuations.

We currently have operations in Belgium and distributors in Europe, the Middle East, South America and Asia.  A significant portion of our revenue is in currencies other than United States dollars, primarily in Euros.  Because our financial statements are reported in United States dollars, fluctuations in Euros against the United States dollar may cause us to recognize foreign currency transaction gains and losses, which may be material to our operations and impact our reported financial condition and results of operations.  During the years ended March 31, 2009 and March 31, 2008, we recognized an increase/(decrease) in cash and cash equivalents of $174,196 and $(66,463), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Substantially all of our assets and our operations are located outside of the United States, a significant number of sales  are generated outside of the United States subjecting us to risks associated with international operations.

Our operations are primarily in Belgium and 43% of our sales for the fiscal year end March 31, 2009 were generated from customers outside of the United States, compared to 79% of our sales for the fiscal year ended March 31, 2008. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

In addition, our research and development expenses for the year ended March 31, 2009 were $248,652 compared to $332,958 for the year ended March 31, 2008, which is a decrease of $84,306, or 25.32%, over the prior fiscal year.   The principal reason for this decrease is that the majority of investments in relation to the development of new products took place during 2007.

We are economically sensitive to general economic conditions, including continued weakening of the economy, therefore the sale of our products could be adversely affected.

Our industry is sensitive to recessions in the general economy and future economic outlook. Our results may be dependent on a number of factors impacting consumer spending, including general economic and business conditions; and consumer confidence. The demand for our dental products may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business.

An unsuccessful material strategic transaction or relationship could result in operating difficulties and other harmful consequences to our business.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.   From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business.

Our products may be subject to government regulation and failure to comply with applicable regulations could result in fines, suspensions, seizure actions, product recalls, injunctions and criminal prosecutions.

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

We have received approval from the FDA to market our RemeCure dental curing lamp in the United States.  We submitted our application for approval on FDA Form 510(k) on October 30, 2002 and received FDA approval for this product on January 9, 2003.  None of our other products have FDA approval for marketing in the United States.  However, we believe that our products, including for example, GlamSmile, do not require a 510(k) submission because the products fall within an exemption under the 510(k) regulation.

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

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls.  We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.  If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business.

Our international sales are principally comprised of sales through independent distributors, although we sell products in certain European countries through direct sales representatives.  A significant amount of our sales may consist of sales through distributors.  The loss of a substantial number of our distributors or a substantial reduction in, cancellation of or change in the size or timing of orders from our current distributors could harm our business, financial condition and results of operations.  The loss of a key distributor would affect our operating results due to the potential length of time that might be required to locate and qualify a new distributor or to retain direct sales representatives for the territory.

We do not have long term commitments from our suppliers and manufacturers.

We may experience shortages of supplies and inventory because we do not have long-term agreements with our suppliers or manufacturers.  Our success is dependent on our ability to provide our customers with our products.  Although we manufacture most of our products, we are dependent on our suppliers for component parts which are necessary for our manufacturing operations.  In addition, certain of our present and future products and product components are (or will be) manufactured by third party manufacturers.  Since we have no long-term contracts or other contractual assurances with these manufacturers for continued supply, pricing or access to component parts, no assurance can be given that such manufacturers will continue to supply us with adequate quantities of products at acceptable levels of quality and price.  While we believe that we have good relationships with our suppliers and our manufacturers, if we are unable to extend or secure manufacturing services or to obtain component parts or finished products from one or more manufacturers on a timely basis and on acceptable terms, our results of operations could be adversely affected.

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a highly competitive environment.  In addition, the competition in the market for teeth whitening and cosmetic dental products and services may intensify as we enter into the United States market.  There are numerous well-established companies and smaller entrepreneurial companies based in the United States with significant resources who are developing and marketing products and services that will compete with our products.  In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources.  These resources may make it difficult for us to compete with them in the development and marketing of our products, which could harm our business.

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

Our success will depend in large part on our ability to successfully market our line of products and our ability to receive all regulatory approvals.  Although we intend to differentiate our products from our competitors by targeting different channels of distribution, no assurances can be given that we will be able to successfully market our products or achieve consumer acceptance.  Moreover, failure to successfully develop, manufacture and commercialize our products on a timely and cost-effective basis will have a material adverse effect on our ability to compete in our targeted market segments.  In addition, medical and dental insurance policies generally do not cover teeth whitening or other cosmetic dental procedures, including our products, which may have an adverse impact upon the market acceptance of our products.

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

We have been experiencing significant growth in the scope of our operations and the number of our employees.  This growth has placed significant demands on our management as well as our financial and operational resources.  In order to achieve our business objectives, we anticipate that we will need to continue to grow.  If this growth occurs, it will continue to place additional significant demands on our management and our financial and operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls.  We have been distributing our products primarily in Europe and we have recently launched sales and distribution in the United States, this expansion could further increase the challenges involved in implementing appropriate operational and financial systems, expanding manufacturing capacity and scaling up production, expanding our sales and marketing infrastructure and capabilities and providing adequate training and supervision to maintain high quality standards.  The main challenge associated with our growth has been, and we believe will continue to be, our ability to recruit and integrate skilled sales, manufacturing and management personnel.  Our inability to scale our business appropriately or otherwise adapt to growth would cause our business, financial condition and results of operations to suffer.

It may be difficult to enforce a United States judgment against us, our officers and directors, or to assert United States securities laws claims in Belgium and to serve process on substantially all of our directors and officers and these experts.

A majority of our directors and our chief executive officer are nonresidents of the United States.  A substantial portion of our assets and all or a substantial portion of the assets of these officers and directors and experts are located outside of the United States.  As a result, it may be difficult to effect service of process within the United States with respect to matters arising under the United States securities laws or to enforce, in the United States courts, judgments predicated upon civil liability under the United States securities laws.  It also may be difficult to enforce in Belgium, in original actions or in actions for enforcement of judgment of United States courts, civil liabilities predicated upon United States securities laws.

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

We are dependent on Guy De Vreese, our Chairman and Chief Executive Officer, and any loss of such key personnel could result in the loss of a significant portion of our business.

Our success is highly dependent upon the key business relations and expertise of Guy De Vreese, our Chairman and Chief Executive Officer.  Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business.  The loss of service of our Chairman and Chief Executive Officer along with the loss of his numerous contacts and relationships in the industry would have a material adverse effect on our business.  We do not have an employment agreement with Guy De Vreese.

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

Our Common Stock presently trades on the Over-the-Counter Bulletin Board under the symbol “REMI.” We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares acquired in this offering at the price you paid or otherwise.  We also cannot assure you that any other market will be established in the future.  The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the Over-The-Counter Bulletin Board, our trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Over- the–Counter Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Over-the-Counter Bulletin Board stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect our underlying value. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The ownership of our stock is highly concentrated in our management.

As of June 4, 2009, our present directors and executive officers, and their respective affiliates beneficially owned approximately 29% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days of June 4, 2009.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

We have historically not paid dividends to our stockholders and management does not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.  We intend to retain future earnings, if any, for use in the operation and expansion of our business.

Our stock may be governed by the “penny stock rules,” which impose additional requirements on broker-dealers who make transactions in our stock.

SEC rules require a broker-dealer to provide certain information to purchasers of securities traded at less than $5.00, which are not traded on a national securities exchange.  Since our common stock is not currently traded on an exchange, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the “Penny Stock Rules”).  The Penny Stock Rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also give bid and offer quotations and broker and salesperson compensation information to the prospective investor orally or in writing before or with the confirmation of the transaction.  In addition, the Penny Stock Rules require a broker-dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before a transaction in a penny stock.  These requirements may severely limit the liquidity of securities in the secondary market because few broker-dealers may be likely to undertake these compliance activities.  Therefore, the disclosure requirements under the Penny Stock Rules may have the effect of reducing trading activity in our common stock, which may make it more difficult for investors to sell their shares.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

We lease out 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine-year lease commencing December 20, 2001 at a base rent of €7,266 per month ($9,594 per month at March 31, 2009). In addition, we are responsible for the payment of annual real estate taxes for the property which totaled €4,120 ($5,440 for calendar year 2009).  The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2009 is $201,475.

We lease a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €2,527 per month ($3,336 per month at March 31, 2009). The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2009 is $337,051.

ITEM 3 — LEGAL PROCEEDINGS

To the best knowledge of management, there are no material legal proceedings pending against the Company.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholders vote during the fourth quarter.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted  on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2007	$1.85	$1.40
Quarter ended September 30, 2007	$1.95	$1.40
Quarter ended December 31, 2007	$3.15	$1.45
Quarter ended March 31, 2008	$1.75	$0.90
Quarter ended June 30, 2008	$1.85	$0.73
Quarter ended September 30, 2008	$1.90	$1.10
Quarter ended December 31, 2008	$1.25	$0.30
Quarter ended March 31, 2009	$1.01	$0.30

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 4, 2009, the number of stockholders of record was 196, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2009, we had three equity compensation plans approved by our stockholders (1) our Incentive and Nonstatutory Stock Option Plan enacted in 2001 (the “2001 Plan”), (2) our 2004 Incentive and Nonstatutory Stock Option Plan (the “2004 Plan”); and (3) our 2007 Equity Incentive Plan (the “2007 Plan”). Our stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, our stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, our stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by our stockholders, we have issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by us.

The following table provides aggregate information as of March 31, 2009 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,918,166	$1.15	131,834
Equity Compensation Plans not approved by security holders	447,298	$1.64	NA
Total	2,365,464	$1.24	131,834

Recent Sales Of Unregistered Securities

The sale of all equity securities of the Company during the fiscal year ended March 31, 2009, have been previously disclosed in the Company’s Quarterly Report on Form 10-Q and in the Current Report on Form 8-K.

ITEM 6 — SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of the 2008 Restructuring, our primary business focus is on our full line of professional dental products for the professional market which includes Glamsmile veneer product lines and products relating to our First Fit technology. In connection with the 2008 Restructuring we continue to share an ownership interest in the OTC business.

For the year ending March 31, 2009, 87.90% of our revenue has been generated by our Belgian subsidiaries (Remedent N.V. and Sylphar N.V.); 10.25% by our U.S. entities and 1.85% by our Asian subsidiary.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

Our financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America.

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured.  Sales allowances are estimated based upon historical experience of sales returns.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and patents.  The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment.  If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement.  As of March 31, 2009, we believed there was no impairment of our long-lived assets.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate estimates and judgments, including those related to revenue, bad debts, inventories, fixed assets, intangible assets, stock based compensation, income taxes, and contingencies.  Estimates are based on historical experience and on various other assumptions that we believe reasonable in the circumstances.  The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

We sell professional dental equipment to various companies, primarily to distributors located in Western Europe and in the United States of America.  The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days.  Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts.  We use the allowance method to account for uncollectible accounts receivable.  Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

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

Stock Based Compensation

We follow the guidance provided by SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) as issued by the Financial Accounting Standards Board (“FASB”). SFAS 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements.  We use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R.  For the year ended March 31, 2009, equity compensation in the form of stock options and grants of restricted stock totaled $670,455.  For the year ended March 31, 2008, equity compensation in the form of stock options totaled $189,696.

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, the Company will adopt this standard in the first quarter of fiscal year 2010. The Company is currently assessing the impact of the adoption of SFAS 165, if any, on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective for interim and annual periods ending after September 15, 2009 and as such the Company will adopt this standard in the third quarter of fiscal year 2010. The Company is currently assessing the impact of the adoption of SFAS 162 on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and as such, the Company will adopt FSP FAS 142-3 in the first quarter of fiscal year 2010. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its financial position, results of operations, or cashflows.

In March 2008, the FASB issued SFAS No. 161,Disclosures about Derivative Instruments and Hedging Activities, which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings. The Company adopted this standard in the fourth quarter of fiscal year 2009 and the adoption did not have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such the Company will adopt this standard in the first quarter of fiscal year 2010. Based on its current operations, the Company does not believe that FAS 160 will have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in the first quarter of fiscal year 2010. The provisions are effective for the Company for business combinations on or after March 30, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (for the Company, March 31, 2008). The Company adopted SFAS No. 159 on March 31, 2008 and the adoption did not have any material impact on its financial position, results of operations or cash flows.

Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to its opening balance of retained earnings on March 26, 2007. In addition, as of March 31, 2009, the Company did not have any material unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.

SFAS 157, among other things, requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The effective date was for fiscal years beginning after November 15, 2007.

SFAS No. 157 establishes a three-tiered hierarchy to prioritize inputs used to measure fair value. Those tiers are defined as follows:

-	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

-
Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

-	Level 3 inputs are unobservable inputs for the asset or liability.

The highest priority in measuring assets and liabilities at fair value is placed on the use of Level 1 inputs, while the lowest priority is placed on the use of Level 3 inputs.

This statement also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As of March 31, 2008, the Company adopted SFAS No. 157, and the adoption did not have a material impact on its financial condition, results of operations, or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2.

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2009 and 2008

Comparative details of results of operations for the years ended March 31, 2009 and 2008 as a percentage of sales are as follows:

	2009	2008
NET SALES	100.00%	100.00%
COST OF SALES	45.18%	53.14%
GROSS PROFIT	54.82%	46.86%
OPERATING EXPENSES
Research and development	1.70%	4.45%
Sales and marketing	19.09%	25.21%
General and administrative	36.29%	54.22%
Depreciation and amortization	4.21%	4.03%
TOTAL OPERATING EXPENSES	61.28%	87.91%
INCOME (LOSS) FROM OPERATIONS	(6.46)%	(41.05)%
Other income (expense)	(12.71)%	(0.23)%
LOSS BEFORE INCOME TAXES & MINORITY INTEREST	(19.17)%	(41.27)%
Income tax expense	(0.22)%	(0.36)%
NET LOSS BEFORE MINORITY INTEREST	(19.39)%	(41.64)%
MINORITY INTEREST	(0.78)%	—
NET LOSS	(20.17)%	(41.64)%

Net Sales

Net sales increased by approximately 96% to $14,639,541 in the year ended March 31, 2009 as compared to $7,482,261 in the year ended March 31, 2008.  The increase in sales was primarily due to the increased sales of the GlamSmile Product Group as well as the Den-Mat distribution agreement.

Net sales of the veneer product, GlamSmile, increased for the year ended March 31, 2009 by $6,730,038, or 563.69 % to $7,923,957, compared to $1,193,919 for the year ended March 31, 2008.

Cost of Sales

Cost of sales increased approximately 66.4% to $6,614,723 in the year ended March 31, 2009 as compared to $3,975,777 in the year ended March 31, 2008.  Cost of sales has increased because of increased sales of higher margin products and improved cost efficiencies.

We have re-organized our production process and have increased our in-house manufacturing resulting in lower costs than our previously outsourced third party manufacturing.  We continue to closely monitor and look for new strategies to optimize and improve our current processes in order to decrease our costs.

Cost of sales as a percentage of net sales has decreased from 53% for the year ended March 31, 2008 to 45% for the year ended March 31, 2009 primarily for the same reasons discussed.

Gross Profit

Our gross profit increased by $4,518,334 or 128.9%, to $8,024,818 for the fiscal year ended March 31, 2009 as compared to $3,506,484 for the year ended March 31, 2008 as a result of increased sales.  Also, our gross profit as a percentage increased  by 8% from 47% to 55% comparing the year ended March 31, 2008 to the year ended March 31, 2009.  The increase in gross profit is the result of the increased sales of higher margin products and the decrease in cost of sales as discussed above.

Operating Expenses

Research and Development.  Our research and development expenses decreased $84,306 to $248,652 for the year ended March 31, 2009 as compared to $332,958 for the year ended March 31, 2008, a decrease of 25.3%.  Our current levels of research and development expenditures are reflective of an average year.  In 2008 we were able to bring some products to the production phase and as a result were able to begin investing in new projects.  Research and development expenditures have decreased because most of the investment in the development of new products occurred in 2007.  The release of these new products is scheduled for the balance of 2009.

Sales and marketing costs.  Our sales and marketing costs increased $907,581 or 48.1%, to $2,793,970 for the year ended March 31, 2009 as compared to $1,886,389 for the year ended March 31, 2008.   The increase is largely due to increased provisions for commissions in relation to our sales people and increased marketing costs to promote our products in new acquired markets in different countries.

General and administrative costs.  Our general and administrative costs for the year ended March 31, 2009 and 2008 were $5,312,192 and $4,057,007 respectively, representing an increase of $1,255,185 or 30.9%.  The increase in general and administrative costs as compared to the prior year is the result of our investments made to increase customer support concurrent with the launch of our GlamSmile veneers product line.

Depreciation and amortization.  Our depreciation and amortization increased $314,414 or 104.4%, to $615,674 for the year ended March 31, 2009 as compared to $301,260 for the year ended March 31, 2008.  The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity.  This investment allowed us to streamline and improve production significantly with resultant increases in capacity and quality as well as decreased costs.  Secondly, investments are being made in software and related hardware to bring the design of veneers to the next level which will allow the dentist to modify the design of the final product, gaining substantial time in the production process.

Net interest expense.  Our net interest expense  was $114,505 for the year ended March 31, 2009 as compared to $138,168 for the year ended March 31, 2008, an decrease of $23,663 or 17.12%.  Interest expense has decreased primarily because of decreased utilization of our available bank credit line.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2009 reflects cash and cash equivalents of $1,807,271 as compared to $1,728,281 as of March 31, 2008, an increase of $78,990.  Net cash used by operations was $880,489 for the year ended March 31, 2009 as compared to net cash used by operations of $2,445,011 for the year ended March 31, 2008, a decrease year to year of $1,564,522 in cash used by operations.  The decrease in net cash used by operations was primarily attributable to the net loss, offset by two significant non-cash items (1) the $4,323,207 value of the Den-Mat warrants; and (2) the $2,830,953 gain on the disposition of Sylphar.  Also, there was a total change in non-cash assets and liabilities which used cash of approximately $2,000,000 in 2009 as opposed to a provision of cash of approximately $225,000 in 2008.  During the year ended March 31, 2009 accounts receivable and inventory used $1,305,200 and $577,237 respectively in cash. While during the year ended March 31, 2008 both accounts receivable and inventory used $406,567 in operating cash as a result of increases in inventory and accounts receivable as of both March 31, 2009 and March 31, 2008. Management has attributed the increased use of cash for accounts receivable and inventories primarily due to increased sales but, also somewhat to the slowdown in the general economy.

As of March 31, 2009, there has been no indication of a trend of increased doubtful accounts or slower payments.  As a result, at this time, we do not anticipate increased reserves.

Investing Activities

Net cash used by investing activities was $1,003,581 for the year ended March 31, 2009 as compared to net cash used by investing activities of $885,550 for the year ended March 31, 2008. Cash used in investing activities in the year ended March 31, 2009 was for equipment purchases attributable to the investment in our production facility (new electric cabling, upgraded compressors and related costs), investments made to full file ISO 9001 and 13485 Medical Device Certificate demands (air conditioned warehouse capability, chemical resistant floor in production facility and related costs), initial investments in a basic Dental Lab, additional investments for molding and office equipment and construction works in our new leased offices to improve our support to the sales and marketing division in reference to the veneer market.

Financing Activities

Net cash provided by financing activities totaled $2,688,485 for the year ended March 31, 2009 as compared to net cash provided by financing activities of $4,998,339 for the year ended March 31, 2008. Net cash provided from financing activities in the year ended March 31, 2009 was lower than in the year ended March 31, 2008 primarily because we did not complete any private placements in 2009.  In the year ended March 31, 2008 we completed a private placement of $5,791,402.  In the year ended March 31, 2009 we received $2,782,000 in net cash on the sale of Sylphar N.V.   There have been no recent changes to our line of credit.

During the years ended March 31, 2009 and March 31, 2008, we recognized an decrease in cash and cash equivalents of $725,425 and $66,463, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2009, we had current assets of $8,264,237 compared to $ 5,962,083 at March 31, 2008. This increase of $2,302,154 was due to an increase in accounts receivable of $1,305,200 and a combined increase in inventories and prepaids of $917,964. Current liabilities at March 31, 2009 of $3,767,117 were $129,519 greater than current liabilities as at March 31, 2008 which was $3,637,598.  The increase was a result of an increase in accrued liabilities.  Due to the sale of shares of our Common Stock, we were able to generate cash that was used to partially meet our working capital needs. As a result of the additional issuances of our shares of Common Stock, any net income per share would be lower in future periods.

As discussed in this Report, for the remainder of the fiscal year 2009 we will need to raise additional funds to satisfy our work capital requirements.  In the event we are unable to raise additional funds we will draw funds from the balance remaining on our credit facility.

At this time, we do not expect to purchase or sell any property or equipment over the next 12 months.

The Company does not currently expect a significant change in the number of its employees over the next 12 months.

Off-Balance Sheet Arrangements

At March 31, 2009, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.-OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with us held by each person and the date such person became our director or executive officer.  Our executive officers are elected annually by the Board of Directors.  Each year the stockholders elect the board of directors.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  There was no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director.  There are no family relationships between any of our directors, executive officers, director nominees or significant employees.  Mr. Kolsteeg is independent as determined by the NASDAQ rules.

Person	Age	Position
Guy De Vreese	54	Chairman, Chief Executive Officer
Stephen Ross	50	Chief Financial Officer, Director, Secretary
Fred Kolsteeg	66	Director
Philippe Van Acker	44	Director, Chief Accounting Officer

Biographies

Guy De Vreese, Chairman.  From April 1, 2002, Mr. De Vreese has served as our Chairman of the Board.  Effective upon Mr. List’s resignation as Chief Executive Officer, on December 10, 2008 Mr. De Vreese became our Chief Executive Officer.  From June 2001 Mr. De Vreese has also served as President of Remedent N.V. and he has served as President of DMDS, Ltd., a European subsidiary of Dental & Medical Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment.  In August 1996, Mr. De Vreese founded DMD N.V., a Belgian company that was the independent European distributor for DMDS products and was its Chief Executive Officer until DMD purchased its distribution rights in April 1998.  Mr. De Vreese later worked as CEO from 1996 through February 1999 for Lident, N.V., a Belgian company that merged with DMD and specialized in digital photography and developer of imaging software.  Mr. De Vreese also served as a consultant providing services to DMDS, Ltd. from February 1999 to June 2001.  Mr. De Vreese resides in Belgium.

Stephen Ross, Director, Chief Financial Officer, Secretary.  Mr. Ross has served as our director since August 2001 and as our Secretary since April 2002.  He also served as our Chief Financial Officer from August 2001 until March 2005.  He was recently reappointed as Chief Financial Officer, effective December 18, 2008.  From February 1998 through January 2001, Mr. Ross was CFO of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment and declared bankruptcy in July 2001.  Commencing in 1996 and terminating February 1998, Mr. Ross served as a senior management consultant with Kibel and Green, a corporate restructuring and management firm.  Prior to working for Kibel and Green, Mr. Ross served as CFO and co-founder of a personal care company, and as tax manager with an accounting firm.  Mr. Ross resides in Los Angeles, California.

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

Philippe Van Acker, Director, Chief Accounting Officer.  Mr. Van Acker was appointed as our Chief Financial Officer as of March 30, 2005.  Effective December 18, 2008, Mr. Van Acker resigned as Chief Financial Officer and became our Chief Accounting Officer as well as assuming a position on the Board of Directors.  From July 2001 to March 30, 2005, Mr. Van Acker has served as a director of our subsidiary, Remedent N.V. where he has also served as financial controller.  From 1999 to 2001, Mr. Van Acker served as Director of Finance for DMDS, Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment.  From 1992 to 1999, Mr. Van Acker held various positions with Pfizer Medical Technology Group.  Mr. Van Acker resides in Belgium.

Audit Committee Financial Expert

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, our entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, no director on our Board of Directors currently meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. We are currently seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one. Due to our small size and limited resources, it has been difficult to recruit outside directors and financial experts, especially due to the fact that we do not have directors and officer’s liability insurance to offer suitable candidates.

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

After review and discussions, as mentioned above, the Board recommended that the audited financial statement be included in the Company’s Annual Report on Form 10-K.

Governance Committee and Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. A copy of our Code of Ethics is available to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Except for the late filings by Mr. Kolsteeg, Mr. Van Acker and Mr. Ross for stock option grants in March 2009 and late filings by Mr. List relating to his disposition of shares in connection with the 2008 Restructuring, and Mr. Ross for an open market purchase in December 2008, we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2009, were timely filed.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation

Our Board of Directors has not established a separate compensation committee nor any other committee that acts as such a committee. Instead, the entire Board of Directors reviews and approves executive compensation policies and practices, reviews, salaries and bonuses for our officers, administers our benefit plans, and considers other matters as may, from time to time, be referred to it. We do not currently have a Compensation Committee Charter.  Our Board continues to emphasize the important link between our performance, which ultimately benefits all shareholders, and the compensation of our executives. Therefore, the primary goal of our executive compensation policy is to closely align the interests of the shareholders with the interests of the executive officers. In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in the Company.

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2009 and March 31, 2008, respectively:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation		Total
Guy De Vreese, CEO	2009	$-0-	$-0-	$-0-	$-0-		$318,490	(1)	$318,490	(1)
Chairman, CEO of Remedent N.V.	2008	$-0-	$-0-	$-0-	$-0-		$315,442	(1)	$315,442	(1)
Robin List, (2)	2009	$231,746	$-0-	$-0-	$-0-		$-0-		$231,746
CEO	2008	$252,567	$-0-	$-0-	$-0-		$-0-		$252,567
Philippe Van Acker,	2009	$163,120	$-0-	$-0-	$48,844	(4)	$-0-		$211,964
CFO, Director (3)	2008	$162,658	$-0-	$-0-	$-0-		$-0-		$162,658
Stephen Ross	2009	$50,000	$-0-	$-0-	$48,844	(6)	$-0-		$98,844
CFO, Director(5)	2008	N/A	N/A	N/A	N/A		N/A		N/A
____________
(1)
These amounts are consulting fees including a car allowance paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.  Mr. De Vreese was also appointed CEO effective December 10, 2008, upon Mr. List’s resignation.

(2)	Robin List resigned as CEO and from his position as a director of the Company, effective December 10, 2008.
(3)	Philippe Van Acker resigned from his position as CFO and was appointed as the Company’s Chief Accounting Officer effective December 18, 2008, as well as a member of the Board of Directors.
(4)
The Company valued the 100,000 options granted to Mr. Van Acker on March 19, 2009, using the Black Scholes option pricing model using the following assumptions:  no dividend yield; expected volatility rate of 141%; risk free interest rate of 2.17% and an average life of 10 years resulting in a value of $0.49 per option granted in the period ended March 31, 2009.  The options vested immediately and accordingly a value of $48,844 has been recorded in the period ended March 31, 2009.

(5)	Stephen Ross, a director of the Company, was appointed CFO effective December 18, 2008, upon Mr. Van Acker’s resignation.
(6)
The Company valued the 100,000 options granted to Mr. Ross on March 19, 2009, using the Black Scholes option pricing model using the following assumptions:  no dividend yield; expected volatility rate of 141%; risk free interest rate of 2.17% and an average life of 10 years resulting in a value of $0.49 per option granted in the period ended March 31, 2009.  The options vested immediately and accordingly a value of $48,844 has been recorded in the period ended March 31, 2009.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2009:

Name	Number of Securities underlying Unexercised Options (Exercisable)	Number of Securities underlying Unexercised Options (Unexercisable)	Exercise Price per Share	Expiration Date
Guy De Vreese	50,000	-0-	$1.00	28-Mar-2012
Guy De Vreese	100,000	-0-	$1.75	20-Sept-2017
Robin List	50,000	-0-	$1.00	28-Mar-2012
Robin List	100,000	-0-	$1.75	20-Sept-2017
Philippe Van Acker	75,000	-0-	$2.46	23-Dec-2015
Philippe Van Acker	10,000	-0-	$1.00	28-Mar-2012
Philippe Van Acker	50,000	-0-	$1.75	20-Sept-2017
Philippe Van Acker	100,000	-0-	$0.50	19-Mar-2019
Stephen Ross	50,000	-0-	$1.00	28-Mar-2012
Stephen Ross	12,500	-0-	$2.00	4-Apr-2014
Stephen Ross	100,000	-0-	$0.50	19-Mar-2019

As of March 31, 2009, there were no outstanding stock awards.

Director Compensation Table

Generally, our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.  However, at the discretion of our Board of Directors, we may periodically issue stock options under our stock option plan to directors.

The following table sets forth information regarding all forms of compensation received by all non-executive directors of the Company during the fiscal year ended March 31, 2009:

Name	Directors Fees Earned or Paid in Cash		Stock Awards	Option Awards		All Other Compensation	Total
Fred Kolsteeg	$19,806	(1)	$-0-	$97,688	(2)	$-0-	$117,494

(1)	Represents amounts paid to Mr. Kolsteeg as reimbursement of his out-of-pocket expenses incurred in traveling to and attending Board meetings.

(2)
The Company valued the 200,000 options granted to Mr. Kolsteeg on March 19, 2009, using the Black Scholes option pricing model using the following assumptions:  no dividend yield; expected volatility rate of 141%; risk free interest rate of 2.17% and an average life of 10 years resulting in a value of $0.49 per option granted.  The options vested immediately and accordingly a value of $97,688 has been recorded in the period ended March 31,2009.  The options granted to Mr. Kolsteeg represent additional compensation paid to Mr. Kolsteeg as compensation for his extra efforts and assistance with the Company’s sale of its Over-the-Counter retail business during the fiscal year ended March 31, 2009.

Employment Agreements

Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker,   our Chief Accounting Officer.  We entered into an employment agreement with Roger Leddington on August 15, 2007, appointing Mr. Leddington Senior Vice President and Head of U.S.  Marketing.  This agreement was subsequently terminated in the beginning of May 2008, when Mr. Leddington resigned and in connection with the Glamtech distribution agreement, accepted the position as Glamtech’s president.  We do not currently have any other employment agreements with our executive officers. However, we anticipate having employment contracts with executive officers and key personnel as necessary, in the future.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 4, 2009.  The information in this table provides the ownership information for:

a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares.  Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Common stock beneficially owned and percentage ownership is based on 19,995,969 shares outstanding as of June 4, 2009.

Beneficial owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned

Guy De Vreese, CEO, Chairman(2)
Xavier de Cocklaan 42
9831 Deurle, Belgium	4,783,680	23.75%

Robin List, Former CEO, Former Director(3)
Xavier de Cocklaan 42
9831 Deurle, Belgium	93,160	*

Philippe Van Acker, Director(4)
Xavier de Cocklaan 42
9831 Deurle, Belgium	201,667	1.00%

Stephen Ross, CFO, Secretary, Director(5)
1921 Malcolm #101
Los Angeles, CA 90025	625,777	3.16%

Fred Kolsteeg, Director (6)
Managelaantje 10
3062 CV Rotterdam
The Netherlands	300,000	1.50%

All Officers and Directors as a Group (5 persons)	6,004,284	28.87%

5% or Greater Shareholders

Austin W. Marxe and David M. Greenhouse(7)
153 East 53rd Street, 55th Floor
New York, NY 10022	7,814,816	33.50%

Paul J. Solit(8)	1,871,019	8.9%
825 Third Avenue, 33rd Floor
New York, NY 10020

Lagunitas Partners LP(9)	1,384,600	6.72%

Jon D. Gruber, J. Patterson McBaine and Eric Swergold (10)	2,240,000	10.69%
50 Osgood Place, Penthouse
San Francisco, CA 94133

Den-Mat Holdings, LLC(11)	3,378,379	14.45%
2727 Skyway Drive
Santa Maria, CA 93455

____________
*	Less than one percent

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

(2)
Guy De Vreese holds 3,304,426 shares in his own name, which such amount includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; 100,000 shares of common stock underlying options which vested on September 17, 2007 and have an exercise price of $1.75 per share; 72,787 shares of common stock held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese; 6,467 shares of common stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese; and 1,400,000 shares of common stock held in the name of Lausha HK, a Hong Kong company controlled by Guy De Vreese.

(3)
Includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share, and 33,333 shares of common stock underlying options which vested on September 17, 2008 and have an exercise price of $1.75 per share.

(4)
Includes 10,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; 75,000 shares of common stock underlying options which vested on December 2005 and have an exercise price of $2.46 per share; 16,667 shares of common stock underlying options which vested on September 17, 2008 and have an exercise price of $1.75 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

(5)
Includes 50,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; 12,500 shares of common stock underlying options which vested on April 8, 2004 and have an exercise price of $2.00 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

(6)
Includes 5,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share and 200,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

(7)
Consists of 3,010,667 shares of common stock held by Special Situations Private Equity Fund, L.P.  (“SSF Private Equity”) and warrants to purchase 2,842,382 shares of common stock held by SSF Private Equity; 529,700 shares of common stock held by Special Situations Fund III QP, L.P.  (“SSF QP”) and warrants to purchase 177,000 shares of common stock held by SSF QP; 940,067 shares of common stock held by Special Situations Cayman Fund, L.P.  (“SSF Cayman”) and warrants to purchase 315,000 shares of common stock held by SSF Cayman.  MGP Advisors Limited (“MGP”) is the general partner of SSF QP.  AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to SSF Cayman and the investment adviser to SSF Private Equity.  Austin W.  Marxe and David M.  Greenhouse are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(8)
Consists of 404,370 shares of common stock and warrants to purchase 424,365 shares of common stock held by Potomac Capital Partners LP; 212,122 shares of common stock and warrants to purchase 293,976 shares of common stock held by Potomac Capital International Ltd (“Potomac International”); and 234,527 shares of common stock and warrants to purchase 301,659 shares of common stock held by Pleiades Investment Partners-R LP (“Pleiades”).  Paul J. Solit is the Managing Member of Potomac Capital Management LLC (“Management LLC”), which is the General Partner of Potomac Capital Partners LP.  Mr. Solit is also the President and sole owner of Potomac Capital Management Inc. (“Management Inc.”), which is the Investment Manager of both Potomac International and Pleiades.  As a director of Potomac International and through his control of Management LLC and Management Inc. Mr. Solit has disposition and voting control over the securities of Potomac Capital Partners LP, Potomac International and Pleiades.

(9)
Consists of 791,200 shares of common stock and warrants to purchase 593,400 shares of common stock.  Such securities are also included and reflected in the disclosure for Jon D. Gruber, J. Patterson McBaine and Eric Swergold per footnote 10 below.

(10)
Consists of 791,200 shares of common stock and warrants to purchase up to 593,400 shares of common stock held by Lagunitas Partners LP (“Lagunitas”); 181,600 shares of common stock and warrants to purchase up to 136,200 shares of common stock held by Gruber & McBaine International (“G&M International”); 153,600 shares of common stock and warrants to purchase up to 115,200 shares of common stock held by the Jon D.  and Linda W.  Gruber Trust; and 153,600 shares of common stock and warrants to purchase up to 115,200 shares of common stock held by J. Patterson McBaine.  Gruber & McBaine Capital Management, LLC (“GMCM”) is a registered investment adviser and general partner to Lagunitas and G&M International.  Messrs. Gruber and McBaine are Managers, members and portfolio managers of GMCM and Mr. Swergold is a member and portfolio manager of GMCM.  GMCM and Messrs. Gruber, McBaine and Swergold constitute a group within the meaning of Rule 13d-5(b).  Through control of GMCM, Messrs. Gruber, McBaine and Swergold share voting and disposition control over the portfolio securities of Lagunitas and G&M International. Jon D.  Gruber and Linda W.  Gruber have disposition and voting control for the securities held by the Jon D.  and Linda W.  Gruber Trust.  J. Patterson McBaine has disposition and voting control for the securities held in his name.

(11)	Consists of warrants to purchase 3,378,379 shares of common stock.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

On June 3, 2009, the Company entered into the First Fit-Crown Distribution and License Agreement (the “First Fit Distribution Agreement”) with Den-Mat.  Under the terms of the First Fit Distribution Agreement, the Company appointed Den-Mat to be the its sole and exclusive distributor to market, license and sell certain products relating to the Company’s proprietary First Fit technology (the “First Fit Products”), in the United States, Canada and Mexico (the “First Fit Territory”).  In connection therewith, the Company also granted Den-Mat certain non-exclusive rights to manufacture and produce the First Fit Products in the First-Fit Territory; and a sole and exclusive transferable and sublicensable right and license to use the Company’s intellectual property rights relating to the First Fit Products to perform its obligations as a distributor (provided the Company retains the right to use and license related intellectual property in connection with the manufacture of the First Fit Products for sale outside of the  First Fit Territory), as the terms and transactions are further detailed in the First Fit Distribution Agreement.  The consummation of the transactions described herein and contemplated in the First Fit Distribution Agreement are subject to certain closing conditions which includes, in addition to customary closing conditions: the completion of Den-Mat’s due diligence with respect to the First Fit Products to its satisfaction; execution and delivery of  Non-Competition Agreements by Guy De Vreese and Evelyne Jacquemyns; and the delivery of the Development Payment and first installment of the License Payment (the “Development Payment” and License Payment” are defined below).  The First Fit Distribution Agreement provides that the consummation of the transactions contemplated therein will occur upon the performance or waiver of such closing conditions.  Under the First Fit Distribution Agreement, the Company granted such distribution rights, licensing rights and manufacturing rights, in consideration for the following:  (i) a non-refundable development fee of Four Hundred Thousand Dollars ($400,000) (the “Development Payment”) payable in two installments as follows: (a) Fifty Thousand Dollars ($50,000) within seven (7) days after the effective date of the First Fit Distribution Agreement (the “Effective Date”), and (b) Three Hundred Fifty Thousand Dollars ($350,000) within twenty one (21) days after the Effective Date; (ii) a non-refundable license fee of Six Hundred Thousand Dollars ($600,000) payable in three (3) equal installments of $200,000 each, with the first installment payable on the closing date contemplated in the First Fit Distribution Agreement (the “Closing Date”), and with the second and third installments payable on the 30th and 60th day, respectively, after the Closing Date; (iii) certain royalty payments based on the sales of the First Fit Products by Den-Mat or its sublicensees; and (iv) certain minimum royalty payment to maintain exclusivity, as such  terms are more particularly described in the First Fit Distribution Agreement.

Den-Mat’s rights as an exclusive distributor and licensee continue at least through the first Contract Period (which is defined below) and continues until the termination of the First Fit Distribution Agreement.  Den-Mat’s exclusivity ends at the end of any Contract Period in which Den-Mat fails to make certain minimum royalty payments.  In the event that such exclusivity is terminated, Den-Mat has the option to either terminate the First Fit Distribution Agreement upon ninety (90) days written notice, or become a non-exclusive distributor and licensee, in which event Den-Mat’s obligation to pay certain agreed upon royalties would continue.  “Contract Period”  means the following periods: (A) the first eighteen (18) months beginning on the first day of the month following the month in which the Closing occurs, provided that if Den-Mat is not fully operational within sixty (60) days after the Closing Date, the first Contract Period will be extended by one day for each day after the 60th day until Den-Mat becomes fully operational; (B) the subsequent twelve (12) months; and (C) each subsequent twelve (12) month period thereafter, in each case during which the First Fit Distribution Agreement is in effect.

On December 10, 2008, we completed a restructuring in the form of a management-led buyout of 50% of our over-the-counter (“OTC”) retail business (the “Restructuring”).  The Restructuring was led by Mr. Robin List, our former director and Chief Executive Officer, with financing provided by a non-affiliated foreign investment fund.  We sold fifty percent (50%) of our interest in a new subsidiary formed as part of the transaction to Mr. List in exchange for 723,000 restricted shares of our common stock held by Mr. List (“Exchanged Shares”), pursuant to a Share Purchase Agreement on December 10, 2008.  The Exchanged Shares were valued at $1.15 per share, based on the average of the 52 week high and low bid, for an aggregate value of $831,450.  As a result, Mr. List and the Company equally own 50% of the newly formed subsidiary, Remedent OTC, with the Company currently controlling Remedent OTC through its board representations pursuant to the terms of a certain Voting Agreement entered into by the Company and Mr. List concurrently with the Share Purchase Agreement.  The Voting Agreement provides that, the Company will initially have 2 board representation and Mr. List will have 1 board representation.  However upon the occurrence of a “Triggering Event” (as defined in the Voting Agreement), the Company will have 1 board representation and Mr. List will have 2 board representations.  On December 8, 2008 a total of 723,000 restricted common shares were returned to treasury.

In connection with our Distribution, License & Manufacturing Agreement with Den-Mat (the “Distribution Agreement”) dated as August 2008, as amended and restated by the parties on June 3, 2009 pursuant to the Amended and Restated Distribution, License and Manufacturing Agreement, and as consideration for Den-Mat’s obligations under the Distribution Agreement, we agreed, among other things, to issue Den-Mat or an entity to be designated by Den-Mat, warrants to purchase up to three million three hundred seventy-eight thousand three hundred seventy-nine (3,378,379) shares of our common stock, par value $0.001 per share at an exercise price of $1.48 per share. During the three months ended December 31, 2008 we granted 3,738,379 warrants to purchase our common stock to Den-Mat.  We valued the warrants at $4,323,207, using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 131%; risk free interest rate of 3.07% and an average life of 5 years resulting in a value of $1.28 per option granted.

Further, as a condition to the Den-Mat transaction, on August 24, 2008, we entered into a Rescission Agreement with Glamtech (the “Rescission Agreement”).  As part of the consideration for the rescission and release under the Rescission Agreement, the Company entered into a Stock Purchase Agreement with each of the two Glamtech shareholders (the “Glamtech Shareholders”), for the purchase of all of Glamtech’s outstanding common stock in exchange for: (i) at the election of the Glamtech Shareholders at any time within 6 months, to receive either, but not both, (a) an aggregate of one million (1,000,000) restricted shares of our common stock, or (b) five (5) year warrants, valued by our Board of Directors at $1.48 per warrant, to purchase an aggregate of one million two hundred and forty-seven thousand two hundred and sixteen (1,247,216) restricted shares of the registrant’s common stock at a exercise price of $1.30 per share.  At the election of the Glamtech Shareholders, we issued 500,000 common shares to each of the previous Glamtech shareholders and were recorded at a fair value of $625,000.

On July 11, 2008, we issued 358,166 shares of restricted common stock to SensAble Technologies, Inc. as partial payment of products and certain exclusivity rights pursuant to the terms of that certain OEM Agreement dated as of June 30, 2008.  The value of the shares issued was $569,483.

In connection with our private placement in June 2007 of $7,000,000, (the “2007 Private Offering”) we issued warrants to purchase up to 4,200,000 shares of common stock at an exercise price of $1.55 per share (the “Warrants”).  Under the terms of the 2007 Private Offering, the Warrants are exercisable for a period of five years and entitle the holder to purchase one share of restricted common stock (the “Warrant Shares”) for $1.55 per Warrant Share.  We also have the right to redeem the Warrants for $0.001 per Warrant Share covered by the Warrants if the Shares trade on the Over-The-Counter Electronic Bulletin Board or similar market above $5.25 per share for 20 consecutive trading days following the second anniversary of the initial effective date of the registration statement covering the resale of the shares and Warrant Shares, based upon the closing bid price for the shares for each trading day provided that certain conditions are met (the “Redemption Right”).  Once the Redemption Right vests, we have the right, but not the obligation, to redeem the Warrants for $0.001 per Warrant Share covered by the Warrants upon 30 days written notice to the holders of the Warrants.  The securities purchased in this offering was purchase pursuant to this private placement.  The Company engaged Roth Capital Partners, LLC, as its exclusive agent to offer the Shares and Warrants (the “Placement Agent”).  The Placement Agent was entitled to a fee equal to ten percent (10%) of the gross proceeds derived from the Offering, of which the Placement Agent may, at its option, receive up to 2% of its 10% fee in securities issued in the Offering.  Further, we agreed to pay the Placement Agent 5% of the exercise price of the Warrants promptly following our receipt thereof.  In addition, we agreed to reimburse the Placement Agent for its out-of-pocket expenses related to the Offering, including an upfront payment of $25,000 to cover such expenses, of which any unused amount will be netted against the Placement Agent’s 10% fee.  As of March 31, 2009, the total costs of this private placement were $1,235,223, comprising of: commissions of $762,505; out-of-pocket costs of $25,000; professional fees of $375,738 and direct travel costs of $71,980; and have been recorded against share capital as a cost of financing.

In the 2007 Private Offering, and pursuant to the terms of the 2007 Private Offering discussed above, the following funds controlled by significant shareholders Messrs. Austin W. Marxe and David M. Greenhouse, purchased securities as follows:  Special Situations Private Equity Fund, L.P. (“SSF Private Equity”) purchased 1,344,000 shares of common stock and warrants to purchase 1,008,000 shares for an aggregate purchase price of $1,680,000; Special Situations Cayman Fund L.P. purchased 420,000 shares of common stock and 315,000 warrants to purchase common stock for an aggregate purchase price of $525,000; and Special Situations Fund III QP L.P. purchased 236,000 shares of common stock and 177,000 warrants to purchase common stock for an aggregate purchase price of $295,000.  Further, pursuant to the terms of the 2005 Private Offering discussed below, SSF Private Equity purchased 1,666,667 shares of common stock and 1,666,667 warrants to purchase common stock for an aggregate purchase price of $2,500,000.

Additionally, in the 2007 Private Offering, significant shareholder Lagunitas Partners LP purchased 791,200 shares of common stock and 593,400 warrants to purchase common stock for an aggregate purchase price of $989,000.  Finally, in the 2007 Private Offering, significant shareholder Paul J. Solit, through his dispositive and voting control of the following entities purchased securities as follows:  Potomac Capital Partners LP purchased 565,820 shares of common stock and 424,365 warrants to purchase common stock for an aggregate purchase price of $707,275; Potomac Capital International Ltd purchased 391,968 shares of common stock and 293,976 warrants to purchase common stock for an aggregate purchase price of $489,960; and Pleiades Investment Partners-R Ltd purchased 402,212 shares of common stock and 301,659 warrants to purchase common stock for an aggregate purchase price of $502,765.

On April 10, 2007, in connection with our engagement of Axelrod Weinberger Associates, LLC (“WAW”) as the Company’s financial public relations firm, and in addition to the monthly retainer paid by the Company to WAW, the Company granted to WAW or an entity to be designated by WAW, a warrant to purchase a total of two hundred thousand (200,000) fully paid and non-assessable shares of Company common stock at an exercise price of $1.65.

On July 20, 2005, we completed a private placement offering of 2,520,661 Units (the “2005 Private Offering”) consisting of one share of common stock (the "2005 Shares") and one common stock purchase warrant (the "2005 Warrants") at a price of $1.50 per Unit for a total of $3,780,985 (the "Units").  The 2005 Warrants are exercisable for a period of five years and shall entitle the holder to purchase one share of common stock (the "2005 Warrant Shares") for $1.75 per 2005 Warrant Share.  We have the right to redeem the 2005 Warrants for $0.01 per 2005 Warrant Share covered by the 2005 Warrants after July 6, 2007 if the 2005 Shares trade on the over-the-counter Bulletin Board above $3.50 per share for thirty consecutive trading days provided that certain conditions are met (the "Redemption Right").  Once the Redemption Right vests, we will have the right, but not the obligation, to redeem the 2005 Warrants for $0.01 per 2005 Warrant Share covered by the 2005 Warrants upon thirty days written notice to the holders of the 2005 Warrants.  We engaged MDB Capital Group, LLC, as our exclusive agent to offer the Units (the “Placement Agent”). The Placement Agent earned a fee equal to ten percent (10%) of the gross proceeds derived from the sale of the Units, which totaled $378,099, together with a five year warrant to purchase up to 252,067 of the Units sold in the offering at an exercise price of $1.50 per Unit.

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

Guy De Vreese, our Chairman of the Board and Chief Executive Officer, is the managing director of our subsidiary, Remedent N.V.  Mr. De Vreese provides his services as Remedent N.V.’s Managing Director through two companies, Lausha, N.V. and Lident N.V. Lausha, N.V. and Lident N.V. have oral consulting arrangements with Remedent N.V. that provide Mr. De Vreese’s services and are both companies controlled by Mr. De Vreese.  On March 20, 2006, Lausha N.V. and Lident N.V. merged into Lausha N.V., controlled by Mr. De Vreese.   Lausha N.V. received a total of $318,490 and $315,442 as compensation for services for the years ending March 31, 2009 and March 31, 2008, respectively.

In September 2004, we entered into an agreement with Lident N.V., a company controlled by Mr. De Vreese, our Chairman, to obtain an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product for which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese’s association with us.  The agreement required us to advance to the inventors through Lident a fully refundable deposit of  €100,000 ($129,650) subject to our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to us for additional consideration to the inventors of €100,000 ($129,650) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full to us by Lident.  The consideration we had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors.  Consequently, Lident will not profit from the exercise of the option.  Furthermore, at a meeting of our Board of Directors on July 13, 2005, we accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to us in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property.  On December 12, 2005, we exercised the option and mutually agreed with the patent holder to revise the assignment agreement whereby we agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by us in September 2005 and the remaining €25,000 to be paid upon the first shipment of a product covered by the patent.  The patent is being amortized over five (5) years and accordingly, we recorded $79,240 of accumulated amortization for this patent as of March 31, 2009 (2008 - $55,468).  As of March 31, 2009, we have not yet received the final product.

Since the inception of IMDS, Inc. (“IMDS”) in April 2003, IMDS, a distributor of our products, has purchased inventory valued at approximately $721,459 from us.  All inventory was purchased at standard pricing.  One of our directors owns a minority interest in IMDS, to which goods were sold during the years ended March 31, 2009 and 2008 totaling $79,459 and $87,790 respectively, and the accounts receivable at year end with this customer totaled $31,895 and $91,533  at March 31, 2009 and 2008 respectively.

Director Independence

The Company does not have a separate compensation, nominating or audit committee.  The Board has determined that Mr. Kolsteeg is independent based on the definition provided under the NASDAQ rule.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2009 and the review of our quarterly reports for such years amounted to $62,019. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2008 and the review of our quarterly reports for such year, amounted to $46,626.

Audit Related Fees. For the years ended March 31, 2009 and March 31, 2008, we paid $17,619 and $3,111, respectively, to PKF for other audit related fees.

Tax Fees. For the years ended March 31, 2009 and March 31, 2008, we paid $ 10,777 and $16,000, respectively, to PKF for tax fees.

The above-mentioned fees are set forth as follows in tabular form:

	2009	2008
Audit Fees	$62,019	$46,626
Audit Related Fees	$17,619	$3,111
Tax Fees	$10,777	$16,000

All Other Fees	-	-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2009.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
Financial Statements.
Consolidated balance sheet as of March 31, 2009 and March  31, 2008, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 year period ended March 31, 2009.

(a)(2)	Schedules. All schedule have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits.

The information required by this Item is set forth in the section of this Annual Report entitled“EXHIBIT INDEX” and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: June 29, 2009	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer) and Director

Dated: June 29, 2009	/s/ Stephen Ross
By: Stephen Ross
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer) and
Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2009	/s/ Guy De Vreese
Guy De Vreese, Chief Executive Officer,
Chairman of the Board of Directors

Dated: June 29, 2009	/s/ Stephen Ross
Stephen Ross, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: June 29, 2009	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief
Accounting Officer

Dated: June 29, 2009	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

4.2	Form of Subscription Agreement (4)

4.3	Form of Warrant for Common Stock (4)

4.4	Form of Registration Rights Agreement (4)

4.5	Form of Warrant for Unit (5)

4.6	Form of Warrant for Common Stock (10)

4.7	Form of Warrant dated August 24, 2008 for Den-Mat Holdings, LLC (18)

4.8	Form of Stock Purchase Agreement dated August 24, 2008 (18)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (5)

10.3	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005, subject to General Terms and Conditions (6)

10.4	Exclusive License Agreement between Remedent, Inc. and Dan Darnell dated October 11, 2004 (6)

Exhibit No.	Description

10.5	Warrant dated July 6, 2005 (4)

10.6	Amendment to Warrant (5)

10.7	Employment Agreement between Remedent N.V. and Philippe Van Acker (3)

10.8	Lease Agreement dated December 20, 2001 (3)

10.9	Fortis Bank General Lending Conditions for Corporate Customers (“General Terms and Conditions”) (7)

10.10	Line of Credit Agreement by and between Remedent, N.V. and Fortis Bank dated September 8, 2004, subject to the General Terms and Conditions (7)

10.11	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated March 13, 2006, subject to the General Terms and Conditions (8)

10.12	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated September 1, 2006, subject to the General Terms and Conditions (9)

10.13	Purchase Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (10)

10.14	Registration Rights Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (10)

10.15	Employment Agreement between Remedent, Inc. and Roger Leddington (11)

10.16	Sales and Distribution Agreement between Remedent N.V. and Savant Distribution Limited, dated October 1, 2007 (12)

10.17	Waiver Agreement between Remedent, Inc. and Consenting Holders, dated October 18, 2007 (12)

10.18	Limited Liability Company Merger and Equity Reallocation Agreement between Remedent NV and IMDS, LLC, dated July 15, 2007 (13)

10.19	Distribution Agreement, dated November 29, 2007, by and between Remedent, Inc. and Vemedia N.V. (14)

10.20	Distribution Agreement, dated April 10, 2008, by and between Remedent N.V. and Glamtech USA, Inc. (15)

10.21	Factoring Agreement between Remedent, Inc. and First Community Financial, a division of Pacific Western Bank, dated April 24, 2008 (16)

10.22	Validity Agreement between certain officers and directors of Remedent, Inc. and First Community Financial, a division of Pacific Western Bank, dated April 24, 2008 (16)

10.23	Distribution Agreement, dated June 30, 2008, by and between Remedent, Inc. and SensAble Technologies, Inc. (17)

10.24	Distribution, License and Manufacturing Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC (18)

10.25	Form of Registration Rights Agreement dated August 24, 2008 between Remedent, Inc. and Den-Mat Holdings, LLC (18)

10.26	Rescission Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Glamtech-USA, Inc. (18)

Exhibit No.	Description

10.27	Contribution Agreement between Remedent, Inc., and Sylphar USA, Inc., dated December 10, 2008 (19)

10.28	Share Purchase Agreement between Remedent Inc., and Remedent N.V., dated December 10, 2008 (19)

10.29	Deed of Contribution of Shares between Remedent Inc., and Remedent OTC B.V., dated December 10, 2008 (19)

10.30	Share Purchase Agreement between Robin List and Remedent, Inc., dated December 10, 2008 (19)

10.31	Investment and Shareholders Agreement, dated December 11, 2008, between Remedent OTC B.V., Concordia Fund B.V., Remedent, Inc., Robin List, Sylphar Holding B.V. and The Existing OTC Subsidiaries (19)

10.32	Unsecured Promissory Note between Sylphar N.V. and Remedent N.V., dated December 10, 2008 (19)

10.33	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (19)

10.34	First Fit-Crown Distribution and License Agreement dated June 3, 2009 by and among Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC*(CT)

10.35	Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009 by and among Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC*(CT)

14.1	Code of Ethics, adopted March 25, 2003 (23)

21.1	List of Subsidiaries (22)

23.1	Consent of PKF Bedrijfsrevisoren, Antwerp, Belgium*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
____________

*	Filed herewith

(CT)
Application has been made to the Securities and Exchange Commission (“Commission”) to seek confidential treatment of certain portions of Exhibits 31.34 and 31.35 under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.

(5)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.

(7)	Incorporated by reference from Form 10-KSB/A2 filed with the SEC on June 11, 2007.

(8)	Incorporated by reference from Form 10-KSB/A filed with the SEC on June 11, 2007.

(9)	Incorporated by reference from Form 10-QSB/A filed with the SEC on June 11, 2007.

(10)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.

(11)	Incorporated by reference from Form 8-K filed with the SEC on August 15, 2007.

(12)	Incorporated by reference from Form SB-2/A2 filed with the SEC on October 19, 2007.

(13)	Incorporated by reference from Form 10-QSB filed with the SEC on November 19, 2007.

(14)	Incorporated by reference from Form 8-K filed with the SEC on December 19, 2007.

(15)	Incorporated by reference from Form 8-K filed with the SEC on April 15, 2008.

(16)	Incorporated by reference from Form 8-K filed with the SEC on April 30, 2008.

(17)	Incorporated by reference from Form 8-K filed with the SEC on July 7, 2008.

(18)	Incorporated by reference from Form 8-K filed with the SEC on August 28, 2008.

(19)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(20)	Incorporated by reference from Form SB-2 filed with the SEC on July 20, 2007.

(21)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(22)	Incorporated by reference from Post Effective Amendment No. 1 to Form SB-2 on Form S-1 filed with the SEC on April 22, 2009.

(23)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Bedrijfsrevisoren	PKF Business Advisers

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.:

We have audited the accompanying consolidated balance sheets of Remedent, Inc. as of March 31, 2009 and March 31, 2008 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2009 and March 31, 2008 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Antwerp — Belgium, June 25, 2009

PKF bedrijfsrevisoren CVBA
Statutory Auditors
Represented by

/s/ Ria Verheyen
Ria Verheyen
Registered Auditor

Tel +32 (0)3 235 66 66 / Fax +32 (0)3 235 22 22 / antwerpen@pkf.be / www.pkf.be
PKF bedrijfsrevisoren CVBA / burgerlijke vennootschap met handelsvorm
Potvlietlaan 6 / 2600 Antwerpen / BTW BE 0439 814 826 / RPR Antwerpen

The PKF International Association is an association of legally independent firms.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,807,271	$1,728,281
Accounts receivable, net of allowance for doubtful accounts of $33,966 at March 31, 2009 and $32,181 at March 31, 2008	3,208,120	1,902,920
Inventories, net	1,937,946	1,360,709
Prepaid expense	1,310,900	970,173
Total current assets	8,264,237	5,962,083
PROPERTY AND EQUIPMENT, NET	1,024,999	692,609
OTHER ASSETS
Long term investments and advances	750,000	675,000
Patents, net	163,106	115,827
Total assets	$10,202,342	$7,445,519
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$78,798	$58,583
Line of Credit	660,200	779,718
Accounts payable	1,398,420	2,002,439
Accrued liabilities	1,590,360	781,737
Income taxes payable	39,339	15,121
Total current liabilities	3,767,117	3,637,598
Long term debt less current portion	100,542	94,754
Minority interest (Note 3)	896,705	—
Total liabilities	4,764,364	3,732,352

STOCKHOLDERS’ EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2009 and 18,637,803 shares issued and outstanding at March 31, 2008)	19,996	18,638
Treasury stock, at cost; 723,000 and 0 shares at March 31, 2009 and March 31, 2008 respectively	(831,450)	—
Additional paid-in capital	24,106,055	17,929,992
Accumulated deficit	(17,216,028)	(14,263,113)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(640,595)	27,650
Total stockholders’ equity	5,437,978	3,713,167
Total liabilities and stockholders’ equity	$10,202,342	$7,445,519

COMMITMENTS (Note 23)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2009	2008
Net sales	$14,639,541	$7,482,261
Cost of sales	6,614,723	3,975,777
Gross profit	8,024,818	3,506,484
Operating Expenses
Research and development	248,652	332,958
Sales and marketing	2,793,970	1,886,389
General and administrative	5,312,192	4,057,007
Depreciation and amortization	615,674	301,260
TOTAL OPERATING EXPENSES	8,970,488	6,577,614
OPERATING LOSS	(945,670)	(3,071,130)
NON-OPERATING (EXPENSE) INCOME
Warrants issued pursuant to Distribution Agreement	(4,323,207)	—
Gain on disposition of OTC (Note 3)	2,830,953	—
IMDS provision (Note 12)	(300,000)	—
Interest expense/other deductions	(417,147)	(138,168)
Interest income/other income	348,997	—
Other income	—	121,032
TOTAL OTHER INCOME (EXPENSES)	(1,860,404)	(17,136)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(2,806,074)	(3,088,266)
Income tax expense	(32,633)	(27,247)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(2,838,707)	(3,115,513)
MINORITY INTEREST	(114,208)	—
NET LOSS FROM CONTINUING OPERATIONS	$(2,952,915)	$(3,115,513)
LOSS PER SHARE
Basic and fully diluted	$(0.15)	$(0.17)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	19,559,653	17,823,012

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 and 2008

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Other	Total
		$	$	$	$	$	$
Balance, March 31, 2007	12,996,245	12,996	11,904,000	(11,147,600)	—	(33,303)	736,093
Common stock issued by private placement	5,600,000	5,600	6,994,400	—	—	—	7,000,000
Commissions and other costs of private placement	—	—	(1,224,498)	—	—	—	(1,224,498)
Shares issued on exercise of warrants	10,000	10	15,890	—	—	—	15,900
Shares issued Debt Conversion	31,558	32	50,504	—	—	—	50,536
Value of stock options issued to employees	—	—	189,696	—	—	—	189,696
Cumulative translation adjustment	—	—	—	—	—	60,953	60,953
Net loss	—	—	—	(3,115,513)	—	—	(3,115,513)
Balance, March 31, 2008	18,637,803	18,638	17,929,992	(14,263,113)	—	27,650	3,713,167

Common stock issued	1,358,166	1,358	1,186,801	—	—	—	1,188,159
Treasury stock (723,000 shares)	—	—	—	—	(831,450)	—	(831,450)
Value of stock options issued to employees	—	—	670,455	—	—	—	670,455
Den-Mat warrants	—	—	4,323,207	—	—	—	4,323,207
Cumulative translation adjustment	—	—	—	—	—	(668,245)	(668,245)
Net loss	—	—	—	(2,952,915)	—	—	(2,952,915)
Balance, March 31, 2009	19,995,969	19,996	24,106,055	(17,216,028)	(831,450)	(640,595)	5,437,978

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,952,915)	$(3,115,513)
Adjustments to reconcile net (loss) to net cash used by operating activities
Depreciation and amortization	615,674	301,260
Inventory reserve	(2,608)	2,446
Allowance for doubtful accounts	1,785	(47,815)
Stock based compensation	670,455	189,696
IMDS provision	300,000	—
Minority interest	114,208	—
Gain on disposition of OTC	(2,830,953)	—
Warrants issued pursuant to Distribution Agreement	4,323,207	—
Acquisition of Glamtech-USA, Inc. (Note 5)	625,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,305,200)	(178,799)
Inventories	(577,327)	(227,768)
Prepaid expenses	(90,727)	(301,752)
Accounts payable	(604,019)	548,811
Accrued liabilities	808,623	369,302
Income taxes payable	24,218	15,121
Net cash used by operating activities	(880,489)	(2,445,011)
CASH FLOWS FROM INVESTING ACTIVITIES
Long term investments and advances	(375,000)	(675,000)
Purchase of patent rights	—	(11,556)
Purchases of equipment	(628,581)	(198,994)
Net cash used by investing activities	(1,003,581)	(885,550)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from share issuances	—	5,791,402
Proceeds on sale of minority interest in Sylphar NV	2,782,000	—
Proceeds from (principal payments on) capital lease note payable	26,003	(42,505)
Repayments of line of credit	(119,518)	(750,558)
Net cash provided by financing activities	2,688,485	4,998,339
NET (DECREASE) INCREASE IN CASH	804,415	1,667,778
Effect of exchange rate changes on cash and cash equivalents	(725,425)	(66,463)
CASH AND CASH EQUIVALENTS, BEGINNING	1,728,281	126,966
CASH AND CASH EQUIVALENTS, ENDING	$1,807,271	$1,728,281
Supplemental Cash Flow Information:
Interest paid	$114,505	$62,073
Income taxes paid	$—	$—
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued upon conversion of convertible debt	$—	$50,536
Schedule of non-cash financing and investing activities:
Restricted shares returned to treasury in exchange for 50% of OTC Business	$831,450	$—
Warrants issued pursuant to Distribution Agreement	$4,323,207	$—
Shares issued for purchase of GlamTech	$625,000	$—
Shares issued as prepayment for goods	$250,000	$—
Shares issued for license	$319,483	$—

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended March 31,
	2009	2008
Net Loss	$(2,952,915)	$(3,115,513)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(668,245)	60,953
Comprehensive loss	$(3,621,160)	$(3,054,560)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail “Over-The-Counter” tooth whitening products which are distributed in Europe,  in Asia and the United States. The Company manufactures many of its products in its facility in Deurle, Belgium as well as outsourced manufacturing in China. The Company distributes its products using both its own internal sales force and through the use of third party distributors.

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

During the quarter ended March 31, 2002, through the Company’s Belgium based subsidiary, Remedent N.V., the Company initiated its entrance into the high technology dental equipment market. Since that time, the majority of the Company’s operations have been conducted through its subsidiary, Remedent N.V. For the fiscal years through March 31, 2009, substantially all of the Company’s revenue has been generated by Remedent N.V., which has become a provider of cosmetic dentistry products, including a full line of professional dental and retail “over-the-counter” tooth whitening products in Europe. Because the controlling stockholders of Remedent N.V. consisted of the Company’s executive officers or companies owned by these executive officers, the Company has always had effective “control” over Remedent N.V., as defined by APB 51 “Consolidated Financial Statements,” even though it owned only twenty two percent (22%) of this subsidiary.

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

On December 11, 2008 (the “OTC Restructuring Date”) the Company completed a restructuring in the form of a management-led buyout of 50% of its OTC retail business.  The buyout was led by Mr. List, the Company’s former director and Chief Executive Officer, with financing provided by Concordia Fund VC, a non-affiliated foreign investment fund.  Prior to the sale, the Board approved a restructuring plan and strategy for transferring the Company’s OTC business through a series of transactions involving subsidiary formations, contributions of subsidiary(ies) interests and sales of stock interests through subsidiary transactions, with particular emphasis focused on current OTC business operations conducted through the Company’s subsidiaries, both internationally and within the domestic U.S. (the “Plan”).

The total consideration for the sale of OTC business was €4,654,736, which consists of (1) €1,000,000  in cash, (2)  €654,736  based on the exchange rate as of January 12, 2008 for the 723,000 restricted shares of the Company previously held by Mr. List (valued at $1.15 per share for an aggregate value of  $831,450), and (3) €3,000,000 which is the estimated value of the ownership interest of 50 % of the shares of Remedent OTC held by the Company.

Pursuant to the agreements described in Note 3, the sale was conducted through a series of transactions which included the consolidation of all of the ownership interest of the Company’s subsidiaries operating the OTC business into Remedent OTC; a sale of 50% of Remedent OTC to Mr. List; the  formation of Sylphar Holding BV, a Dutch holding company, followed by a  contribution of the OTC subsidiaries to Sylphar Holding by Remedent OTC, and a subsequent investment by Concordia of  €2,000,000. Although Mr. List resigned as director and Chief Executive Officer of the Company and Remedent NV, Mr. List remains involved in the key management of the OTC business.

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

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of:

(a)           Pre-OTC Restructuring Date

Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its subsidiaries, Remedent N.V. (incorporated in Belgium) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) and a subsidiary of Remedent Professional Holdings, Inc., Remedent Asia Pte. Ltd, a wholly-owned subsidiary formed under the laws of Singapore, Sylphar N.V. (incorporated in Belgium as a wholly owned subsidiary on September 24, 2007), and Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008) (collectively, the “Company”).

(b)        Post-OTC Restructuring Date

Remedent, Inc. (formerly Remedent USA, Inc.), a Nevada corporation, and its subsidiaries, Remedent N.V. (incorporated in Belgium)located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California) ), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Remedent OTC B.V., a Dutch Holding company and a 50% owned subsidiary, Sylphar Holding B.V., a Dutch holding company, a 37.50% owned and controlled subsidiary by Remedent Inc, Sylphar N.V., a 100% owned company by Sylphar Holding BV, Sylphar USA, a 100% owned Nevada corporation by Sylphar Holding BV. and Sylphar Asia Pte, a 100 % owned Asian company owned by Sylphar Holding BV (collectively, the “Company”).

Remedent, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. The rebranded Sylphar Asia Pte Ltd (former Remedent Asia Pte. Ltd.), commenced operations as of July 2005.

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

 Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2009, management believes there was no impairment of the Company’s long-lived assets.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe and in the United States of America. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Inventories

The Company purchases certain of its products in components that require assembly prior to shipment to customers. All other products are purchased as finished goods ready to ship to customers.

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $13,204 at March 31, 2009 and $15,812 at March 31, 2008.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2009 and March 31, 2008, advertising expense was $259,408 and $395,964, respectively.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $19,806 and $23,718 as of March 31, 2009 and March 31, 2008, respectively.

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

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains and (losses) of $(668,245) and $60,953 for the years ended March 31, 2009 and 2008, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

Stock Based Compensation

The Company follows the guidance provided by SFAS No. 123R, Share-Based Payment (“SFAS 123R”) as issued by the Financial Accounting Standards Board (“FASB”). SFAS 123R requires accounting for stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements.  We use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued under SFAS No. 123R.  For the years ended March 31, 2009 and March 31, 2008, equity compensation in the form of stock options and grants of restricted stock totaled $670,455 and $189,696 respectively.

Recent Accounting Pronouncements

In May 2009, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, the Company will adopt this standard in the first quarter of fiscal year 2010. The Company is currently assessing the impact of the adoption of SFAS 165, if any, on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective for interim and annual periods ending after September 15, 2009 and as such the Company will adopt this standard in the third quarter of fiscal year 2010. The Company is currently assessing the impact of the adoption of SFAS 162 on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and as such, the Company will adopt FSP FAS 142-3 in the first quarter of fiscal year 2010. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its financial position, results of operations, or cashflows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings. The Company adopted this standard in the fourth quarter of fiscal year 2009 and the adoption did not have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such the Company will adopt this standard in the first quarter of fiscal year 2010. Based on its current operations, the Company does not believe that FAS 160 will have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in the first quarter of fiscal year 2010. The provisions are effective for the Company for business combinations on or after March 30, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (for the Company, March 31, 2008). The Company adopted SFAS No. 159 on March 31, 2008 and the adoption did not have any material impact on its financial position, results of operations or cash flows.

Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to its opening balance of retained earnings on March 26, 2007. In addition, as of March 31, 2009, the Company did not have any material unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.

SFAS 157, among other things, requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The effective date was for fiscal years beginning after November 15, 2007.

SFAS No. 157 establishes a three-tiered hierarchy to prioritize inputs used to measure fair value. Those tiers are defined as follows:
-	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

-
Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

-	Level 3 inputs are unobservable inputs for the asset or liability.

The highest priority in measuring assets and liabilities at fair value is placed on the use of Level 1 inputs, while the lowest priority is placed on the use of Level 3 inputs.

This statement also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As of March 31, 2008, the Company adopted SFAS No. 157, and the adoption did not have a material impact on its financial condition, results of operations, or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2.

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

On December 10, 2008, the Company entered into a Share Purchase Agreement with Remedent, NV, a wholly owned subsidiary of the Company formed under the laws of Belgium (“Remedent NV”), pursuant to which the Company purchased a 99% ownership interest in Sylphar, NV, a subsidiary of the Company formed under the laws of Belgium, from Remedent NV.  As a result of the Sylphar Purchase Agreement, Sylphar NV became a wholly owned subsidiary of the Company. As consideration for the 99 shares (“Sylphar Shares”), the Company agreed to pay Remedent NV €1,881,000, which was based on the valuations provided by an independent assessor, by executing an unsecured non-interest bearing promissory note (the “Promissory Note”) on behalf of Remedent NV for the principal amount of €1,000,160 (the “Debt”) and having the remainder balance of €880,840 reflected on the existing intercompany account between Remedent NV and the Company.

Then pursuant to a Deed of Contribution, the Company transferred all of the Company’s ownership interest in its OTC operating subsidiaries, consisting of Sylphar USA, Remedent Asia PTE, Sylphar NV (“OTC Subsidiaries”), into Remedent OTC BV, a Dutch holding company and a wholly owned subsidiary of the Company (“Remedent OTC”) in exchange for €1,000,160.

Subsequent to the contribution of the OTC Subsidiaries to Remedent OTC, the Company sold fifty percent (50%) of its interest in Remedent OTC to Robin List, a former Chief Executive Officer, President and Director of the Company, in exchange for 723,000 restricted shares of common stock of the Company held by Mr. List (“Exchanged Shares”), pursuant to a Share Purchase Agreement on December 10, 2008.  The Exchanged Shares were returned to treasury.  The Exchanged Shares were valued at $1.15 per share, based on the average of the 52 week high and low bid, for an aggregate value of $831,450.   As a result, Mr. List and the Company equally own 50% of Remedent OTC with the Company currently controlling Remedent OTC through its board representations pursuant to the terms of a certain Voting Agreement entered into by the Company and Mr. List concurrently with the Share Purchase Agreement.  The Voting Agreement provides that, the Company will initially have 2 board representations and Mr. List will have 1 board representation.  However upon the occurrence of a “Triggering Event” (as defined in the Voting Agreement), the Company will have 1 board representation and Mr. List will have 2 board representations.

On December 11, 2008, the Company entered into an Investment and Shareholders’ Agreement with Remedent OTC, Concordia Fund V.C., a non-affiliated Dutch private equity fund (“Concordia”), Mr. List, Sylphar Holding, BV, a Dutch holding company and wholly owned subsidiary of Remedent OTC (“Sylphar Holding”) and the OTC Subsidiaries pursuant to which Concordia agreed to purchase shares of Sylphar Holding from Remedent OTC representing a 12.5% ownership interest in Sylphar Holding for €1,000,000 and invest an additional €1,000,000 in Sylphar Holding for an additional 12.5% ownership interest in Sylphar Holding, representing an aggregate ownership interest of 25% in Sylphar Holding. Furthermore, Concordia was granted a call option exercisable from January 1, 2009 until December 31, 2010, unless otherwise extended to September 30, 2011 pursuant to the terms of such agreement, to purchase an additional 24% ownership interest in Sylphar Holding for €2,000,000 or any pro rata portion thereof.  The shares of Sylphar Holding are subject to certain drag along rights in the event there is an offer to purchase such shares.  It was further agreed upon that the €1,000,000 received from Concordia would be used to pay off the Debt.  Such funds were received from Concordia and used to pay off the Debt in December 2008.  Subsequently, all of the OTC Subsidiaries were transferred and are currently held and operated by Sylphar Holding.

4.	DISTRIBUTION AGREEMENTS

Den-Mat Distribution Agreement

On August 24, 2008, and as amended June 3, 2009, the Company entered into a distribution agreement (the “Distribution Agreement”) with Den-Mat Holdings, LLC, a Delaware limited liability company (“Den-Mat”).   Under the Distribution, the Company appointed Den-Mat to be the sole and exclusive distributor to market, license and sell certain products relating to the Company’s GlamSmile tray technology, including, but not limited to, its GlamSmile veneer products and other related veneer products (the “Products”), throughout the world, with the exception of Australia, Austria, Belgium, Brazil, France (including all French overseas territories “Dom-Tom”), Germany, Italy, New Zealand, Oman, Poland, Qatar, Saudi Arabia, Singapore, Switzerland, Thailand, and United Arab Emirates (collectively the “Excluded Markets”) and the China Market (the “Territory”).

As consideration for such distribution, licensing and manufacturing rights, Den-Mat will pay the Company:

(i)	an initial payment of $2,425,000;
(ii)	a payment of $250,000 for each of the first three contract periods in the initial Guaranty Period, subject to certain terms and conditions;
(iii)	certain periodic payments as additional paid-up royalties in the aggregate amount of $500,000;
(iv)	a payment of $1,000,000 promptly after Den-Mat manufactures a limited quantity of products at a facility owned or leased by Den-Mat;
(v)	a payment of $1,000,000 promptly upon completion of certain training of Den-Mat’s personnel;
(vi)
a payment of $1,000,000 upon the first to occur of (a) February 1, 2009 or (b) the date thirty (30) days after den-Mat sells GlamSmile Products incorporating twenty thousand (20,000) Units/Teeth to customers regardless of whether Den-Mat has manufactured such Units/Teeth in a Den-Mat facility or has purchased such Units/Teeth from Remedent;

(vii)	certain milestone payments; and
(viii)	certain royalty payments.

Further, as consideration for Den-Mat’s obligations under the Distribution Agreement, the Company agreed to, among other things:

(i)
issue to Den-Mat or an entity to be designated by Den-Mat, warrants to purchase up to 3,378,379 shares of the Corporation’s common stock, par value $0.001 per share (the “Warrant Shares”) at an exercise price of $1.48 per share, exercisable for a period of five years (the “Den-Mat Warrant”) (issued in the period ended September 30, 2008) (Note 21);

(ii)
execute and deliver to Den-Mat a registration rights agreement covering the registration of the Warrant Shares (the “Registration Rights Agreement”) which as of March 31, 2009 has not yet been filed; and

(iii)	cause its Chairman of the Board, Guy De Vreese, to execute and deliver to Den-Mat a non-competition agreement.

On June 3, 2009, the Distribution Agreement was amended and restated (the “Amended Agreement”). The Amended Agreement modifies and clarifies certain terms and provisions which among other things includes:

(1) the expansion of the list of Excluded Markets to include Spain, Japan, Portugal, South Korea and South Africa for a period of time;
(2) clarification that Den-Mat’s distribution and license rights are non-exclusive to market, sell and distribute the Products directly to consumers through retail locations (“B2C Market”) in the Territory and an undertaking to form a separate subsidiary to and to issue warrants to Den-Mat in the subsidiary in the event that the Company decides to commercially exploit the B2C Market in North America after January 1, 2010;
(3) subject to certain exceptions, a commitment from the Company to use Den-Mat as its supplier to purchase all of its, and its licensee’s, GlamSmile products in the B2C Market from Den-Mat, with reciprocal commitment from Den-Mat to sell such products;

(4) modification of certain defined terms such as “Guaranty Period,” “Exclusivity Period” and addition of the term “Contract Period”; and
(5) the “Guaranty Period” (as defined therein) is no longer a  three year period but has been changed to the first three “Contract Periods”.  The first Contract Period commences on the first day of the Guaranty Period (which the Parties agreed has commenced as of April 1, 2009), and continues for fifteen (15) months or such longer period that would be necessary in order for Den-Mat to purchase a certain minimum number of Units/Teeth as agreed upon in the Amended Agreement (“Minimum Purchase Requirement”) in the event that the Company’s manufacturing capacity falls below a certain threshold.  The second and each subsequent GlamSmile Contract Period begins on the next day following the end of the preceding “Contract Period” and continues for twelve (12) months or such longer period that would be necessary in order for Den-Mat to meet its Minimum Purchase Requirement in the event that the Company’s manufacturing capacity falls below a certain threshold.

First Fit Distribution Agreement

Subsequent to the Company’s year  ended March 31, 2009, on June 3, 2009, the Company entered into the First Fit-Crown Distribution and License Agreement (the “First Fit Distribution Agreement”) with Den-Mat.  Under the terms of the First Fit Distribution Agreement, the Company appointed Den-Mat to be ts sole and exclusive distributor to market, license and sell certain products relating to the Company’s proprietary First Fit technology (the “First Fit Products”), in the United States, Canada and Mexico (the “First Fit Territory”).  In connection therewith, the Company also granted Den-Mat certain non-exclusive rights to manufacture and produce the First Fit Products in the First-Fit Territory; and a sole and exclusive transferable and sublicensable right and license to use the Company’s intellectual property rights relating to the First Fit Products to perform its obligations as a distributor (provided the Company retains the right to use and license related intellectual property in connection with the manufacture of the First Fit Products for sale outside of the  First Fit Territory).

Consummation of the First Fit Distribution Agreement is subject to: completion of Den-Mat’s due diligence; execution and delivery of Non-Competition Agreements; and the delivery of the Development Payment and first installment of the License Payment (the “Development Payment” and License Payment” are defined below).

Under the First Fit Distribution Agreement, the Company granted such distribution rights, licensing rights and manufacturing rights, in consideration for the following:  (i) a non-refundable development fee of Four Hundred Thousand Dollars ($400,000) (the “Development Payment”) payable in two installments of $50,000 each, one within seven days after the effective date of the First Fit Distribution Agreement, and another $350,000 payment within twenty one days after the Effective Date; (ii) a non-refundable license fee of $600,000 payable in three equal installments of $200,000 each, with the first installment payable on the Closing Date, and with the second and third installments payable on the 30th and 60th day, respectively, after the Closing Date; (iii) certain royalty payments based on the sales of the First Fit Products by Den-Mat or its sublicensees; and (iv) certain minimum royalty payments to maintain exclusivity.

Den-Mat’s rights as an exclusive distributor and licensee will continue at least through the first Contract Period (defined below) and until the termination of the First Fit Distribution Agreement.  Den-Mat’s exclusivity ends at the end of any Contract Period in which Den-Mat fails to make certain minimum royalty payments.  In the event that such exclusivity is terminated, Den-Mat has the option to either terminate the First Fit Distribution Agreement upon ninety (90) days written notice, or become a non-exclusive distributor and licensee, in which event Den-Mat’s obligation to pay certain agreed upon royalties would continue.  “Contract Period”  means the following periods: (A) the first eighteen months beginning on the first day of the month following the month in which the Closing occurs, provided that if Den-Mat is not fully operational within sixty days after the Closing Date, the first Contract Period will be extended by one day for each day after the sixtieth day until Den-Mat becomes fully operational; (B) the subsequent twelve months; and (C) each subsequent twelve month period thereafter, in each case during which the First Fit Distribution Agreement is in effect.

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

Further, pursuant to the terms of the Stock Purchase Agreement, the Company agreed to register the Shares or the Warrant Shares, as applicable, on a registration statement with the U.S. Securities and Exchange Commission no later than thirty (30) calendar days following the date of the Holder’s election, but no sooner than seventy-five (75) days from the effective date of the Stock Purchase Agreement.  All of the securities issued to the two Glamtech shareholders will be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2), and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

As of March 31, 2009, the total costs of this private placement were $1,235,223, comprising of: commissions of $762,505; out-of-pocket costs of $25,000; professional fees of $375,738 and direct travel costs of $71,980; and have been recorded against share capital as a cost of financing.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2009 four customers accounted for a total of 30%, 19%, 18% and 11% of the Company’s trade accounts receivable.  At March 31, 2008 two customers accounted for 25% and 10% of the Company’s trade accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the year ended March 31, 2009, the Company had five suppliers who accounted for 20% of gross purchases.  For the year ended March 31, 2008, the Company had one supplier who accounted for 33% of gross purchases and four other suppliers who accounted for between 14% and 21% of gross purchases each.

Revenues — For the year ended March 31, 2009 the Company had one customer that accounted for 45.5% of total revenues.  For the year ended March 31, 2008 the Company had one customer that accounted for 16% of total revenues.

8.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2009	March 31, 2008
Accounts receivable, gross	$3,242,086	$1,935,101
Less: allowance for doubtful accounts	(33,966)	(32,181)
Accounts receivable, net	$3,208,120	$1,902,920

9.	INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2009	March 31, 2008
Raw materials	$20,941	$29,788
Components	1,017,286	970,101
Finished goods	912,923	376,632
	1,951,150	1,376,521
Less: reserve for obsolescence	(13,204)	(15,812)
Net inventory	$1,937,946	$1,360,709

10.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2009	March 31, 2008
Prepaid materials and components	$1,127,225	$588,639
Prepaid Belgium income taxes	—	79,060
Prepaid consulting	18,119	62,237
VAT payments in excess of VAT receipts	99,315	117,467
Royalties	39,053	39,530
Prepaid trade show expenses	—	25,276
Prepaid rent	1,584	10,812
Other	25,604	47,152
	$1,310,900	$970,173

11.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2009	March 31, 2008
Furniture and Fixtures	$350,662	$182,079
Machinery and Equipment	1,351,870	801,251
Tooling	188,450	254,450
	1,890,982	1,237,780
Accumulated depreciation	(865,983)	(545,171)
Property & equipment, net	$1,024,999	$692,609

12.   LONG TERM INVESTMENTS AND ADVANCES

Innovative Medical & Dental Solutions, LLC (“IMDS, LLC”)

Effective July 15, 2007 the Company entered into a Limited Liability Company Merger and Equity Reallocation Agreement (the “Participation Agreement”) through its subsidiary, Remedent N.V. Pursuant to the terms of the Participation Agreement, the Company acquired a 10% equity interest in IMDS, LLC in consideration for $300,000 which was converted against IMDS receivables.

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

As of March 31, 2009 the Company has recorded a 100% allowance against its investment in IMDS because IMDS financial information is unavailable.  The provision will be re-evaluated as soon as information becomes available.

Soca Networks Singapore (“Soca”)

Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms. The balance of $375,000 is to be paid through the issuance of 220,588 common shares of the Company’s common stock. The final agreement is currently being negotiated and management expects to close the agreement, and issue the 220,588 common shares during the remainder  of calendar year 2009.

13.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $29,250 of accumulated amortization for this patent as of March 31, 2009. The Company accrues this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of March 31, 2009 (2008-Nil).

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. As of March 31, 2009 the Company has not yet received the final Product. The patent is being amortized over five (5) years and accordingly, the Company has recorded $79,240 of accumulated amortization for this patent as of March 31, 2009.

14.	LINE OF CREDIT

On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2009 and March 31, 2008, Remedent N.V. and Sylphar N.V. had in aggregate, $660,200 and $779,718 in advances outstanding, respectively, under this mixed-use line of credit facility.

15.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $92,819). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $162,894). On May 15, 2008, the Company entered into a third capital lease agreement over a three year period  for additional manufacturing equipment totaling €63,395 (US $83,707).

The leases require monthly payments of principal and interest at 7.43% of €1,172 (US$1,547 at March 31, 2009) for the first two leases and 9.72% of €2,056 (US $2,715 at March 31, 2009) and provide for buyouts at the conclusion of the five year term of €2,820 (US$3,724) or 4.0% of original value for the first two contracts and €4,933 (US $6,514) or 4.0% of the original value for the second contract. The third lease contract requires monthly payments of principal and interest at 9.40% of €1,761 (US $2,325 at March 31, 2009) and provides for buyout at the conclusion of the three year term of €634 (US $837) or 1% of the original value of this contract.

The net book value as of March 31, 2009 and March 31, 2008 of the equipment subject to the foregoing leases are $179,339 and $251,854, respectively.

16.	RELATED PARTY TRANSACTIONS

Transactions with related parties consisted of the following:

Compensation:

During the years ended March 31, 2009 and 2008 respectively, the Company incurred $861,044 and $671,170 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc., to which goods were sold during the years ended March 31, 2009 and 2008 totaling $79,459 and $87,790 respectively. Accounts receivable at year end with this customer totaled $31,895 and $91,533 as at March 31, 2009 and 2008 respectively.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers. Other related party transactions are disclosed in Note 20.

17.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2009	March 31, 2008
Accrued employee benefit taxes and payroll	$246,925	$178,645
Accrued Travel	13,170	17,667
Advances and deposits	298,809	212,736
Commissions	258,105	130,875
Accrued audit and tax preparation fees	8,947	4,000
Reserve for warranty costs	19,806	23,718
Accrued interest	1,279	984
Accrued consulting fees	37,308	35,204
Other accrued expenses	706,011	177,908
	$1,590,360	$781,737

18.	INCOME TAXES

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

The domestic and foreign (“Belgium” and “Singapore”) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2009	March 31, 2008
Domestic	$(7,459,399)	$(1,722,134)
Foreign	4,653,325	(1,366,132)
	$(2,806,074)	$(3,088,266)

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2009	March 31, 2008
Domestic — Net operating loss carryforward	$6,172,631	$3,561,841
Foreign — Net operating loss carryforward	(838,728)	639,893
Total	5,333,902	4,201,734
Valuation allowance	(5,333,902)	(4,201,734)
Net deferred tax assets	$—	$—

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2009 and March 31, 2008 are as follows:

	March 31, 2009	March 31, 2008
Domestic
Pre tax income (loss)	$(7,459,399)	$(1,722,134)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(2,610,790)	(602,747)
Valuation allowance	2,610,790	602,747
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	4,653,325	(1,366,132)
Statutory tax rate	35%	32%
Tax expense (benefit) based upon statutory rate	1,478,621	(437,162)
Permanent differences	(1,478,621)	437,162
Net operating loss	—	—
Net foreign income tax (benefit)	—	—
Total Income tax (benefit )	$—	$—

19.	CAPITAL STOCK

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

20.	EQUITY COMPENSATION PLANS

As of March 31, 2009, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2009 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,918,166	$1.15	131,834
Equity Compensation Plans not approved by security holders	447,298	$1.64	NA
Total	2,365,464	$1.24	131,834

On March 19, 2009, the Company granted to its directors, officers and employees 965,000 ten year options to purchase the Company’s common stock at an exercise price of $0.50, the market value of the Company’s stock on the date of grant. A total of 645,000 of the options were granted to officers and directors and were fully vested upon issue and the balance of the options vest over three years. The value of the foregoing option grants based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $0.50 per share, an annualized volatility of 141%, a risk free interest rate of 2.17% and an expected life of ten years is $0.39 per option granted, for a total value of approximately $471,342.

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

On September 21, 2007 the Company granted to employees and directors a total of 570,000 options to purchase the Company’s common stock at a price of $1.75 per share. These options will vest over the next 3 years and are exercisable for a period of 10 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 7 years resulting in a value of $1.47 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $308,104 has been recorded in the year ended March 31, 2009 (2008 - $160,916).

On August 17, 2007, pursuant to the terms of the Company’s 2004 Plan, the Company granted to an employee 100,000 options to purchase the Company’s common stock at a price of $1.50 per share. These options will vest over the next 3 years and are exercisable for a period of 5 years. The Company valued the foregoing options using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 115%; risk free interest rate of 4.75% and an average life of 5 years resulting in a value of $1.24 per option granted. The value of these options will be recognized on a straight-line basis over the next three years and accordingly a value of $45,596 has been recorded in the year ended March 31, 2009 (2008 - $28,780).

On October 12, 2005, the Company entered into an Employment Agreement with an individual to render full-time employment to the Company as for an initial term of three (3) years whose duties include managing worldwide sales for the Company. The agreement automatically renews for an additional one (1) year period at the end of each then existing term, unless one party gives to the other written notice to terminate. The agreement provides for an annual salary of $275,000 and quarterly bonuses in the amount of $25,000, subject to certain conditions. The agreement also granted 400,000 options under the Company’s 2004 Incentive and Non-statutory Stock Option Plan (the “Stock Plan”). The options were priced at $4.00. The options vest one third each on the last day of the first, second and third years of employment. These options have a term of eight (8) years from the date of grant and are subject to other standard terms and conditions under the Stock Plan and contain standard anti-dilution language and a provision for cashless exercise. The value of the foregoing option grant based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $3.50 per share, an annualized volatility of 155%, a risk free interest rate of 4.5% and an expected life of eight years is $3.41 per option granted, for a total value of approximately $1,364,490.

A summary of the option activity for the years ended March 31, 2009 and 2008 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
		$		$		$		$
Options outstanding, March 31, 2007	222,500	1.29	210,666	3.19	—	—	—	—
Granted	—	—	—	—	520,000	1.75	150,000	1.75
Exercised	—	—	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—	—	—
Options outstanding, March 31, 2008	222,500	1.29	210,666	3.19	520,000	1.75	150,000	1.75
Granted	27,500	0.50	457,500	0.50	480,000	0.50	—	—
Exercised		—	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—	—	—
Options outstanding, March 31, 2009	250,000	1.29	668,166	0.89	1,000,000	1.15	150,000	1.75
Options exercisable March 31, 2009	222,500	1.29	455,666	1.65	706,666	1.04	100,000	1.75
Exercise price range	$0.50 - $2.39		$0.50 - $4.00		$0.50 - $1.75		$1.75
Weighted average remaining life	4.0 years		5.43 years		9.20 years		8.72 years

During the year ended March 31, 2009 the Company granted 965,000 employee stock options which were valued at $471,342 based upon the Black-scholes option pricing model utilizing a market price on the date of grant of $0.50 per share, an annualized volatility of 141%, a risk free interest rate of 2.17% and an expected life of ten years.  A total of 845,000 of these options were granted to officers and directors and vest as follows: 645,000 immediately and 120,000 over three years.  The balance of 120,000 options vest over three years.  The value of all options is recognized over their vesting period.

During the year ended March 31, 2008 the Company granted 670,000 employee stock options which were valued at $958,667 based upon the Black-scholes option pricing model utilizing a market price on the date of grant of $1.50 - $1.65 per share, an annualized volatility of 115%, a risk free interest rate of 4.75% and an expected life of 7 years.  A total of 300,000 of these options were granted to officers and directors and vested as follows: 200,000 immediately and 100,000 over three years.  The balance of 370,000 options vest over three years.  The value of all options is recognized over their vesting period.

For the year ended March 31, 2009, the Company recognized $670,455 (2008 — $189,696) in compensation expense in the consolidated statement of operations

21.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of March 31, 2009, the Company has warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2007	3,105,651	$1.72
Granted	4,200,000	1.55
Exercised	(10,000)	1.59
Cancelled or expired	(35,725)	—
Warrants exercisable March 31, 2008	7,259,926	1.67
Granted	3,378,379	1.48
Exercised	—	—
Cancelled or expired	—	—
Warrants exercisable March 31, 2009	10,638,305	$1.58
Exercise price range	$1.48 to $3.00
Weighted average remaining life	3.29 Years

During the year ended March 31, 2009 the Company granted 3,378,379 warrants pursuant to a Distribution Agreement (Note 4) which were valued at $4,323,207 based upon the Black-scholes option pricing model utilizing a market price on the date of grant of $1.48 per share, an annualized volatility of 131%, a risk free interest rate of 3.07% and an expected life of five years.

22.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V. and Remedent Asia Ltd. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

	March 31, 2009	March 31, 2008
U.S. sales	$8,362,058	$1,598,046
Foreign sales	6,277,483	5,884,215
	$14,639,541	$7,482,261

23.	COMMITMENTS

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,266 per month ($9,594 per month at March 31, 2009). The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2009 is $201,475.

The Company leases a smaller office facility of 2,045 square feet  in Gent, Belgium to support the sales and marketing  division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €2,527 per month ($3,336 per month at March 31, 2009). The minimum aggregate rent to be paid over the remaining lease term based upon the conversion rate for the € at March 31, 2009 is $337,051.

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2009:

March 31, 2010	$288,245
March 31, 2011	250,953
March 31, 2012	70,780
March 31, 2013	40,046
March 31, 2014	40,046
After five years	150,171
Total:	$840,241

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