Form 10-Q
period 2009-06-30
REMEDENT, INC.
filed 2009-08-14
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes ☒                                No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Yes ☐                                No ☒

As of August 7, 2009, there were 19,995,969 outstanding shares of the registrant’s common stock, includes  723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,598,294	$1,807,271
Accounts receivable, net of allowance for doubtful accounts of $36,188 at June 30, 2009 and $33,966 at March 31, 2009	3,373,343	3,208,120
Inventories, net	2,056,141	1,937,946
Prepaid expenses	1,321,700	1,310,900
Total current assets	8,349,478	8,264,237
PROPERTY AND EQUIPMENT, NET	1,001,394	1,024,999
OTHER ASSETS
Long term investments and advances	750,000	750,000
Patents, net	75,092	163,106
Total assets	$10,175,964	$10,202,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$59,414	$78,798
Line of Credit	1,477,140	660,200
Accounts payable	1,508,368	1,398,420
Accrued liabilities	987,286	1,590,360
Income taxes payable	37,107	39,339
Total current liabilities	4,069,315	3,767,117
Long term debt less current portion	100,542	100,542
Total liabilities	4,169,857	3,867,659

EQUITY:
REMEDENT, INC. STOCKHOLDERS’ EQUITY
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2009 and March 31, 2009)	19,996	19,996
Treasury stock, at cost; 723,000 shares at June 30, 2009 and March 31, 2009	(831,450)	(831,450)
Additional paid-in capital	24,207,505	24,106,055
Accumulated deficit	(17,765,460)	(17,216,028)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(583,027)	(640,595)
Total Remedent, Inc. stockholders’ equity	5,047,564	5,437,978
Non-controlling interest (Note 2)	958,543	896,705
Total stockholders’ equity	6,006,107	6,334,683
Total liabilities and equity	$10,175,964	$10,202,342

COMMITMENTS (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	June 30,
	2009	2008

Net sales	$2,160,803	$3,635,479
Cost of sales	1,096,007	1,269,424
Gross profit	1,064,796	2,366,055
Operating Expenses
Research and development	26,598	124,948
Sales and marketing	350,935	671,299
General and administrative	1,042,764	1,130,313
Depreciation and amortization	173,444	91,261
TOTAL OPERATING EXPENSES	1,593,741	2,017,831
INCOME (LOSS) FROM OPERATIONS	(528,945)	348,224
OTHER INCOME (EXPENSES)
Interest expense	(24,647)	(35,343)
Other income	65,998	17,621
TOTAL OTHER INCOME (EXPENSES)	41,351	(17,723)

NET (LOSS) INCOME	(487,594)	330,501

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	61,838	—

NET (LOSS) INCOME ATTRIBUTABLE TO REMEDENT, INC. Common Stockholders	$(549,432)	$330,501

INCOME (LOSS) PER SHARE
Basic	$(0.03)	$0.02
Fully diluted	$(0.03)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	18,637,803
Fully diluted	32,702,274	27,000,995

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended June 30, (Unaudited)
	2009	2008

Net (Loss) Income Attributable to Remedent Common Stockholders	$(549,432)	$330,501

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	57,568	27,592

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(491,864)	358,093

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	42,248	—

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO REMEDENT Common Stockholders	$(534,112)	$358,093

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(487,594)	$330,501
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	173,444	91,261
Inventory reserve	864	(48)
Allowance for doubtful accounts	2,222	(98)
Value of stock options issued to employees	101,450	88,425
Changes in operating assets and liabilities:
Accounts receivable	(165,223)	(541,169)
Inventories	(118,195)	(89,987)
Prepaid expenses	(10,800)	92,697
Accounts payable	109,948	(148,010)
Accrued liabilities	(603,074)	34,286
Income taxes payable	(2,232)	—
Net cash used by operating activities	(999,190)	(142,152)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(68,144)	(205,002)
Net cash used by investing activities	(68,144)	(205,002)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) capital lease note payable	(19,384)	82,611
Proceeds from line of credit	816,940	34,286
Net cash provided by financing activities	797,556	116,897
NET (DECREASE) INCREASE IN CASH	(269,778)	(312,868)
Effect of exchange rate changes on cash and cash equivalents	60,801	52,279
CASH AND CASH EQUIVALENTS, BEGINNING	1,807,271	1,728,281
CASH AND CASH EQUIVALENTS, ENDING	$1,598,294	$1,467,692
Supplemental Information:
Interest paid	$15,867	$23,443
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended March 31, 2010. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2009, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Non-controlling Interest

The Company adopted SFAS 160 — Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”) as of April 1, 2009. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. The adoption of SFAS 160 impacted the presentation of our consolidated financial position, results of operations and cash flows.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s long-term debt consists of its revolving credit facility and long-term capital lease obligations. The carrying value of the revolving credit facility approximates fair value because of its variable short-term interest rates.  The fair value of the Company’s long-term capital lease obligations is based on current rates for similar financing.

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.  The reclassifications included the retrospective adoption of SFAS 160 as described in Note 2 under “Non-controlling Interest”.  The reclassification had no impact upon previously reported net income available to common stockholders or earnings per share.

Adoption of New Accounting Standards

Effective April 1, 2009, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events.” This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. The guidance in this Statement is very similar to current guidance provided in auditing literature and, therefore, will not result in significant changes in practice. Subsequent events have been evaluated through the date our interim financial statements were issued—the filing time and date of our first quarter 2010 Quarterly Report on Form 10-Q.

 In April 2009, the FASB issued three FASB Staff Positions (FSP’s) that are intended to provide additional application guidance and enhance   disclosures about fair value measurements and impairments of securities.

•
FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and   Identifying Transactions That Are Not Orderly” (FSP 157-4), clarifies the objective and method of fair value measurement even when there has   been a significant decrease in market activity for the asset being   measured.

•
FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation   of Other-Than-Temporary Impairments”, (FSP 115-2 and FSP 124-2),   establish a new model for measuring other-than-temporary impairments for   debt securities, including criteria for when to recognize a write-down   through earnings versus other comprehensive income.

•
FSP No. 107-1 and   APB 28-1, “Interim Disclosures About Fair Value of Financial   Instruments”, expand the fair value disclosures required for all   financial instruments within the scope of SFAS, No. 107, “Disclosures   about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1) to   interim periods. This guidance increases the frequency of fair value disclosures from annual only to quarterly. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. 107-1 did not have a material effect on the Company’s results of operations or consolidated financial position, but will enhance required disclosures.

All of these FSP’s are effective for interim and annual   periods ending after June 15, 2009, our quarter ended June 30, 2009.   The adoption of these FSP’s will not have a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30,   2009 resulted in increased disclosures in our consolidated financial  statements.

Recently Issued Accounting Pronouncement

In June 2009, the FASB issued Statement No.168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FAS 168"). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how we reference various elements of GAAP when preparing our financial statement disclosures, but will have no impact on our financial position, results of operations or cash flows.

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
(4) modification of certain defined terms such as “Guaranty Period,” “Exclusivity Period” and addition of the term “Contract Period”; and
(5) the “Guaranty Period” (as defined therein) is no longer a  three year period but has been changed to the first three “Contract Periods”.  The first Contract Period commences on the first day of the Guaranty Period (which the Parties agreed has commenced as of April 1, 2009), and continues for fifteen (15) months or such longer period that would be necessary in order for Den-Mat to purchase a certain minimum number of Units/Teeth as agreed upon in the Amended Agreement (“Minimum Purchase Requirement”) in the event that the Company’s manufacturing capacity falls below a certain threshold.  The second and each subsequent GlamSmile Contract Period begins on the next day following the end of the preceding “Contract Period” and continues for twelve (12) months or such longer period that would be necessary in order for Den-Mat to meet its Minimum Purchase Requirement in the event that the Company’s manufacturing capacity falls below a certain threshold

First Fit Distribution Agreement

On June 3, 2009, the Company entered into the First Fit-Crown Distribution and License Agreement (the “First Fit Distribution Agreement”) with Den-Mat.  Under the terms of the First Fit Distribution Agreement, the Company appointed Den-Mat to be its sole and exclusive distributor to market, license and sell certain products relating to the Company’s proprietary First Fit technology (the “First Fit Products”), in the United States, Canada and Mexico (the “First Fit Territory”).  In connection therewith, the Company also granted Den-Mat certain non-exclusive rights to manufacture and produce the First Fit Products in the First-Fit Territory; and a sole and exclusive transferable and sub-licensable right and license to use the Company’s intellectual property rights relating to the First Fit Products to perform its obligations as a distributor (provided the Company retains the right to use and license related intellectual property in connection with the manufacture of the First Fit Products for sale outside of the  First Fit Territory).

Consummation of the First Fit Distribution Agreement is subject to: completion of Den-Mat’s due diligence; execution and delivery of Non-Competition Agreements; and the delivery of the Development Payment and first installment of the License Payment (the “Development Payment” and License Payment” are defined below).

Under the First Fit Distribution Agreement, the Company granted such distribution rights, licensing rights and manufacturing rights, in consideration for the following:  (i) a non-refundable development fee of Four Hundred Thousand Dollars ($400,000) (the “Development Payment”) payable in two installments of $50,000 each, one within seven days after the effective date of the First Fit Distribution Agreement, and another $350,000 payment within twenty one days after the Effective Date ($400,000 received as at June 30, 2009); (ii) a non-refundable license fee of $600,000 payable in three equal installments of $200,000 each, with the first installment payable on the Closing Date, and with the second and third installments payable on the 30th and 60th day, respectively, after the Closing Date; (iii) certain royalty payments based on the sales of the First Fit Products by Den-Mat or its sublicensees; and (iv) certain minimum royalty payments to maintain exclusivity.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At June 30, 2009.two customers accounted for a total of 55% of the Company’s trade accounts receivable.  At June 30, 2008, one customer accounted for a total of 44% of the Company’s trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the three months ended June 30, 2009 the Company had five suppliers who accounted for 28% of gross purchases.  For the three months ended June 30, 2008 the Company had five suppliers who accounted for 29% of gross purchases.

Revenues — For the three months ended June 30, 2009 the Company had five customers that accounted for 64% of total revenues.  For the three months ended June 30, 2008 the Company had one customer that accounted for 36% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

A summary of accounts receivable and allowance for doubtful accounts as of June 30, 2009 and March 31, 2009 is as follows:

	June 30, 2009	March 31, 2009
Accounts receivable, gross	$3,409,531	$3,242,086
Less: allowance for doubtful accounts	(36,188)	(33,966)
Accounts receivable, net	$3,373,343	$3,208,120

7.	INVENTORIES

Inventories at June 30, 2009 and March 31, 2009 are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2009	March 31, 2009
Raw materials	$24,488	$20,941
Components	1,017,967	1,017,286
Finished goods	1,027,754	912,923
	2,070,209	1,951,150
Less: reserve for obsolescence	(14,068)	(13,204)
Net inventory	$2,056,141	$1,937,946

8.	PREPAID EXPENSES

	June 30, 2009	March 31, 2009
Prepaid materials and components	$1,088,187	$1,127,225
Prepaid consulting	16,974	18,119
VAT payments in excess of VAT receipts	116,966	99,315
Royalties	41,609	39,053
Prepaid trade show expenses	12,484	—
Prepaid rent	1,688	1,584
Other	43,792	25,604
	$1,321,700	$1,310,900

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2009	March 31, 2009
Furniture and Fixtures	$353,788	$350,662
Machinery and Equipment	1,416,888	1,351,870
Tooling	188,450	188,450
	1,959,126	1,890,982
Accumulated depreciation	(957,732)	(865,983)
Property & equipment, net	$1,001,394	$1,024,999

10.	LONG TERM INVESTMENTS AND ADVANCES

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

The agreement stipulates certain exclusive worldwide rights to certain tooth whitening technology, and the right to purchase at standard cost certain whitening lights and accessories and to sell such lights in markets not served by the LLC. The terms of the Participation Agreement also provide that Remedent N.V. has the first right to purchase additional equity. Parties to the Participation Agreement include two officers of IMDS, LLC, and an individual who is both an officer and director of Remedent Inc., and certain unrelated parties.

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

As of June 30, 2009 the Company had recorded a 100% allowance against its investment in IMDS because IMDS financial information is unavailable.  The provision will be re-evaluated as soon as information becomes available.

Soca Networks Singapore (“Soca”)

Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms. The balance of $375,000 was paid through the issuance of 220,588 common shares of the Company’s common stock. The final agreement is currently being negotiated and management expects to close the agreement, and issue the 220,588 common shares during the remainder of calendar year 2009.

11.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $30,875 of accumulated amortization for this patent as of June 30, 2009. The Company accrues this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of June 30, 2009 (March 31, 2009-Nil).

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by the Company in September 2005 and the remaining €25,000 to be paid upon the Company’s first shipment of a product covered by the patent. As of June 30, 2009 the Company has not yet received the final Product. The patent is being amortized over five (5) years and accordingly, the Company has recorded $85,183 of accumulated amortization for this patent as of June 30, 2009.

12.	LINE OF CREDIT

On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility. Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of June 30, 2009 and March 31, 2009, Remedent N.V. and Sylphar N.V. had in aggregate, $1,447,140 and $660,200 in advances outstanding, respectively, under this mixed-use line of credit facility.

13.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $85,231). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $157,503). On May 15, 2008, the Company entered into a third capital lease agreement over a three year period for additional manufacturing equipment totaling €63,395 (US $98,516).

The leases require monthly payments of principal and interest at 7.43% of €1,172 (US$1,649 at June 30, 2009) for the first two leases and 9.72% of €2,056 (US $2,892 at June 30, 2009) and provide for buyouts at the conclusion of the five year term of €2,820 (US$3,967) or 4.0% of original value for the first two contracts and €4,933 (US $6,940) or 4.0% of the original value for the second contract. The third lease contract requires monthly payments of principal and interest at 9.40% of €1,761 (US $2,477 at June 30, 2009) and provides for buyout at the conclusion of the three year term of €634 (US $892) or 1% of the original value of this contract.

The net book value as of June 30, 2009 and March 31, 2009 of the equipment subject to the foregoing leases are $159,955 and $179,339, respectively.

14.	RELATED PARTY TRANSACTIONS

Transactions with related parties, not disclosed elsewhere in these financial statements, consisted of the following:

Compensation:

During the three months ended June 30, 2009 and 2008 the Company incurred $171,460 and $179,632 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc., to which goods were sold during the three months ended June 30, 2009 and 2008 totaling $0 and $34,980 respectively. Accounts receivable at period end with this customer totaled $33,982 and $31,895 as at June 30, 2009 and March 31, 2009 respectively.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

15.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2009	March 31, 2009
Accrued employee benefit taxes and payroll	$188,449	$246,925
Accrued Travel	16,234	13,170
Advances and deposits	316,572	298,809
Commissions	253,136	258,105
Accrued audit and tax preparation fees	11,224	8,947
Reserve for warranty costs	21,102	19,806
Accrued interest	—	1,279
Accrued consulting fees	13,799	37,308
Other accrued expenses	166,770	706,011
	$987,286	$1,590,360

16.	EQUITY COMPENSATION PLANS

As of June 30, 2009, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of June 30, 2009 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,918,166	$1.15	131,834
Equity Compensation Plans not approved by security holders	447,298	$1.64	NA
Total	2,365,464	$1.24	131,834

A summary of the option activity for the three month period ended June 30, 2009 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
			$		$		$	$
Options outstanding, March 31, 2009	250,500	1.29	668,166	0.89	1,000,000	1.15	150,000		1.75
Granted	—	—	—	—	—	—	—		—
Exercised	—	—	—	—	—	—	—		—
Cancelled or expired	—	—	—	—	—	—	—		—
Options outstanding, June 30, 2009	250,000	1.29	668,166	0.89	1,000,000	1.15	150,000		1.75
Options exercisable June 30, 2009	222,500	1.29	522,333	1.65	756,666	1.04	100,000		1.75
Exercise price range	$0.50 - $2.39		$0.50 - $4.00		$0.50 - $1.75		$1.75
Weighted average remaining life	3.5 years		5.10 years		8.70 years		8.23 years

For the three month period ended June 30, 2009 the Company recognized $101,450 (2008 — $88,425) in compensation expense in the consolidated statement of operations

17.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of June 30, 2009, the Company has warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2009	10,638,305	$1.58
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Warrants exercisable June 30, 2009	10,638,305	$1.58
Exercise price range	$1.20 to $3.00
Weighted average remaining life	2.8 Years

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

Customers Outside of the United States

	June 30, 2009	June 30, 2008
U.S. sales	$487,845	$2,158,900
Foreign sales	1,672,958	1,476,579
	$2,160,803	$3,635,479

19.	COMMITMENTS

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,266 per month ($10,222 per month at June 30, 2009).

The Company leases a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €2,527 per month ($3,555 per month at June 30, 2009).

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at June 30, 2009:

March 31, 2010	$290,691
March 31, 2011	253,512
March 31, 2012	73,036
March 31, 2013	42,666
March 31, 2014	42,666
After five years	159,998
Total:	$862,569

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

20.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 14, 2009, the date these financial statements were issued.  No events required disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2009 and 2008. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2009 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2009	2008

NET SALES	100.00%	100.00%
COST OF SALES	50.72%	34.92%
GROSS PROFIT	49.28%	65.08%
OPERATING EXPENSES
Research and development	1.23%	3.44%
Sales and marketing	16.24%	18.47%
General and administrative	48.26%	31.09%
Depreciation and amortization	8.03%	2.51%
TOTAL OPERATING EXPENSES	73.76%	55.50%
INCOME (LOSS) FROM OPERATIONS	(24.48)%	9.58%
Other income (expense)	1.91%	(0.49)%
(LOSS) INCOME	(22.57)%	9.09%
Non-controlling interest	(2.86)%	—
NET INCOME (LOSS)	(25.43)%	9.09%

Net Sales

We experienced a sales decrease for the three months ended June 30, 2009 of $1,474,676, or 40.6%, to $2,160,803 as compared to $3,635,479 for the three months ended June 30, 2008.  The decrease in sales was mainly due to the non-recurrence of two exclusive license fees that were invoiced during the quarter ending June 30, 2008. The exclusive license fees were for the territories of the United States of America and the United Kingdom, and amounted to $1,250,000. Also, during the quarter ended June 30, 2009, we experienced a delay in the set up of our production facility, which resulted in reduced sales.

Cost of Sales

Our cost of sales decreased for the three months ended June 30, 2009 by $173,417, or 13.7%, to $1,096,007 as compared to $1,269,424 for the three months ended June 30, 2008. Cost of sales, as a percentage of net sales, has increased to 50.7% in the quarter ended June 30, 2009 as opposed to 34.9% in the quarter ended June 30, 2008.  Cost of sales as a percentage of net sales has increased mainly because June 30, 2008 net sales were higher than net sales for the period ended June 30, 2009, as noted above.

We continue to closely monitor and look for new strategies to optimize and improve our current processes in order to decrease our costs.

Gross Profit

Our gross profit decreased by $1,301,259 or 55%, to $1,064,796 for the three month period ended June 30, 2009 as compared to $2,366,055 for the three month period ended June 30, 2008. Our gross profit as a percentage of sales decreased to 49.3% in the three months ended June 30, 2009 as compared to 65.1% for the three months ended June 30, 2008. The decrease in gross profit is the result of the licensee fees which where invoiced during last year’s quarter ending June 30, 2008, as noted above.

Operating Expenses

Research and Development.  Our research and development expenses decreased by $98,350 to $26,598, 78.7%, for the three months ended June 30, 2009 as compared to $124,948 for the three months ended June 30, 2008.  The principal reason for this decrease is that the new products, in which we invested in R&D last year, are now products that are brought up to new  saleable products which are being sold currently.

Sales and marketing costs. Our sales and marketing costs decreased by $320,364 or 47.7%, to $350,935 for the three months ended June 30, 2009 as compared to $671,299 for the three months ended June 30, 2008. The decrease is largely due to the Company’s USA sales reorganization.  Rather than funding a direct sales office in the USA, the Company has chosen to sell into the USA via a distributor, thereby enabling a significant reduction in sales and marketing costs.

      General and administrative costs.  Our general and administrative costs for the three months ended June 30, 2009 and 2008 were $1,042,764 and $1,130,313, respectively, representing a decrease of $87,549 or 7.7%.  The Company’s general and administrative costs have also decreased as a result of the Company’s USA sales reorganization, as noted above.

Depreciation and amortization. Our depreciation and amortization increased $82,183 or 90.1%, to $173,444 for the three months ended June 30, 2009 as compared to $91,261 for the three months ended June 30, 2008.  The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity. This investment allowed us to streamline and improve production significantly with resultant increases in capacity and quality as well as decreased costs. Secondly, investments are being made in software and related hardware to bring the design of veneers to the next level which will allow the dentist to modify the design of the final product, gaining substantial time in the production process.

Other income  (expense).  Our other income (expense) was $41,351 for the three months ended June 30, 2009 as compared to ($17,723) for the three months ended June 30, 2008, a decrease of $59,074, or 333%. Interest expense has decreased primarily because of decreased utilization of our available bank credit line, offset by interest revenue earned on outstanding bank balances.

Liquidity and Capital Resources

Liquidity

We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year. Our basis for this is the following.

•	During December 2008, we implemented cost reduction measures, including the reorganisation of our direct sales office in the United States of America.
•	During December 2008, we restructured our over-the-counter business
•
During August 2008, and as amended during June 2009, we entered into distribution agreements.  As a result of these developments, we have begun the process of reducing our operations in the United States, thereby enabling considerable cost savings.

•	We continue to review our inventory and plan to reduce the levels.
•	We do not expect to purchase or sell any property or equipment over the next 12 months.
•	We do not expect a significant change in the number of our employees over the next 12 months.

We believe that we will have sufficient resources to meet our obligations and sustain our operations for the remainder of fiscal year 2010.  However, we are substantially dependent on our major distributor and the continued performance of this distributor to make committed purchases of our products and associated consumables under the distribution agreement and the receipt of cash in connection with those purchases, is essential to our liquidity.

During the past three months, the balance on our line of credit has increased by $816,940, from $660,200 at March 31, 2009 to $1,477,140 at June 30, 2009.  The increase in our use of the line of credit is approximately  equal to the decrease in our accounts payable and the combined increase in our accounts receivable and inventories.  At June 30, 2009 we believe we have approximately $1,522,860 available under our line of credit.   We believe that the combination of the above factors, the availability of the balance of our line of credit and our effective management of our use of cash will minimize our requirement to seek additional financing.  However, in the event that we are required to seek additional funding through public or private equity or debt, there can be no assurance that we will be able to obtain requisite financing to fund existing obligations and operating requirements on acceptable terms or at all.

Cash and Cash equivalents

Our balance sheet at June 30, 2009 reflects cash and cash equivalents of $1,598,294 as compared to $1,807,271 as of March 31, 2009, a decrease of $208,977. The decrease of cash and cash equivalents is primarily as a result of the payment of accrued liabilities, increased accounts receivable and inventories.

Operations

Net cash used by operations was $997,567 for the three months ended June 30, 2009 as compared to net cash used by operations of $142,152 for the three months ended June 30, 2008. The increase in net cash used by operations for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is primarily as a result of net operating loss for the period, a reduction of accrued liabilities of $603,000, and increases in inventory and accounts receivable.

Investing activities

Net cash used in investing activities totalled $68,144 for the three months ended June 30, 2009 as compared to net cash used in investing activities of $205,002 for the three months ended June 30, 2008. Cash used in the three months ended June 30, 2009 was mainly for machinery and related software to support our increasing number of veneer designers.

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

Financing activities

Net cash provided by financing activities totaled $797,556 for the three months ended June 30, 2009, as compared to $116,897 for the three months ended June 30, 2008.  Net cash provided by financing activities in the three month period ended June 30, 2009 was higher than in the three months ended June 30, 2008 because of increased use of our credit line.

During the three months ended June 30, 2009 and June 30, 2008, we recognized an increase in cash and cash equivalents of $59,178 and $52,279, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2009 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

Item 5.  Other Information

On  August 14, 2009, we issued a press release reporting our financial results for the first quarter ended June 30, 2009.  A copy of the press release is attached hereto as Exhibit 99.1 and  incorporated herein by reference.

On August 6, 2009, we issued a press release announcing a conference call to discuss results for our first quarter ended June 30, 2009, on Friday, August 14, 2009. A copy of the press release is attached hereto as Exhibit 99.2 and incorporated herein by reference.

Item 6.  Exhibits
EXHIBIT INDEX
Exhibit No	Description
2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

Exhibit No	Description
3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

10.1	Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009 by and among Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC(3)

10.2	First Fit-Crown Distribution and License Agreement dated June 3, 2009 by and among Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC(3)

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

99.1	Press Release dated August 14, 2009 announcing financial results for the first quarter ended June 30, 2009*

99.2	Press Release dated August 6, 2009 announcing conference call for Friday, August 14, 2009*

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.
(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.
(3)	Incorporated by reference from Form 10-K filed with the SEC on June 29, 2009

The information set forth under Item 5 of this Form 10-Q and Exhibits 99.1 and 99.2 attached hereto are furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any filing.

Portions of this report constitute “forward-looking statements” defined by federal law.  Although the Company believes any such statements are based on reasonable assumptions, there is no assurance that the actual outcomes will not be materially different. Any such statements are made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995. Additional information about issues that could lead to material changes in the Company’s performance is contained in the Company’s filings with the Securities and Exchange Commission and may be accessed at www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Date: August 14, 2009	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Stephen Ross
Name: Stephen Ross
Title: Chief Financial Officer (Principal Accounting Officer)