Form 10-Q
period 2009-09-30
REMEDENT, INC.
filed 2009-11-16
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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
Yes ☐                                 No ☒

As of November 10 , 2009, there were 19,995,969 outstanding shares of the registrant’s common stock, includes  723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

Page Number

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and March 31, 2009	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2009 and September 30, 2008 (Unaudited)	2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2009 and September 30, 2008 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2009 and September 30, 2008 (Unaudited)	4
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T. Controls and Procedures	26

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	28
Signature Page	30

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,686,372	$1,807,271
Accounts receivable, net of allowance for doubtful accounts of $37,474 at September 30, 2009 and $33,966 at March 31, 2009	880,956	3,208,120
Inventories, net	2,081,658	1,937,946
Prepaid expenses	1,387,059	1,310,900
Total current assets	6,036,045	8,264,237
PROPERTY AND EQUIPMENT, NET	1,246,287	1,024,999
OTHER ASSETS
Long term investments and advances	750,000	750,000
Patents, net	129,447	163,106
Total assets	$8,161,779	$10,202,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$73,109	$78,798
Line of Credit	728,400	660,200
Accounts payable	1,091,131	1,398,420
Accrued liabilities	754,450	1,590,360
Income taxes payable	37,964	39,339
Total current liabilities	2,685,054	3,767,117
Long term debt less current portion	316,535	100,542
Total liabilities	3,001,589	3,867,659

EQUITY:
REMEDENT, INC. STOCKHOLDERS’ EQUITY
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at September 30, 2009 and March 31, 2009)	19,996	19,996
Treasury stock, at cost; 723,000 shares at September 30, 2009 and March 31, 2009	(831,450)	(831,450)
Additional paid-in capital	24,468,843	24,106,055
Accumulated deficit	(18,604,242)	(17,216,028)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(522,266)	(640,595)
Total Remedent, Inc. stockholders’ equity	4,530,881	5,437,978
Non-controlling interest (Note 3)	629,309	896,705
Total stockholders’ equity	5,160,190	6,334,683
Total liabilities and equity	$8,161,779	$10,202,342
COMMITMENTS (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2009	2008	2009	2008

Net sales	$1,780,301	$2,771,079	$3,941,104	$6,406,558
Cost of sales	1,302,237	785,453	2,398,244	2,054,877
Gross profit	478,064	1,985,626	1,542,860	4,351,681
Operating Expenses
Research and development	54,522	47,415	81,120	172,373
Sales and marketing	137,076	840,207	488,011	1,511,506
General and administrative	1,102,634	1,273,723	2,145,398	2,404,036
Depreciation and amortization	177,914	183,111	351,358	274,372
TOTAL OPERATING EXPENSES	1,472,146	2,344,456	3,065,887	4,362,287
INCOME (LOSS) FROM OPERATIONS	(994,082)	(358,830)	(1,523,027)	(10,606)
OTHER INCOME (EXPENSES)
Warrants issued	(159,888)	(4,323,207)	(159,888)	(4,323,207)
Interest expense	(39,207)	(44,836)	(68,853)	(80,180)
Interest income	25,160	39,845	91,158	56,131
TOTAL OTHER INCOME (EXPENSES)	(173,935)	(4,328,198)	(132,583)	(4,347,256)

NET LOSS	(1,168,017)	(4,687,028)	(1,655,610)	(4,357,862)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(329,234)	-	(267,396)	-

NET LOSS ATTRIBUTABLE TO REMEDENT, INC. Common Stockholders	$(838,783)	$(4,687,028)	$(1,388,214)	$(4,357,862)

LOSS PER SHARE
Basic and fully diluted	$(0.04)	$(0.25)	$(0.07)	$(0.23)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	19,995,969	18,968,717	19,995,969	18,804,164

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2009	2008	2009	2008
Net (Loss) Income Attributable to Remedent Common Stockholders	$(838,783)	$(4,687,028)	$(1,388,214)	$(4,357,862)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	60,761	(241,266)	118,329	(213,674)
Total Other Comprehensive income (loss)	(778,022)	(4,928,294)	(1,269,885)	(4,571,536)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	13,836	-	56,084	-

COMPREHENSIVE (LOSS)ATTRIBUTABLE TO REMEDENT Common Stockholders	$(764,186)	$(4,928,294)	$(1,213,801)	$(4,571,536)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,655,610)	$(4,357,862)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	351,358	274,372
Inventory reserve	1,364	(1,508)
Allowance for doubtful accounts	3,508	(3,072)
Value of stock options issued to employees and consultants	202,900	176,850
Warrants issued	159,888	4,323,207
Changes in operating assets and liabilities:
Accounts receivable	2,327,164	30,098
Inventories	(143,712)	(454,602)
Prepaid expenses	(76,159)	(913,581)
Accounts payable	(307,289)	(9,123)
Accrued liabilities	(835,910)	325,754
Income taxes payable	(1,375)	(3,822)
Net cash used by operating activities	26,127	(613,289)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(543,513)	(329,755)
Net cash used by investing activities	(543,513)	(329,755)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) capital lease note payable	210,304	63,995
Proceeds from line of credit	68,200	850,824
Net cash provided by financing activities	278,504	914,819
NET (DECREASE) INCREASE IN CASH	(238,882)	(28,225)
Effect of exchange rate changes on cash and cash equivalents	117,983	11,164
CASH AND CASH EQUIVALENTS, BEGINNING	1,807,271	1,728,281
CASH AND CASH EQUIVALENTS, ENDING	$1,686,372	$1,711,220
Supplemental Information:
Interest paid	$32,864	$65,010
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BACKGROUND AND ORGANIZATION

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

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Remedent OTC B.V., a Dutch Holding company and a 50% owned subsidiary, Sylphar Holding B.V., a Dutch holding company, a 37.50% owned and controlled subsidiary by Remedent Inc., Sylphar N.V., a 100% owned company by Sylphar Holding BV, Sylphar USA, a 100% owned Nevada corporation by Sylphar Holding BV. and Sylphar Asia Pte, a 100 % owned Asian company owned by Sylphar Holding BV (collectively, the “Company”).

Remedent, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. The rebranded Sylphar Asia Pte Ltd (former Remedent Asia Pte. Ltd.), commenced operations as of July 2005.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended March 31, 2010. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2009, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Non-controlling Interest

The Company adopted ASC Topic 810 (formerly SFAS 160) Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 as of April 1, 2009. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC Topic 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. The adoption of ASC Topic 810 impacted the presentation of our consolidated financial position, results of operations and cash flows.

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

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.  The reclassifications included the retrospective adoption of ASC Topic 810 as described in Note 2 under “Non-controlling Interest”.  The reclassification had no impact upon previously reported net income available to common stockholders or earnings per share.

Computation of Earnings (Loss) per Share

The Company computes net income (loss) per share as follows:  Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Outstanding options of 2,068,166 and 1,103,166 for the six month periods ended September 30, 2009 and 2008, respectively, have been excluded from the above calculations as they would be anti-dilutive. Outstanding warrants for the three and six months ended September 30, 2009 and September 30, 2008 were 11,848,305 and  10,638,405 respectively, have also been excluded from the above calculations as they would be anti-dilutive.

Adoption of New Accounting Standards

Effective April 1, 2009, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) ASC Topic 855 (formerly FASB 165) “ Subsequent Events .” This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. The guidance in this Statement is very similar to current guidance provided in auditing literature and, therefore, will not result in significant changes in practice. Subsequent events have been evaluated through the date our interim financial statements were issued—the filing time and date of our second quarter in 2009 on Quarterly Report on Form 10-Q.

 In April 2009, the FASB issued three FASB Staff Positions (FSP’s) (now superseded by the FASB Accounting Standards Codification) that are intended to provide additional application guidance and enhance   disclosures about fair value measurements and impairments of securities.

•
ASC Topic 820-10-65 (formerly FSP No. 157-4), “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and   Identifying Transactions That Are Not Orderly ” (FSP 157-4), clarifies the objective and method of fair value measurement even when there has   been a significant decrease in market activity for the asset being  measured.

•
ASC Topic 320 (ASC 320-10-65) (formerly FSP No. 115-2 and FSP No. 124-2) “ Recognition and Presentation   of Other-Than-Temporary Impairments ”, (FSP 115-2 and FSP 124-2),   establish a new model for measuring other-than-temporary impairments for   debt securities, including criteria for when to recognize a write-down   through earnings versus other comprehensive income.

•
ASC Topic 825 (ASC 825-10-65) (formerly FSP No. 107-1 and   APB 28-1) “ Interim Disclosures About Fair Value of Financial   Instruments ”, expand the fair value disclosures required for all   financial instruments within the scope of SFAS, No. 107, “Disclosures   about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1) to   interim periods. This guidance increases the frequency of fair value disclosures from annual only to quarterly. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. 107-1 did not have a material effect on the Company’s results of operations or consolidated financial position, but will enhance required disclosures.

All of these FSP’s are effective for interim and annual   periods ending after June 15, 2009, our quarter ended June 30, 2009.   The adoption of these FSP’s has not had a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the six months ended September 30, 2009 has resulted in increased disclosures in our consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01 “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue ASU which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our second-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In August 2009, the FASB issued ASU No. 2009-05 “Measuring Liabilities at Fair Value” (amendments to ASC Topic 820, Fair Value Measurements and Disclosures)” (“ASU 2009-05”)which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our third quarter 2009. Management is currently evaluating the potential impact of ASU No. 2009-05 on our financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

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

Den-Mat Distribution Agreement

On August 24, 2008, the Company entered into a distribution agreement (the “Distribution Agreement”) with Den-Mat Holdings, LLC, a Delaware limited liability company (“Den-Mat”).   Under the Distribution, the Company appointed Den-Mat to be the sole and exclusive distributor to market, license and sell certain products relating to the Company’s GlamSmile tray technology, including, but not limited to, its GlamSmile veneer products and other related veneer products (the “Products”), throughout the world, with the exception of Australia, Austria, Belgium, Brazil, France (including all French overseas territories “Dom-Tom”), Germany, Italy, New Zealand, Oman, Poland, Qatar, Saudi Arabia, Singapore, Switzerland, Thailand, and United Arab Emirates (collectively the “Excluded Markets”) and the China Market (the “Territory”).

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
(vi)
a payment of $1,000,000 upon the first to occur of (a) February 1, 2009 or (b) the date thirty (30) days after den-Mat sells GlamSmile Products incorporating twenty thousand (20,000) Units/Teeth to customers regardless of whether Den-Mat has manufactured such Units/Teeth in a Den-Mat facility or has purchased such Units/Teeth from the Company;

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

In August 2009, the Distribution Agreement was further amended (the “August Amendment”). The August Amendment expands the Company’s products covered under the Distribution Agreement to include the Company’s new Prego System Technology (“Prego System”), also commonly known as “Glamstrip”. Under the Amendment, the $250,000 payment which was originally due upon the expiration of the first Contract Period (as defined in the Distribution Agreement) is now due on the earlier occurrence of (i) sixty days from August 11, 2009 or (ii) the performance of the Company’s live patient clinical demonstration of the Prego System to be performed at Den-Mat’s reasonable satisfaction.

The August Amendment also provides for (a) the royalty rate for products manufactured and sold by Den-Mat using the Prego System after the Guaranty Period (as defined in the Distribution Agreement), (b) Den-Mat’s right to elect to manufacture or purchase from a third party manufacturer any or all portion of the minimum purchase requirements under the Distribution Agreement provided however, that if Den-Mat fails to purchase the minimum number of Units/Teeth as required during any month, Den-Mat may cure such default by paying the Company a certain royalty on the difference between the minimum purchase requirement and the amount actual purchased by Den-Mat during such month, with such royalties accruing and being due and payable upon the earlier occurrence of either (1) one hundred twenty days from August 11, 2009 or (2) the successful performance of the Company’s live patient demonstration of the First Fit Technology licensed to Den-Mat pursuant to the First Fit-Crown Distribution and License Agreement, to be performed at Den-Mat’s reasonable satisfaction; and all shortfall payments thereafter being due and payable within 15 days after the end of the month in which shortfall occurred, and (c) Den-Mat’s option to purchase a certain number of Prego Systems in lieu of Trays during each of the first three Contract Periods pursuant to the terms, including price and conditions, set forth in the Amendment so long as such option is exercised during the period commencing on August 11, 2009 and ending on the later of either 91 days or 31 days after the Company demonstrates to Den-Mat that it has the capacity to produce a certain number of Prego System per Contract Period. Furthermore under the Amendment, if Den-Mat fails to purchase the required minimum Trays during any Contract Period, such failure may be cured by payment equal to the difference between the aggregate purchase price that would have been paid had Den-Mat purchased the required minimum and the aggregate purchase price actually paid for such Contract Year within 30 days after the end of such Contract Period. With the exception of the provisions amended by the Amendment, the Distribution Agreement remains in full force and effect.

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

Under the First Fit Distribution Agreement, the Company granted such distribution rights, licensing rights and manufacturing rights, in consideration for the following:  (i) a non-refundable development fee of Four Hundred Thousand Dollars ($400,000) (the “Development Payment”) payable in two installments of $50,000 each, one within seven days after the effective date of the First Fit Distribution Agreement, and another $350,000 payment within twenty one days after the Effective Date ($400,000 received as at June 30, 2009); (ii) a non-refundable license fee of $600,000 payable in three equal installments of $200,000 each, with the first installment payable on the Closing Date, and with the second and third installments payable on the 30th and 60th day, respectively, after the Closing Date; (iii) certain royalty payments based on the sales of the First Fit Products by Den-Mat or its sub-licensees; and (iv) certain minimum royalty payments to maintain exclusivity.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At September 30, 2009, two customers accounted for a total of 17% of the Company’s trade accounts receivable.  At September 30, 2008, one customer accounted for a total of 53% of the Company’s trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the six months ended September 30, 2009 the Company had five suppliers who accounted for 20% of gross purchases.  For the six months ended September 30, 2008 the Company had five suppliers who accounted for 24% of gross purchases.

Revenues — For the six months ended September 30, 2009 the Company had five customers that accounted for 60% of total revenues.  For the six months ended September 30, 2008 the Company had five customers that accounted for 55% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of September 30, 2009 and March 31, 2009 is as follows:

	September 30, 2009	March 31 2009
Accounts receivable, gross	$918,430	$3,242,086
Less: allowance for doubtful accounts	(37,474))	(33,966)
Accounts receivable, net	$880,956	$3,208,120

7.	INVENTORIES

Inventories at September 30, 2009 and March 31, 2009 are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	September 30, 2009	March 31, 2009
Raw materials	$17,559	$20,941
Components	1,053,790	1,017,286
Finished goods	1,024,877	912,923
	2,096,226	1,951,150
Less: reserve for obsolescence	(14,568)	(13,204)
Net inventory	$2,081,658	$1,937,946

8.	PREPAID EXPENSES

	September 30, 2009	March 31, 2009
Prepaid materials and components	$1,187,428	$1,127,225
Prepaid consulting	17,577	18,119
VAT payments in excess of VAT receipts	85,025	99,315
Royalties	43,088	39,053
Prepaid trade show expenses	6,558	—
Prepaid rent	—	1,584
Other	47,383	25,604
	$1,387,059	$1,310,900

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2009	March 31, 2009
Furniture and Fixtures	$371,372	$350,662
Machinery and Equipment	1,749,673	1,351,870
Tooling	188,450	188,450
	2,309,495	1,890,982
Accumulated depreciation	(1,063,208)	(865,983)
Property & equipment, net	$1,246,287	$1,024,999

10.	LONG TERM INVESTMENTS AND ADVANCES

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

As of September 30, 2009 the Company had recorded a 100% allowance against its investment in IMDS because IMDS financial information is unavailable.  The provision will be re-evaluated as soon as information becomes available.

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

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $32,500 of accumulated amortization for this patent as of September 30, 2009. The Company accrues this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of September 30, 2009 (March 31, 2009-Nil).

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which was paid by the Company in September 2005 and the remaining €25,000 is to be paid upon the Company’s first shipment of a product covered by the patent. As of September 30, 2009 the Company has not yet received the final Product. The patent is being amortized over five (5) years and accordingly, the Company has recorded $91,126 of accumulated amortization for this patent as of September 30, 2009.

12.	LINE OF CREDIT

On October 8, 2004, the Company’s wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 2.9%, for draws on the credit line, to 9.9% for advances on accounts receivable. Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of September 30, 2009 and March 31, 2009, Remedent N.V. and Sylphar N.V. had in aggregate, $728,400 and $660,200 in advances outstanding, respectively, under this mixed-use line of credit facility.

13.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $85,231). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $157,503). On May 15, 2008, the Company entered into a third capital lease agreement over a three year period for additional manufacturing equipment totaling €63,395 (US $98,516). On August 18, 2009, the Company entered into a fourth capital lease agreement over a three year period for additional manufacturing equipment totaling € 172,798 (US $251,733).

The leases require monthly payments of principal and interest at 7.43% of €1,172 (US$1,707 at September 30, 2009) for the first two leases and 9.72% of €2,056 (US $2,995 at September 30, 2009) and provide for buyouts at the conclusion of the five year term of €2,820 (US$4,108) or 4.0% of original value for the first two contracts and €4,933 (US $7,186) or 4.0% of the original value for the second contract. The third lease contract requires monthly payments of principal and interest at 9.40% of €1,761 (US $2,565 at September 30, 2009) and provides for buyout at the conclusion of the three year term of €634 (US $924) or 1% of the original value of this contract.

The fourth lease contract requires monthly payments of principal and interest at 8.18% of €5,052 (US $7,360 at September 30, 2009) and provides for buyout at the conclusion of the three year term of €1,728 (US $2,517) or 1% of the original value of this contract.

The net book value as of September 30, 2009 and March 31, 2009 of the equipment subject to the foregoing leases are $385,529 and $179,339, respectively.

14.	RELATED PARTY TRANSACTIONS

Transactions with related parties, not disclosed elsewhere in these financial statements, consisted of the following:

Compensation:

During the six months ended September 30, 2009 and 2008 the Company incurred $371,841 and $349,569 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc., to which goods were sold during the six months ended September 30, 2009 and 2008 totaling $0 and $41,035 respectively. Accounts receivable at period end with this customer totaled $33,982 and $31,895 as at September 30, 2009 and March 31, 2009 respectively.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

15.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2009	March 31, 2009
Accrued employee benefit taxes and payroll	$271,731	$246,925
Accrued Travel	16,338	13,170
Advances and deposits	28,305	298,809
Commissions	15,364	258,105
Accrued audit and tax preparation fees	7,335	8,947
Reserve for warranty costs	21,852	19,806
Accrued interest	-	1,279
Accrued consulting fees	26,063	37,308
Other accrued expenses	367,462	706,011
	$754,450	$1,590,360

16.	EQUITY COMPENSATION PLANS

As of September 30, 2009, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of September 30, 2009 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,918,166	$1.15	131,834
Equity Compensation Plans not approved by security holders	1,507,298	$1.22	NA
Total	3,425,464	$1.22	131,834

A summary of the option activity for the six month period ended September 30, 2009 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
			$		$		$	$
Options outstanding, March 31, 2009	250,500	1.20	668,166	0.89	1,000,000	1.15	150,000		1.75
Granted	—	—	—	—	—	—	—		—
Exercised	—	—	—	—	—	—	—		—
Cancelled or expired	—	—	—	—	—	—	—		—
Options outstanding, September 30, 2009	250,000	1.20	668,166	0.89	1,000,000	1.15	150,000		1.75
Options exercisable September 30, 2009	231,667	1.20	555,666	1.65	863,331	1.04	100,000		1.75
Exercise price range	$0.50 - $2.39		$0.50 - $4.00		$0.50 - $1.75		$1.75
Weighted average remaining life	3.27 years		5.10 years		8.47 years		8.00 years

For the six month period ended September 30, 2009 the Company recognized $202,900 (2008 — $189,696) in stock based compensation expense in the consolidated statement of operations with respect to vested options.

17.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of September 30, 2009, the Company has warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2009	10,638,305	$1.58
Granted	1,210,000	1.00
Exercised	—	—
Cancelled or expired	—	—
Warrants outstanding September 30, 2009	11,848,305	1.52
Warrants exercisable September 30, 2009	11,068,305	$1.56
Exercise price range	$1.00 to $3.00
Weighted average remaining life	2.57 Years

During the period ended September 30, 2009 as consideration for certain services the Company granted our investor relations consultants, warrants to purchase up to 1,210,000 shares of our common stock, at an exercise price of $1.00 per share, subject to certain vesting restrictions.  A total of 370,000 of the warrants vested on the July 15, 2009 grant date and an additional 60,000 vested during the period ended September 30, 2009.  The balance vest as follows:

Warrants	Vesting Schedule

240,000	1/12 (20,000) shall vest and become exercisable on July 30, 2009, and on the 30th day of each month thereafter until fully vested on June 30, 2010;

100,000	if the Company’s Common Stock trades above $1.00 for ten (10) consecutive trading days during the term of the Financial Public Relations Agreement;

200,000	if the Company’s Common Stock trades above $2.00 for ten (10) consecutive trading days during the term of the Financial Public Relations Agreement; and

300,000	if the Company’s Common Stock trades above $3.00 for ten (10) consecutive trading days during the term of the Financial Public Relations Agreement.

The Company valued the above noted 430,000 warrants that vested during the period ended September 30, 2009 at $159,888, using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 110 - 112%; risk free interest rate of 1.30% and an average life of 3 years resulting in a value of $0.22 - $0.39 per option granted.  A total of $159,888 has been recognized as other expense in the period ended September 30, 2009 with respect to these warrants. This was a non-cash expense.

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

Customers Outside of the United States

	September 30, 2009	September 30, 2008
U.S. sales	$1,231,062	$3,904,368
Foreign sales	2,710,042	2,502,189
	$3,941,104	$6,406,557

19.	COMMITMENTS

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,266 per month ($10,585 per month at September 30, 2009).

The Company leases a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €2,527 per month ($3,681 per month at September 30, 2009).

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at September 30, 2009:

March 31, 2010	$334,299
March 31, 2011	332,548
March 31, 2012	155,844
March 31, 2013	79,065
March 31, 2014	40,046
After five years	40,046
Total:	$981,148

OEM Agreement

On June 30, 2008, the Company entered into an OEM Agreement (“Agreement”) with SensAble Technologies, Inc., a corporation under the laws of Delaware (“SensAble”) whereby the Company will integrate SensAble products and technology into the Company’s system. The Agreement provides the Company with the exclusive right to distribute certain SensAble products throughout the world for a period of twelve months from the date of the Agreement. The Company has the option and right to extend the initial twelve month exclusivity period for another twelve months. The term of the Agreement will be for two years and began on June 30, 2008. On July 2009, the Company renewed the first half of the second year.

20.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 14, 2009, the date these financial statements were issued.  No events required disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and six months ended September 30, 2009 and 2008. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2009 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2009	2008	2009	2008

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	73.15%	28.34%	60.85%	32.07%
GROSS PROFIT	26.85%	71.66%	39.15%	67.93%
OPERATING EXPENSES
Research and development	3.06%	1.71%	2.06%	2.69%
Sales and marketing	7.70%	30.32%	12.38%	23.59%
General and administrative	61.94%	45.96%	54.44%	37.52%
Depreciation and amortization	9.99%	6.61%	8.92%	4.28%
TOTAL OPERATING EXPENSES	82.69%	84.60%	77.79%	68.09%
LOSS FROM OPERATIONS	(55.84)%	(12.95)%	(38.64)%	(0.17)%
Other income (expense)	(9.77)%	(156.19)%	(3.36)%	(67.86)%
NET LOSS	(65.61)%	(169.14)%	(42.01)%	(68.02)%
Non-controlling interest	(18.49)%	-	(6.78)%	-
LOSS ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	(47.11)%	(169.14)%	(35.22)%	(68.02)%

Net Sales

Net sales decreased for the three months ended September 30, 2009 by $990,778 or 35.8%, to $1,780,301 as compared to $2,771,079 for the three months ended September 30, 2008. We experienced a sales decrease for the six months ended September 30, 2009 of $2,465,454 or 38.48%, to $3,941,104 as compared to $6,406,558 for the six months ended September 30, 2008.  The decrease in sales is primarily due to the non-recurrence of a $2,425,000 license fee to DenMat that was invoiced during the three months ending September 30, 2008. For the six months ended September 30, 2008, we invoiced a total of $3,675,000 in non-recurring license fee to DenMat.

Cost of Sales

Cost of sales increased for the three months ended September 30, 2009 by $516,784, or 65.8% to $1,302,237 as compared to $785,453 for the three months ended September 30, 2008. Accordingly, cost of sales, as a percentage of net sales, increased from 28.34% for the quarter ended September 30, 2008 to 73.15% for the quarter ended September 30, 2009. Cost of sales as a percentage of sales has increased because of the non-recurring license fees discussed above and the settlement with a large OTC customer, which included a partial payment and return of goods in the amount of $409,541.

Our cost of sales increased for the six months ended September 30, 2009 by $343,367, or 16.71%, to $2,398,244 as compared to $2,054,877 for the six months ended September 30, 2008. Cost of sales, as a percentage of net sales, has increased to 60.85% in the six month period ended September 30, 2009 as opposed to 32.07% in the six month period ended September 30, 2008.  Cost of sales as a percentage of net sales increased mainly because of the non-recurring license fees and the settlement and return of goods from a large OTC customer.

Gross Profit

Our gross profit decreased by $1,507,562 or 76%, to $478,064 for the three month period ended September 30, 2009 as compared to $1,985,626 for the three month period ended September 30, 2008. Our gross profit as a percentage of sales decreased from 71.66% in the three months ended September 30, 2008 to 26.85% for the three months ended September 30, 2009. The decrease in gross profit is the result of the non-recurring license fee and the agreed settlement with a large OTC customer.

Our gross profit decreased by $2,808,821 or 64.5%, to $1,542,860 for the six month period ended September 30, 2009 as compared to $4,351,681 for the six month period ended September 30, 2008. Our gross profit as a percentage of sales decreased to 39.15% in the six months ended September 30, 2009 as compared to 67.93% for the six months ended September 30, 2008. The decrease in gross profit is the result of the licensee fees which where invoiced during last year’s quarter ending September 30, 2008, as noted above and the agreed settlement with a large OTC customer.

Operating Expenses

Research and Development

Research and development expenses increased by $7,107 or 14.99%, to $54,522 for the three months ended September 30, 2009 as compared to $47,415 for the three months ended September 30, 2008.

Our research and development expenses decreased by $91,253 to $81,120 or 52.9%, for the six months ended September 30, 2009 as compared to $172,373 for the six months ended September 30, 2008.  Research and development has decreased mainly because last year’s research and development activity included additional costs incurred in developing new products.  This year we are selling the products that were developed last year and thus our research and development costs have decreased.

Sales and marketing costs

Sales and marketing costs decreased by $703,131, or 83.7%, to $137,076 for the three months ended September 30, 2009 as compared to $840,207 for the three months ended September 30, 2008. The decrease is largely due to decreased provisions for commissions in relation to our sales people in reference to the named settlement and the non-recurring costs of a direct US veneer sales office that was included in the quarter ending September 30, 2008.

Our sales and marketing costs decreased by $1,023,495 or 67.7%, to $488,011 for the six months ended September 30, 2009 as compared to $1,511,506 for the six months ended September 30, 2008. The decrease is largely due to the Company’s USA sales reorganization.  Rather than funding a direct sales office in the USA, the Company has chosen to sell into the USA via a distributor, thereby significantly reducing sales and marketing costs including sales commissions.

General and administrative costs

General and administrative costs for the three months ended September 30, 2009 and 2008 were $1,102,634 and $1,273,723 respectively, representing a decrease of $171,089 or 13.4%. The decrease in general and administrative costs as compared to the prior year is the result of our USA reorganization.

Our general and administrative costs for the six months ended September 30, 2009 and 2008 were $2,145,398 and $2,404,036 respectively, representing a decrease of $258,638 or 10.7%.  The Company’s general and administrative costs have also decreased as a result of the Company’s USA sales reorganization, as noted above.

Depreciation and amortization

Our depreciation and amortization expense decreased from $183,111 to $177,914 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, a decrease of 2.84%.

Our depreciation and amortization increased $76,986 or 28.1%, to $351,358 for the six months ended September 30, 2009 as compared to $274,372 for the six months ended September 30, 2008.  The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity. This investment allowed us to streamline and improve production significantly with resultant increases in capacity and quality as well as decreased costs. Secondly, investments are being made in software and related hardware to bring the design of veneers to the next level which will allow the dentist to modify the design of the final product, gaining substantial time in the production process.

Other income (expense)

Net interest expense decreased by $5,629 to $39,207 from $44,836 during the three months ended September 30, 2009 over the comparable three months ended September 30, 2008. For the six months ended September 30, 2009 and 2008, the net interest expense decreased by $16,327 from $80,180 to $63,853.The decrease is mainly the result of decreased utilization of our bank credit facility.

Our other income (expense) for the three months ended September 30, 2009 and 2008 decreased by $4,154,263, from ($4,328,198) to ($173,935).  Our other income (expense) was ($132,583) for the six months ended September 30, 2009 as compared to ($4,347,256) for the six months ended September 30, 2008, a decrease of $4,214,673, or 96.9%. The main reason for this decrease is the non-recurring cost of the warrants that were issued to DenMat.

Liquidity and Capital Resources

Liquidity

We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year. Our basis for this is the following.

•	During December 2008, we implemented cost reduction measures, including the re-organization of our direct sales office in the United States of America.
•	During December 2008, we restructured our over-the-counter (OTC) business.
•	As a result of our distribution agreements, we have begun the process of reducing our operations in the United States, which will significantly reduce our costs.
•	We continue to review our inventory and plan to reduce levels held.
•	We do not expect to purchase or sell any property or equipment over the next 12 months.
•	We do not expect a significant change in the number of our employees over the next 12 months.

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

During the past six months, the balance on our line of credit has increased by $68,200 from $660,200 at March 31, 2009 to $728,400 at September 30, 2009.  The increase in our use of the line of credit is approximately equal to the decrease in our accounts payable and the combined increase in our accounts receivable and inventories.  At September 30, 2009 we believe we have approximately $2,185,200 available under our line of credit.   We believe that the combination of the above factors, the availability of the balance of our line of credit, and our effective management of our use of cash will minimize our requirement to seek additional financing.  However, in the event that we are required to seek additional funding through public or private equity or debt, there can be no assurance that we will be able to obtain requisite financing to fund existing obligations and operating requirements on acceptable terms or at all.

Cash and Cash equivalents

Our balance sheet at September 30, 2009 reflects cash and cash equivalents of $1,686,372 as compared to $1,807,271 as of March 31, 2009, a decrease of $120,899. The decrease of cash and cash equivalents is primarily as a result of an overall net decrease in cash of approximately $239,000 during the period, offset by foreign exchange gains on cash transactions of approximately $118,000.  Operating cash transactions of significance included the collection of approximately $2,300,000 of our accounts receivable and the payment of approximately $1,100,000 in accounts payable and accrued liabilities.

Operations

Net cash provided by operations was $26,127 for the six months ended September 30, 2009 as compared to net cash used by operations of $613,289 for the six months ended September 30, 2008. The decrease in net cash used by operations for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008 is primarily as a result of an approximate $2,700,000 decrease in net operating loss for the period and collection of accounts receivables amounting to approximately $2,300,000 offset by repayment of approximately $1,100,000 of accounts payable and accrued liabilities.

Investing activities

Net cash used in investing activities totaled $543,513 for the six months ended September 30, 2009 as compared to net cash used in investing activities of $329,755 for the six months ended September 30, 2008. Cash used in the six months ended September 30, 2009 was mainly for machinery and related software to support our increasing number of veneer designers.

Cash used in investing activities in the six months ended September 30, 2008 was mainly for equipment to be used in the production process of Veneers, additional hardware equipment in support of our GlamSmile product line in combination with our new designed software which allows the dentist to modify the production process, investments made for moldings concerning the GlamSmile product group, and moldings for new OTC products.

Financing activities

Net cash provided by financing activities totaled $278,504 for the six months ended September 30, 2009, as compared to $914,819 for the six months ended September 30, 2008.  The decrease in the net cash provided by financing activities in the six month period ended September 30, 2008 was the result of decreased use of our line of credit.

During the six months ended September 30, 2009 and September 30, 2008, we recognized an increase in cash and cash equivalents of $117,983 and $11,164, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2009 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

 To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, as compensation for services provided to us, we granted our investor relations consultants warrants to purchase up to 1,210,000 shares of our common stock subject to certain vesting restrictions, at an exercise price of $1.00 per share.  A total of 370,000 of the warrants vested on the July 15, 2009 grant date and 60,000 additional warrants vested during the period to September 30, 2009.  The balance vest as follows:

Warrants	Vesting Schedule

240,000	1/12 (20,000) shall vest and become exercisable on July 30, 2009, and on the 30th day of each month thereafter until fully vested on June 30, 2010;

100,000	if the Company’s Common Stock trades above $1.00 for ten (10) consecutive trading days during the term of the Financial Public Relations Agreement;

200,000	if the Company’s Common Stock trades above $2.00 for ten (10) consecutive trading days during the term of the Financial Public Relations Agreement; and

300,000	if the Company’s Common Stock trades above $3.00 for ten (10) consecutive trading days during the term of the Financial Public Relations Agreement.

The Company valued the above noted 450,000 warrants that vested during the period ended September 30, 2009 at $159,888, using the Black Scholes option pricing model and the following assumptions: no dividend yield; expected volatility rate of 110 - 112%; risk free interest rate of 1.30% and an average life of 3 years resulting in a value of $0.22 - $0.39 per option granted.  This was a non-cash expense.

The warrants were issued pursuant to exemption available under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

Item 5.  Other Information

None

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit No	Description
2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)
3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

Exhibit No	Description
3.9	Amended and Restated Bylaws (2)

10.1	Amendment No. 1 to Amended and Restated Distribution, License and Manufacturing Agreement dated August 11, 2009(3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.
(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.
(3)	Incorporated by reference from Form 10-K filed with the SEC on August 17, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Date: November 16, 2009	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Stephen Ross
Name: Stephen Ross
Title: Chief Financial Officer (Principal Accounting Officer)