Form 10-Q
period 2009-12-31
REMEDENT, INC.
filed 2010-02-16
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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
Yes ☐        No ☒

As of February 11, 2010, there were 19,995,969 outstanding shares of the registrant’s common stock, includes  723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

Page Number

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and March 31, 2009	1
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended December 31, 2009 and December 31, 2008 (Unaudited)	2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended December 31, 2009 and December 31, 2008 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2009 and December 31, 2008 (Unaudited)	4
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T. Controls and Procedures	26

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits	27
Signature Page	29

PART I – FINANCIAL INFORMATION
REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,386,231	$1,807,271
Accounts receivable, net of allowance for doubtful accounts of $36,982 at December 31, 2009 and $33,966 at March 31, 2009	1,146,859	3,208,120
Inventories, net	2,415,977	1,937,946
Prepaid expenses	1,512,581	1,310,900
Total current assets	6,461,648	8,264,237
PROPERTY AND EQUIPMENT, NET	1,320,352	1,024,999
OTHER ASSETS
Long term investments and advances	750,000	750,000
Patents, net	200,304	163,106
Total assets	$8,732,304	$10,202,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$39,797	$78,798
Line of Credit	1,186,103	660,200
Accounts payable	2,204,277	1,398,420
Accrued liabilities	721,087	1,590,360
Income taxes payable	37,466	39,339
Total current liabilities	4,188,730	3,767,117
Long term debt less current portion	303,173	100,542
Total liabilities	4,491,903	3,867,659

EQUITY:
REMEDENT, INC. STOCKHOLDERS’ EQUITY
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at December 31, 2009 and March 31, 2009)	19,996	19,996
Treasury stock, at cost; 723,000 shares at December 31, 2009 and March 31, 2009	(831,450)	(831,450)
Additional paid-in capital	24,578,643	24,106,055
Accumulated deficit	(19,440,363)	(17,216,028)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(547,110)	(640,595)
Total Remedent, Inc. stockholders’ equity	3,779,716	5,437,978
Non-controlling interest (Note 3)	460,685	896,705
Total stockholders’ equity	4,240,401	6,334,683
Total liabilities and equity	$8,732,304	$10,202,342
COMMITMENTS (Note 19)
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2009	2008	2009	2008

Net sales	$1,834,021	$4,842,628	$5,775,125	$11,249,186
Cost of sales	972,247	2,909,531	3,370,491	4,964,408
Gross profit	861,774	1,933,097	2,404,634	6,284,778
Operating Expenses
Research and development	150,225	52,006	231,345	224,379
Sales and marketing	403,171	912,422	891,182	2,423,928
General and administrative	1,065,114	1,268,500	3,210,512	3,672,536
Depreciation and amortization	206,923	167,399	558,281	441,771
TOTAL OPERATING EXPENSES	1,825,433	2,400,327	4,891,320	6,762,614
INCOME (LOSS) FROM OPERATIONS	(963,659)	(467,230)	(2,486,686)	(477,836)
OTHER INCOME (EXPENSES)
Warrants issued	(8,350)	-	(168,238)	(4,323,207)
Gain on disposition of OTC (Note 3)	-	2,830,953	-	2,830,953
Interest expense	(56,915)	(168,659)	(120,768)	(250,175)
Interest income	24,179	289,646	115,337	347,113
TOTAL OTHER INCOME (EXPENSES)	(41,086)	2,951,940	(173,669)	(1,395,316)

NET (LOSS) INCOME	(1,004,745)	2,484,710	(2,660,355)	(1,873,152)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(168,624)	-	(436,020)	-

NET (LOSS) INCOME ATTRIBUTABLE TO REMEDENT, INC. Common Stockholders	$(836,121)	$2,484,710	$(2,224,335)	$(1,873,152)

(LOSS) INCOME PER SHARE
Basic	$(0.04)	$0.13	$(0.11)	$(0.10)
Fully diluted	$(0.04)	$0.08	$(0.11)	$(0.10)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,332,760	19,995,969	19,045,368
Fully diluted	33,789,738	31,371,629	33,789,738	31,084,237

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2009	2008	2009	2008
Net (Loss) Income Attributable to Remedent Common Stockholders	$(836,l21)	$2,484,710	$(2,224,335)	$(1,873,152)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(24,844)	(409,200)	93,485	(622,874)
Total Other Comprehensive income (loss)	(860,965)	2,075,510	(2,130,850)	(2,496,026)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(6,331)	-	49,753	-

COMPREHENSIVE (LOSS) ATTRIBUTABLE TO REMEDENT Common Stockholders	$(867,296)	$2,075,510	$(2,081,097)	$(2,496,026)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,660,335)	$(1,873,152)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	558,281	441,771
Inventory reserve	190	394
Allowance for doubtful accounts	3,016	(3,871)
Value of stock options issued to employees and consultants	304,350	265,275
Gain on disposition of OTC	-	(2,830,953)
Warrants issued	168,238	4,323,207
Changes in operating assets and liabilities:
Accounts receivable	2,061,261	(709,731)
Inventories	(478,031)	(575,894)
Prepaid expenses	(201,681)	(612,329)
Accounts payable	463,136	(558,352)
Accrued liabilities	(869,273)	261,764
Income taxes payable	(1,873)	(4,132)
Net cash used by operating activities	(651,757)	(1,876,003)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(550,974)	(455,694)
Net cash used by investing activities	(550,974)	(455,694)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of minority interest in Sylphar NV	-	2,782,000
Net proceeds from capital lease note payable	163,630	45,127
Proceeds from line of credit	525,903	127,840
Net cash provided by financing activities	689,533	2,954,967
NET (DECREASE) INCREASE IN CASH	(513,198)	623,270
Effect of exchange rate changes on cash and cash equivalents	92,158	218,337
CASH AND CASH EQUIVALENTS, BEGINNING	1,807,271	1,728,281
CASH AND CASH EQUIVALENTS, ENDING	$1,386,231	$2,569,888
Supplemental Information:
Interest paid	$50,413	$98,493
Income taxes paid	$-	$-
Schedule of non-cash financing and investing activities:
Restricted shares returned to treasury in exchange for 50% of OTC Business	$—	$831,450
Warrants issued pursuant to Distribution Agreement	$—	$4,323,207
Shares issued for purchase of GlamTech	$—	$625,000
Shares issued as prepayment for goods	$—	$250,000
Shares issued for license	$—	$319,483
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BACKGROUND AND ORGANIZATION

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

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Remedent OTC B.V., a Dutch Holding company and a 50% owned subsidiary, Sylphar Holding B.V., a Dutch holding company, a 37.50% owned and controlled subsidiary by Remedent Inc., Sylphar N.V., a 100% owned company by Sylphar Holding BV, Sylphar USA, a 100% owned Nevada corporation by Sylphar Holding BV. And Sylphar Asia Pte, a 100% owned Asian company owned by Sylphar Holding BV (collectively, the “Company”).

Remedent, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. The rebranded Sylphar Asia Pte. Ltd. (former Remedent Asia Pte. Ltd.), commenced operations as of July 2005.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ended March 31, 2009, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Adoption of New Accounting Standards

Effective April 1, 2009, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) ASC Topic 855 (formerly FASB 165) “ Subsequent Events .” This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. The guidance in this Statement is very similar to current guidance provided in auditing literature and, therefore, will not result in significant changes in practice. Subsequent events have been evaluated through the date our interim financial statements were issued—the filing time and date of our third quarter in 2009 on Quarterly Report on Form 10-Q.

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

All of these FSP’s are effective for interim and annual   periods ending after June 15, 2009, our quarter ended June 30, 2009.   The adoption of these FSP’s has not had a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the nine months ended December 31, 2009 has resulted in increased disclosures in our consolidated financial statements.

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We expect to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2010.  We are currently evaluating the potential impact these standards may have on our financial position and results of operations.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At December 31, 2009, five customers accounted for a total of 47% of the Company’s trade accounts receivable.  At December 31, 2008, two customers accounted for a total of 69% of the Company’s trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the nine months ended December 31, 2009 the Company had five suppliers who accounted for 34% of gross purchases.  For the nine months ended December 31, 2008 the Company had five suppliers who accounted for 29% of gross purchases.

Revenues — For the nine months ended December 31, 2009 the Company had five customers that accounted for 51% of total revenues.  For the nine months ended December 31, 2008 the Company had five customers that accounted for 55% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of accounts receivable and allowance for doubtful accounts as of December 31, 2009 and March 31, 2009 is as follows:

	December 31, 2009	March 31 2009
Accounts receivable, gross	$1,183,841	$3,242,086
Less: allowance for doubtful accounts	(36,982)	(33,966)
Accounts receivable, net	$1,146,859	$3,208,120

7.	INVENTORIES

Inventories at December 31, 2009 and March 31, 2009 are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31, 2009	March 31, 2009
Raw materials	$28,388	$20,941
Components	1,129,647	1,017,286
Finished goods	1,272,320	912,923
	2,430,355	1,951,150
Less: reserve for obsolescence	(14,378)	(13,204)
Net inventory	$2,415,977	$1,937,946

8.	PREPAID EXPENSES

	December 31, 2009	March 31, 2009
Prepaid materials and components	$1,271,969	$1,127,225
Prepaid consulting	17,577	18,119
VAT payments in excess of VAT receipts	119,929	99,315
Royalties	42,523	39,053
Prepaid trade show expenses	5,128	—
Prepaid rent	—	1,584
Other	55,455	25,604
	$1,512,581	$1,310,900

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2009	March 31, 2009
Furniture and Fixtures	$433,086	$350,662
Machinery and Equipment	1,888,310	1,351,870
Tooling	188,450	188,450
	2,509,846	1,890,982
Accumulated depreciation	(1,189,494)	(865,983)
Property & equipment, net	$1,320,352	$1,024,999

10.	LONG TERM INVESTMENTS AND ADVANCES

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

As of December 31, 2009 the Company had recorded a 100% allowance against its investment in IMDS because IMDS financial information is unavailable.  The provision will be re-evaluated as soon as information becomes available.

Soca Networks Singapore (“Soca”)

Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms. The balance of $375,000 was paid through the issuance of 220,588 common shares of the Company’s common stock. The final agreement is currently being negotiated and management expects to close the agreement, and issue the 220,588 common shares during the the first quarter of 2010.

11.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $34,125 of accumulated amortization for this patent as of December 31, 2009. The Company accrues this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of December 31, 2009 (March 31, 2009-Nil).

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which was paid by the Company in September 2005 and the remaining €25,000 is to be paid upon the Company’s first shipment of a product covered by the patent. As of December 31, 2009 the Company has not yet received the final Product. The patent is being amortized over five (5) years and accordingly, the Company has recorded $97,069 of accumulated amortization for this patent as of December 31, 2009.

12.	LINE OF CREDIT

On October 8, 2004, the Company’s wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 2.9%, for draws on the credit line, to 9.9% for advances on accounts receivable. Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of December 31, 2009 and March 31, 2009, Remedent N.V. and Sylphar N.V. had in aggregate, $1,186,103 and $660,200 in advances outstanding, respectively, under this mixed-use line of credit facility.

13.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $101,065). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $177,365). On May 15, 2008, the Company entered into a third capital lease agreement over a three year period for additional manufacturing equipment totaling €63,395 (US $91,143). On August 18, 2009, the Company entered into a fourth capital lease agreement over a three year period for additional manufacturing equipment totaling € 170,756 (US $245,496).

The leases require monthly payments of principal and interest at 7.43% of €1,172 (US$1,,685 at December 31, 2009) for the first two leases and 9.72% of €2,056 (US $2,956 at December 31, 2009) and provide for buyouts at the conclusion of the five year term of €2,820 (US$4,054) or 4.0% of original value for the first two contracts and €4,933 (US $7,092) or 4.0% of the original value for the second contract. The third lease contract requires monthly payments of principal and interest at 9.40% of €1,761 (US $2,532 at December 31, 2009) and provides for buyout at the conclusion of the three year term of €634 (US $912) or 1% of the original value of this contract.

The fourth lease contract requires monthly payments of principal and interest at 8.18% of €5,052 (US $7,263 at December 31, 2009) and provides for buyout at the conclusion of the three year term of €1,728 (US $2,484) or 1% of the original value of this contract.

The net book value as of December 31, 2009 and March 31, 2009 of the equipment subject to the foregoing leases are $342,971 and $179,339, respectively.

14.	RELATED PARTY TRANSACTIONS

Transactions with related parties, not disclosed elsewhere in these financial statements, consisted of the following:

Compensation:

During the nine months ended December 31, 2009 and 2008 the Company incurred $559,238 and $514,836 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc., to which goods were sold during the nine months ended December 31, 2009 and 2008 totaling $0 and $41,035 respectively. Accounts receivable at period end with this customer totaled $34,729 and $31,895 as at December 31, 2009 and March 31, 2009 respectively.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

15.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2009	March 31, 2009
Accrued employee benefit taxes and payroll	$196,731	$246,925
Accrued Travel	20,541	13,170
Advances and deposits	208,634	298,809
Commissions	16,025	258,105
Accrued audit and tax preparation fees	10,368	8,947
Reserve for warranty costs	21,566	19,806
Accrued interest	597	1,279
Accrued consulting fees	43,240	37,308
Other accrued expenses	203,385	706,011
	$721,087	$1,590,360

16.	EQUITY COMPENSATION PLANS

As of December 31, 2009, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of December 31, 2009 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,918,166	$1.15	131,834
Equity Compensation Plans not approved by security holders	767,298	$1.22	NA
Total	2,685,464	$1.22	131,834

A summary of the option activity for the nine month period ended December 31, 2009 pursuant to the terms of the plans is as follows:

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
			$		$		$	$
Options outstanding, March 31, 2009	250,000	1.20	668,166	0.89	1,000,000	1.15	150,000		1.75
Granted	—	—	—	—	—	—	—		—
Exercised	—	—	—	—	—	—	—		—
Cancelled or expired	—	—	—	—	—	—	—		—
Options outstanding, December 31, 2009	250,000	1.20	668,166	0.89	1,000,000	1.15	150,000		1.75
Options exercisable December 31, 2009	231,667	1.20	555,666	1.65	863,331	1.04	100,000		1.75
Exercise price range	$0.50 - $2.39		$0.50 - $4.00		$0.50 - $1.75		$1.75
Weighted average remaining life	3. years		5 years		8.4 years		7.7 years

For the nine month period ended December 31, 2009 the Company recognized $304,350 (2008 — $265,275) in stock based compensation expense in the consolidated statement of operations with respect to vested options.

17.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of December 31, 2009, the Company has warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2009	10,638,305	$1.58
Granted	1,210,000	1.00
Exercised	—	—
Cancelled or expired	(740,000)	1.00
Warrants outstanding December 31, 2009	11,108,305	1.55
Warrants exercisable December 31, 2009	11,108,305	$1.55
Exercise price range	$1.00 to $3.00
Weighted average remaining life	2.30 Years

During the period ended December 31, 2009 as consideration for certain services the Company granted our investor relations consultants, warrants to purchase up to 1,210,000 shares of our common stock, at an exercise price of $1.00 per share, subject to certain vesting restrictions.  A total of 370,000 of the warrants vested on the July 15, 2009 grant date and an additional 100,000 vested during the period ended December 31, 2009.  The balance of the warrants were cancelled effective November 30, 2009.

The Company valued the above noted 470,000 warrants that vested during the period ended December 31, 2009 at $168,238, using the Black Scholes option pricing model using the following assumptions: no dividend yield; expected volatility rate of 110 – 117%; risk free interest rate of 1.10% - 1.30% and an average life of 2.6 - 3 years resulting in a value of $0.19 - $0.39 per option granted.  This was a non-cash expense.

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

Customers Outside of the United States

	December 31, 2009	December 31, 2008
U.S. sales	$1,881,142	$7,045,496
Foreign sales	3,893,983	4,203,690
	$5,775,125	$11,249,186

19.	COMMITMENTS

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,266 per month ($10,446 per month at December 31, 2009).

The Company leases a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €4,930 per month ($7,088 per month at December 31, 2009).

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at December 31, 2009:

March 31, 2010	$352,023
March 31, 2011	380,523
March 31, 2012	200,549
March 31, 2013	124,069
March 31, 2014	85,050
After five years	318,937
Total:	$1,461,151

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

20.	FINANCIAL INSTRUMENTS

The FASB ASC topic 820 on fair value measurement and disclosures establishes three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2), and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

The carrying values and fair values of our financial instruments are as follows:

	December 31, 2009		March 31, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Cash	$1,386,231	$1,386,231	$1,807,271	$1,807,271
Accounts receivable	$1,146,859	$1,146,859	$3,208,120	$3,208,120
Long term investments and advances	$750,000	$750,000	$750,000	$750,000
Line of credit	$1,186,103	$1,186,103	$660,200	$660,200
Accounts payable	$2,204,277	$2,204,277	$1,398,420	$1,398,420
Accrued liabilities	$721,087	$721,087	$1,590,360	$1,590,360
Capital Lease	$342,970	$342,970	$179,340	$179,340

The following method was used to estimate the fair values of our financial instruments:

The carrying amount approximates fair value because of the short maturity of the instruments.

21.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 16, 2010, the date these financial statements were issued.  No events required disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and nine months ended December 31, 2009 and 2008. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2009 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2009	2008	2009	2008

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	53.01%	60.08%	58.36%	44.13%
GROSS PROFIT	46.99%	39.92%	41.64%	55.87%
OPERATING EXPENSES
Research and development	8.19%	1.07%	4.01%	1.99%
Sales and marketing	21.98%	18.84%	15.43%	21.55%
General and administrative	58.08%	26.19%	55.59%	32.65%
Depreciation and amortization	11.28%	3.46%	9.67%	3.93%
TOTAL OPERATING EXPENSES	99.53%	49.57%	84.70%	60.12%
LOSS FROM OPERATIONS	(52.54)%	(9.65)%	(43.06)%	(4.25)%
Other income (expense)	(2.24)%	60.96%	(3.01)%	(12.40)%
NET LOSS	(54.78)%	51.31%	(46.07)%	(16.65)%
Non-controlling interest	(9.19)%	-	(7.55)%	-
LOSS ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	(45.59)%	51.31%	(38.52)%	(16.65)%

Net Sales

Net sales decreased for the three months ended December 31, 2009 by $3,008,607 or 62.1%, to $1,834,021 as compared to $4,842,628 for the three months ended December 31, 2008. We experienced a sales decrease for the nine months ended December 31, 2009 of $5,474,061 or 48.7%, to $5,775,125 as compared to $11,249,186 for the nine months ended December 31, 2008.  The decrease in sales is primarily due to the non-recurrence of license fees received from Denmat, specifically $2,500,000 during the three months ended December 31, 2008 and a total of $4,925,000 in the nine months ended December 31, 2008.

Cost of Sales

Cost of sales decreased for the three months ended December 31, 2009 by $1,937,284, or 66.6% to $972,247 as compared to $2,909,531 for the three months ended December 31, 2008. Accordingly, cost of sales, as a percentage of net sales, decreased from 60% for the quarter ended December 31, 2008 to 53% for the quarter ended December 31, 2009. Cost of sales as a percentage of sales has decreased because of reduced production costs of our veneer product.

Our cost of sales decreased for the nine months ended December 31, 2009 by $1,593,917, or 32.1%, to $3,370,491 as compared to $4,964,408 for the nine months ended December 31, 2008. Cost of sales, as a percentage of net sales, has increased to 58.36% in the nine month period ended December 31, 2009 as opposed to 44.13% in the nine month period ended December 31, 2008.  Cost of sales as a percentage of net sales increased mainly because of the non-recurring license fees and the settlement and return of goods from a large OTC customer.

Gross Profit

Our gross profit decreased by $1,071,323 or 55.4%, to $861,774 for the three month period ended December 31, 2009 as compared to $1,933,097 for the three month period ended December 31, 2008. Our gross profit as a percentage of sales increased from approximately 40% in the three months ended December 31, 2008 to 46.9% for the three months ended December 31, 2009. The increase in gross profit as a percentage of sales was the result of the realization of reduced production costs of our veneer products, which are currently produced in Europe and China.

Our gross profit decreased by $3,880,144 or 61.7%, to $2,404,634 for the nine month period ended December 31, 2009 as compared to $6,284,778 for the nine month period ended December 31, 2008. Our gross profit as a percentage of sales decreased to 41.64% in the nine months ended December 31, 2009 as compared to 55.87% for the nine months ended December 31, 2008.

 The decrease in gross profit is the result of the licensee fees as noted above and the agreed settlement with a large OTC customer.

Operating Expenses

Research and Development

Research and development expenses increased by $98,219 or 188.9%, to $150,225 for the three months ended December 31, 2009 as compared to $52,006 for the three months ended December 31, 2008.

Our research and development expenses increased by $6,966 to $231,345 or 3.1%, for the nine months ended December 31, 2009 as compared to $224,379 for the nine months ended December 31, 2008.

Research and development has increased in both the three and nine month periods ended December 31, 2009 primarily because of our work with respect to the “First-Fit concept”.

Sales and marketing costs

Sales and marketing costs decreased by $509,251, or 55.8%, to $403,171 for the three months ended December 31, 2009 as compared to $912,422 for the three months ended December 31, 2008. The decrease is largely due to decreased provisions for commissions in relation to our sales people in reference to the named settlement and the non-recurring costs of a direct US veneer sales office that was included in the quarter ending December 31, 2008.

Our sales and marketing costs decreased by $1,532,746 or 63.2%, to $891,182 for the nine months ended December 31, 2009 as compared to $2,423,928 for the nine months ended December 31, 2008. The decrease is largely due to the Company’s USA sales reorganization.  As discussed above, rather than funding a direct sales office in the USA, the Company has chosen to sell into the USA via a distributor, thereby significantly reducing sales and marketing costs including sales commissions.

General and administrative costs

General and administrative costs for the three months ended December 31, 2009 and 2008 were $1,065,114 and $1,268,500 respectively, representing a decrease of $203,386 or 16%. The decrease in general and administrative costs as compared to the prior year is the result of our USA reorganization.

Our general and administrative costs for the nine months ended December 31, 2009 and 2008 were $3,210,512 and $3,672,536 respectively, representing a decrease of $462,024 or 12.6%.  The Company’s general and administrative costs have also decreased as a result of the Company’s USA sales reorganization, as noted above.

Depreciation and amortization

Our depreciation and amortization expense increased from $167,399  to $206,923 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008, an increase of 23.6%.

Our depreciation and amortization increased $116,510 or 26.4%, to $558,281 for the nine months ended December 31, 2009 as compared to $441,771 for the nine months ended December 31, 2008.  The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity. This investment allowed us to streamline and improve production significantly with resultant increases in capacity and quality as well as decreased costs. Secondly, investments are being made in software and related hardware to bring the design of veneers to the next level which will allow the dentist to modify the design of the final product, gaining substantial time in the production process.

Other income (expense)

Net interest expense decreased by $111,744 to $56,915 from $168,659 during the three months ended December 31, 2009 over the comparable three months ended December 31, 2008. For the nine months ended December 31, 2009 and 2008, the net interest expense decreased by $129,407 from $250,175 to $120,768.The decrease is mainly the result of decreased utilization of our bank credit facility.

Our net other income (expense) for the three months ended December 31, 2009 and 2008 decreased by $2,993,026, from $2,951,940 to ($41,086).  Our net other income (expense) was ($173,669) for the nine months ended December 31, 2009 as compared to ($1,395,316) for the nine months ended December 31, 2008, an increase of $1,221,647, or 87.55%. The main reason for this expense increase  is the non-recurring cost of the warrants that were issued to DenMat, offset by the gain on sale of the Company’s OTC division.

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

During the past nine months, the balance on our line of credit has increased by $525,903 from $660,200 at March 31, 2009 to $1,186,103 at December 31, 2009.  The increase in our use of the line of credit is approximately equal to the decrease in our accounts payable and the combined increase in our accounts receivable and inventories.  At December 31, 2009 we believe we have approximately $1,761,183 available under our line of credit.   We believe that the combination of the above factors, the availability of the balance of our line of credit, and our effective management of our use of cash will minimize our requirement to seek additional financing.  However, in the event that we are required to seek additional funding through public or private equity or debt, there can be no assurance that we will be able to obtain requisite financing to fund existing obligations and operating requirements on acceptable terms or at all.

Cash and Cash equivalents

Our balance sheet at December 31, 2009 reflects cash and cash equivalents of $1,386,231 as compared to $1,807,271 as of March 31, 2009, a decrease of $421,040. The decrease of cash and cash equivalents is primarily as a result of an overall net decrease in cash of approximately $513,198 during the period, reduced by foreign exchange gains on cash transactions of approximately $92,158.  Operating cash transactions of significance included the collection of approximately $2,060,000 of our accounts receivable and the payment of approximately $400,000 in accounts payable and accrued liabilities.

Operations

Net cash used by operations decreased by $1,224,246 resulting in net cash used by operations of $651,757 for the nine months ended December 31, 2009 as compared to net cash used by operations of $1,876,003 for the nine months ended December 31, 2008. The decrease in net cash used by operations for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 is attributable to several factors.

The 2009 net loss of $2,660,335 is reduced by non-cash adjustments totaling $1,035,059 and further reduced primarily by the following use of cash for: (1) inventories of $478,031, (2) prepaid expense of $201,681, and (3) accrued liabilities of $869,273 and (4)  accounts payable and accrued liabilities of $406,136.

The 2008 net loss of $1,873,152 was offset by two significant non-cash items (1) the $4,323,207 value of the Den-Mat warrants; and (2) the $2,830,953 gain on the disposition of Sylphar, resulting in a net use of cash of $380,898.  The use of cash was further increased by an increase of (1) accounts receivable of $709,731; (2) inventories of $575,894; and (3) prepaid expenses of $612,329, and (4) accounts payable of $558,352.

As of the date of this filing, there has been no indication of a trend of increased doubtful accounts or slower payments.  As a result, at this time, we do not anticipate increased reserves.

Investing activities

Net cash used in investing activities totaled $550,974 for the nine months ended December 31, 2009 as compared to net cash used in investing activities of $455,694 for the nine months ended December 31, 2008. Cash used in the nine months ended December 31, 2009 was mainly for machinery and related software to support our increasing number of veneer designs.

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

Financing activities

Net cash provided by financing activities totaled $689,533 for the nine months ended December 31, 2009, as compared to $2,954,967 for the nine months ended December 31, 2008.  The decrease in the net cash provided by financing activities in the nine month period ended December 31, 2008 was primarily because we received a one time payment in 2008 of $2,782,000 with respect to the sale of Sylphar.

During the nine months ended December 31, 2009 and December 31, 2008, we recognized an increase in cash and cash equivalents of $92,158 and $218,337, respectively, from the effect of exchange rates between the Euro and the US Dollar.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2009 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

Item 5.  Other Information

None

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit No	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent , Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

Exhibit No	Description

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.
(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Date: February 16, 2010	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2010	By:	/s/ Stephen Ross
Name: Stephen Ross
Title: Chief Financial Officer (Principal Accounting Officer)