Form 10-K
period 2010-03-31
REMEDENT, INC.
filed 2010-07-13
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2009, was $6,657,135.75.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” and this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of  June 21, 2010  was 19,995,969.

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

In 2006 we developed a revolutionary system for manufacturing and installing dental veneers which we branded as GlamSmile™. GlamSmile veneers revolutionize the traditional one-at-a-time method of applying porcelain dental veneers.GlamSmile veneers are attached to the front of the patient’s teeth using a patent pending single motion placement tray which replaces the traditional one at a time trial and error method of applying porcelain veneers, making the application less traumatic for the patient, much easier for the dentist and perhaps most important, far less costly than traditional dental veneers. Currently, the GlamSmile™ veneers are our primary products in the professional oral care and cosmetic dentistry product.  Our veneers are supported by a line of professional veneer  whitening and teeth sensitivity solutions.  Our products are sold to professionals by distributors and sold directly to the consumers by our GlamSmile Studios.

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

In January, 2010 we formed a joint venture with Gallant Network Limited (“Gallant”)  to formalize our GlamSmile operations in China.  We acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd., a private Hong Kong company, in exchange  (i) 325,000 Euro (US$466,725), of which 50,000 Euro was payable as of March 31, 2010, (ii) 250,000 shares of common stock agreed to be issued during the fiscal year ended March 31, 2011 and (iii) option grants of up to 300,000 shares of our common stock, of which 200,000 shares were granted as of March 31, 2010.

We have the following wholly owned subsidiaries:  (1) Remedent N.V., a Belgium corporation; (2) Remedent Professional Holdings, Inc., a California corporation; (3) Remedent Professional, Inc., a California corporation (a subsidiary of Remedent Professional Holdings, Inc.), and (4) Glamtech-USA, Inc., a Delaware corporation.  On  January 1, 2010,  we acquired  a 50.98% of  Glamsmile Asia Ltd. a Hong Kong Private company which has the following subsidiaries: GlamSmile Studio in Hong Kong,  GlamSmile Studio in Mainland China (Beijing) and the GlamSmile Production Lab, also located in China (Beijing).  In addition, we have a 50% ownership interest in Remedent OTC (which is the holding company of the OTC division), and thereby have a partial ownership interest in the following wholly owned subsidiaries of Sylphar Holding: (i) Sylphar N.V., a Belgium corporation; (ii) Sylphar USA, Inc., a Nevada corporation; and (iii) Remedent Asia Pte Ltd, a Singapore company.

Past Product Development

We have been a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail OTC tooth whitening products which are distributed in Europe,  Asia and the United States.  We have distributed our products using both our own internal sales force and through the use of third party distributors.  Prior to our 2008 Restructuring, our products were generally classified into the following categories: professional dental products and OTC tooth whitening products. Our OTC division included products targeted for retail such as iWhite, Cleverwhite and Remesense.  However as a result of the 2008 Restructuring and sale, all of our prior OTC operations, including the marketing and distribution of the OTC products are being conducted by Sylphar Holding and its wholly owned subsidiaries.  We developed the following products for our professional dental segment:

•
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

•
Remewhite Home Maintenance Kit.  In 2004, the RemeWhite Home Maintenance Kit was introduced and sold by dentists to their patients, featuring 16 pre-filled trays with a level of whitening agent safe for home use yet stronger than most OTC products.

•
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

•	RemeCure. The RemeCure plasma curing light uses plasma arc technology instead of LED and laser technology which provides high-energy power over the complete spectrum

Current Products  and Business Strategy

We currently have two primary products: GlamSmile Veneers  and Whitening Products.  Until recently, our products included the FirstFit™ System, a proprietary, patent-pending system for the creation and placement of dental bridges and crowns.  As further described under section “B2B Market” effective March 29, 2010 the intellectual property used and related to FirstFit product  was sold to Den-Mat Holdings LLC (“Den-Mat”), for purchase price of  $2,850,000 in cash and an ongoing percentage on Den-Mat’s net revenues generated by the sale of the First Fit products. The sale of the FirstFit system will generate ongoing cash flow for us while eliminating any expenses relating to the marketing, manufacturing and distribution of the FirstFit products.  In addition, it will allow us to focus our resources on the development of new products and the expansion of our GlamSmile business.

Whitening Products

We initially started in the whitening business, by developing and marketing whitening products in combination with the worldwide appreciated high speed curing lamp RemeCure. The RemeCure plasma curing light uses plasma arc technology instead of LED and laser technology which provides high-energy power over the complete spectrum.  This allows RemeCure plasma curing light to be used in various applications such as: (1) curing dental composite materials in only seconds; and (2) for single appointment, in-office whitening in less than forty minutes.

•
Remewhite Formulation+ by GlamSmile.   Formulation+ was the first available in-office power whitening gel featuring Remedent’s proprietary CRM-Technology. The Continuous Release Matrix assures a prolonged and continuous release of Hydrogen Peroxide throughout the entire session, thus improving the exposure time of the whitening agent to the enamel. Still today Formulation+ for in-office use by dentists is one of the top products giving consumers whitening results up to 10 shades whiter without sensitivity.

•
WHITE Boost & WHITE Finishing. Other than Formulation+, Remedent created and sells the White Boost & White Finishing through dentists for home use. It is an oxygen-induced whitening system using a revolutionary and comfortable tray and 2 thin, flexible foam strips impregnated with super tooth whitening gel. The foam strips’ unique formula guarantees a steady release of oxygen that first triggers and then speeds up the whitening process. Our ergonomic delivery tray means ease-of-use and superb whitening results in just 10 minutes.

GlamSmile Veneers

In connection with the 2008 Restructuring, we shifted our focus to professional products targeted for the professional sector. Our key product in the professional oral care and cosmetic dentistry product is the GlamSmile™ veneer.

In 2006 we developed a revolutionary system for manufacturing and installing dental veneers which we branded as GlamSmile. GlamSmile veneers revolutionize the traditional one-at-a-time method of applying porcelain dental veneers.  GlamSmile veneers are attached to the front of the patient’s teeth using a patent pending single motion placement tray which replaces the traditional one at a time trial and error method of applying porcelain veneers, making the application less traumatic for the patient, much easier for the dentist and perhaps most important, far less costly than traditional dental veneers. The entire process is painless and takes only about an hour of the patient’s and the dentist’s time. GlamSmile veneers are so thin that the dentist does not need to remove healthy tooth structure which results in a process that is reversible.

In the fall of 2006, we opened our initial GlamSmile Lab in Ghent. Since 2006, we have refined and improved the GlamSmile product through internally developed improvements and licensed technologies making them even easier to install by the dentist, more tailored to each patients physical characteristics, less costly to manufacture by developing manufacturing capabilities in China and faster manufacturing turnaround resulting in higher patient satisfaction.  After initial testing of the GlamSmile product, in June 2008, we entered into an OEM Agreement with SensAble Technologies, Inc, a leading provider of 3D touch-enabled modeling and dental CAD/CAM solutions, to integrate SensAble technology into our GlamSmile system. The agreement with SensAble is exclusive with regard to dental veneers for a period of two years. The technology provided by SensAble replaces the creation of hand-crafted wax models previously required in designing GlamSmile veneers for patients.  The Company is currently in negotiation with SensAble for the development of new enhanced software.

Our GlamSmile involves a proprietary veneer fabrication technique and a patented single-motion veneer placement tray which are both guided by a proprietary computer imaging, design and digital preview system. The unique tray delivery system lets dentists expertly seat 10 ultra-thin, custom veneers in less than an hour while preserving tooth structure. All the features of GlamSmile, together with the CAD/CAM technology, digital preview for dentists to evaluate the design and a unique full arch tray delivery system used in conjunction with minimally or no preparation ultra thin veneers,  have revolutionized the art of veneering.

Our GlamSmile veneers are ultra thin claddings made from a mixture of a hybrid composite and porcelain materials which are attached to the front of the patient’s teeth.  GlamSmile veneers are ultra-thin and can best be compared to contact lenses in terms of thickness. Because GlamSmile veneers are so thin, the dentist does not need to remove healthy tooth structure leaving the patient’s healthy tooth structure intact results in several important benefits:

•	no local anesthesia is required to prepare the teeth;

•	reduced (if any) tooth sensitivity post-procedure; and

•	the process is reversible.

Our veneers are  custom-made for each individual’s personal features, taking into account numerous factors including the shape of a person’s face, the shape of their lips and more. At the initial doctor visit, an impression is made of the patient’s teeth.  During the second visit, the hybrid composite veneers, which are computer generated as a single unit, are then ready to be installed.  The single-unit feature enables dentists with minimal training to apply up to ten teeth in one 30 – 45 minute visit.  This minimizes the risk of failure and allows more dentists to offer GlamSmile veneers as part of their dental practice. With traditional bonding, a dentist adheres a composite material directly on the tooth which lasts about 3 to 6 years and tends to discolor.  Porcelain veneers, though a more lasting solution (ten years or more), require a significantly more invasive procedure to install, which is irreversible, requires a very high level of training and skill from the dentist and can cost from $700 to $2,000 per tooth.

The entire production process currently takes place at our own GlamSmile lab in China. The production process uses a high-tech CAD/CAM technology which we have developed in conjunction with SensAble Technologies as discussed above. This technology enables ultimate precision so that the shape, thickness and length of each individual veneer is unique. Upon completion, the customized GlamSmile veneers are shipped to the dentist via overnight couriers. In our continuing effort to improve our product and processes and in response to feedback from our dentists, we have recently developed a new tray system that allows for better visibility of the finished veneers prior to their application as well as easier handling by the dentist. This second generation patent pending tray will further reduce the chair time required for each application and broaden appeal within the dental community. Also currently in development, is a new technology using a fully digital milling machine that will be capable of fabricating our veneers on site at our GlamSmile centers. This technology in conjunction with current technologies developed with SensAble will enable images to be captured one day, electronically transmitted to our lab in China for final design, and transmitted back to the onsite milling machine for next day application by our dentist to the patient.

Marketing and Distribution

We market our products to the dental professional using our business to business strategies (“B2B”), and we also market our products directly to the consumers in China and Belgium using our direct to consumer model (“B2C”).  Our products are sold to dental professionals in 18 countries through distributors.  In addition, pursuant to our distribution agreement with Den-Mat, the GlamSmile product is also sold in the United States and throughout the world with the exception of certain excluded territories as further described under “Distribution Agreements.”   We currently sell our products in China and Belgium directly to consumers using our direct to consumer model, which includes our GlamSmile Smile Design-Virtual Studio, and GlamSmile Studios.

B2C Market and Distribution

 In 2008 we opened, through a third party, our first GlamSmile center in Beijing China, marketing GlamSmile directly to consumers.  In 2009 we began direct to consumer tests in Belgium using internet advertising to acquire potential leads and our own dedicated “Smile Consultants” to manage the sales process from lead acquisition through final sale with successful results. Our direct to consumer model, has been developed around a one to one relationship with our Smile Consultants. This process also results in the dentists being relieved of the sales responsibilities allowing them to better focus on patient satisfaction. In both China and Belgium, with the aid of our own “Smile Consultant” working direct with the customer throughout the entire sales process, we have seen positive results in our partner retail centers.

Our Smile Consultancy Program is predominantly marketed on the internet through our website, GlamSmile Smile Design.  We focus on intensive campaign and advertisement aimed to generate large traffic to our website that promotes GlamSmile Whitening, Veneers and Free Smile Advice. Visitors can apply for a free personalized Smile Consultation by a Smile Consultant. The latter guides the consumer to the right GlamSmile Studio or with one of our GlamSmile partner dentists and to the solution that meets best his or her Smile expectations.  The Smile Consultancy Program requires us to develop close partnerships with dedicated GlamSmile dentists and the establishment of GlamSmile Studios. The GlamSmile Studio is a concept studio with a focus on aesthetic and cosmetic dentistry. Unlike a traditional dentist office, our GlamSmile Studio are designed and managed as a dental spa.

We have begun to market our products through our Smile Consultancy Concept and the GlamSmile Studios in China and plan to expand the number of GlamSmile Spas in China and Europe and enter the United States market.  Through Glamsmile Asia Ltd. and its subsidiaries we opened a GlamSmile clinic in Beijing, China, during the third calendar quarter of 2009.  The Beijing GlamSmile clinic was the first dental spa to offer pain free cosmetic dentistry in Beijing.  In April 2010, we partnered with a local Chinese company and expanded our  business to consumer model in the Asian market by opening a dental spa  in Hong Kong.  Additionally, a first GlamSmile Studio was opened in Taiwan at the end of the first quarter of the current year, through a strategic alliance with an unrelated distributor.

Cosmetic Dentistry Industry

The cosmetic dental industry has expanded into a multi-billion industry as a result of increased awareness of the importance of oral health, high aesthetics, improved dental treatments, and reduced patient discomfort.  An increasingly aging population and rising disposable income have also positively impacted the growth of cosmetic dentistry. Demand for dental products and services are forecasted to remain healthy due to growing incidences of cosmetic treatments and dental implants.  According to a recent report published by Koncepts Analytics, the dental industry worldwide was estimated at about $18.8 billion in 2008, dominated by the US, Europe and Japan, which collectively accounted for more than 84% of the global revenue in 2007. The United States Dental Market was nearly $7.6 billion in 2007, projected to grow to almost $8 billion in 2008 and nearly $10 billion by 2013, representing a compound annual growth rate of 4.7%. The American Academy of Cosmetic Dentistry estimates that Americans spend about $2.75 billion each year on cosmetic dentistry. The growth of this market is expected to be highest in the United States and EU where the generation of aging baby boomers can afford these quality but expensive dental procedures. Also expected to be a catalyst for the growth and popularity of cosmetic treatments and implants is the younger generation. Further, emerging technologies will reduce the overall turnaround time for dental procedures while improving efficiency of the dental practitioners. For example, introduction of CAD/CAM has reduced designing time and 3D imaging techniques have improved patient diagnosis and procedure planning. Changing consumer needs and a shift towards cosmetic dentistry will drive the market for high end dental solutions.

In China and other parts of Asia there has been a rapid growth in living standards. China’s young, emerging middle class is beginning to equate accumulation of possessions and leisure opportunities with quality of life. An estimated 415,000 Chinese had more than $1 million in disposable assets in 2007, more than any other country, according to the Merrill-Lynch Asia-Pacific Wealth Report. Up to 170 million people, or 13% of the population, can afford luxury brands and the number will reach 250 million next year, according to the China Association of Branding Strategy. These regions have a huge potential for growth in cosmetic dentistry due to low market penetration. Consequently, these countries are exhibiting high demand for modern and sophisticated technology and equipment in the dental market. Overall demand for dental products in China is expected to climb to 11% annually through 2012. In a report published by Millennium Research Group with regard to Chinese markets for Dental Implants, a similar target market as that for our GlamSmile products, finds that this emerging market is growing quickly at a compound annual growth rate of more than 35%. A strong driver of this growth is the deregulation of dental services in China. Dental services in China are generally provided in government-managed facilities; however, ongoing deregulation of dental services is resulting in the emergence of an increased number of private dental practices and increasing accessibility to dental services. Another major driver in the Chinese market is the frequency of teeth stained by Tetracycline. For decades, Tetracycline was one of the most prescribed antibiotics in China causing many individuals to suffer from stained teeth. Excessive use of fluoride in drinking water causes a similar problem. When tetracycline exposure occurs while teeth are forming, it creates a permanent gray or brown stain, causing either uniform discoloration of the entire tooth or forming horizontal bands of stain of varying intensity that can range from mild to very dark. Veneers are the treatment of choice for this condition. In 2008, the Asia-Pacific market for dental prosthetics (crowns, bridges and dentures) was valued at over $6 billion. The Asia-Pacific market includes Australia, Japan and South Korea. The aging population and greater demand for aesthetic dentistry are driving forces in the prosthetics market. The global economic crisis, which began in 2008, has led to a slowdown in the overall market; however, the market is expected to grow over the forecast period, reaching $7.2 billion by 2015.

In Europe, despite significantly slowed economic conditions due to the worldwide economic recession, the four largest European markets reported the following growth rates for total sales of dental products – Germany minus 2%; Italy plus 1.6%; France plus 1.6%; UK plus 10%. Like the United States, aging baby boomers, improving technologies, as well as a growing desire for that “celebrity” smile combined with pent up demand created by the global economic slowdown should all contribute to growth in the cosmetic industry sector in Europe.

We believe that our GlamSmile products which are affordable in comparison to traditional veneers, pain free, easy to apply, and provide instant results make us uniquely positioned to capitalize on the market trends in Asia, Europe and the United States.

Growth Strategy

Today, our strategic plan is to focus our vertically integrated development, manufacturing and marketing resources on selling our GlamSmile veneers direct to consumers by using all forms of direct response media including the internet, print, radio, television and social network media, to expand our presence in China and Europe, as well as to establish a direct to consumer presence in United States.  In our marketing efforts we intend to emphasize the ease, convenience, affordability and dramatic, instant results as demonstrated by before and after photos that are attained as a result of GlamSmile veneers. We will also feature our “Until You Smile” satisfaction guarantee. Using the success formula we experienced in China and Belgium using a "Smile Consultant" to help maintain control of the sales process and close the sale, our distribution will be through both owned and operated clinics as well as affiliations with existing dental practices and partner retail centers in Asia, Europe and the United States markets.

Our current strategic marketing and distribution plan includes a combination of owned and licensed GlamSmile centers depending upon the size and location of the market, with us managing the marketing efforts, patient communications and sales process. We intend to establish three geographic divisions, Asia, Europe and North America, each of which will promote GlamSmile veneer treatments in their respective territories. We plan to establish three types of GlamSmile Centers depending upon market factors and government regulation.

•
Owned Centers. These are centers in which the Company will own, control and/or manage all aspects of the operation including the facilities, equipment, personnel, marketing, insurance risk and other operating costs and will either employ or contract with dentists to perform the necessary dental services. In China, we will continue to principally rely on our owned and operated dental GlamSmile clinics or centers.

•
Licensed Centers.  In many markets we will seek to identify and recruit cosmetic dentists that have existing practices and who endorse the GlamSmile veneer products. In these markets, we will contract with dentist practices and the Company will recognize revenue through the sale of veneer trays plus marketing and other service fees to be charged to the dentist for services performed by the Company.

•
Distributors. In markets where we lack the expertise with respect to managing marketing and where local regulation and/or custom may make it impractical to deploy an owned or licensed center approach we will look to appoint distributors who will be granted exclusive rights to market and distribute our GlamSmile products directly to consumers subject to minimum performance criteria and/or initial territory fees. In this model the distributor will be expected to invest in all marketing and sales conversion costs in their market. Our revenues will be derived principally from sales of our GlamSmile veneer products to the distributor.

In order to support and facilitate our growth strategy, it is our intention to restructure our subsidiary companies to better manage our GlamSmile related operations. In conjunction with this restructuring, we intend to have the intellectual property and other assets related to GlamSmile contributed to a new entity to be formed to be called GlamSmile Worldwide. New entities would also be created called GlamSmile Asia, GlamSmile North America and GlamSmile Europe, each with licensed rights to use and exploit the GlamSmile technology in their respective territories. We anticipate that we will continue to own 50% of the Asia operations either as a result of maintaining the status quo structure or through a transaction with Gallant exchanging their interest in the Asian operations for our common stock in conjunction with a direct equity investment by a third party in our Asian operations.

B2B Market and Distribution

Until recently, our priority has been to focus on product development and marketing and to rely on our distributor network assisted by our internally developed marketing programs for servicing our customers in our target market in the B2B Market.

Starting in Belgium and the Netherlands, our products have been introduced utilizing our Distributor Assisted Marketing programs.  We implement our program by first identifying an established dealer in each market with a well developed sales force familiar with sales of capital equipment to the professional dentist community.  Second, we develop aggressive lead generation programs and other marketing techniques which served as a blue print for the dealers to implement.  The combination of a well-trained dealer force and dealer-assisted marketing and lead generation programs has proven to be far more effective than utilizing a direct sales approach, which is much slower and more costly to establish.  This process has been repeated for both the professional dentist and retail, over-the-counter markets in each country.  As a result of this approach, we have been able to establish dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

Consistent with our strategic dealer-assisted marketing approach, in August 2008, we appointed Den-Mat, a global aesthetic dental industry leader since 1974, to be the sole and exclusive distributor to market, license and sell our GlamSmile tray technology for their Lumineers product line throughout the world excluding China, most of Western Europe, parts the Middle East and other parts of Asia and licensed our technology for use by Den-Mat in their own manufacturing processes.  In June 2009, we amended our agreement with Den-Mat which, among other technical modifications, clarified our right to market GlamSmile direct to consumers (as opposed to marketing to dentists). The agreement with Den-Mat was again modified in March 2010 wherein various terms regarding our rights to manufacture, the royalties due us and Den-Mat and other issues were amended or restated, the end result of which was to remove any obstacles to our implementing our strategy to market GlamSmile direct to consumers on a worldwide basis while continuing to receive royalties on sales by Den-Mat of products which include our GlamSmile and other technologies. Below are the specific terms and related transactions:

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

On August 11, 2009, the Company and Den-Mat entered into Amendment No. 1 to Amended and Restated Distribution, License and Manufacturing Agreement (“Amendment No. 1”) pursuant to which certain provisions of a certain Amended and Restated Distribution, License and Manufacturing Agreement previously entered into by the Company and Den-Mat on June 3, 2009 (the “Distribution Agreement”) were amended.  Among other things, the Amendment expands the Company’s products covered under the Distribution Agreement to include the Company’s new Prego System Technology (“Prego System”), also commonly known as “Glamstrip”. Under the Amendment, the $250,000 payment which was originally due upon the expiration of the first Contract Period (as defined in the Distribution Agreement) is now due on the earlier occurrence of (i) sixty days from August 11, 2009 or (ii) the performance of the Company’s live patient clinical demonstration of the Prego System to be performed at Den-Mat’s reasonable satisfaction.  The Amendment also provides for (a) the royalty rate for products manufactured and sold by Den-Mat using the Prego System after the Guaranty Period (as defined in the Distribution Agreement), (b) Den-Mat’s right to elect to manufacture or purchase from a third party manufacturer any or all portion of the minimum purchase requirements under the Distribution Agreement provided however, that if Den-Mat fails to purchase the minimum number of Units/Teeth as required during any month, Den-Mat may cure such default by paying the Company a certain royalty on the difference between the minimum purchase requirement and the amount actual purchased by Den-Mat during such month, with such royalties accruing and being due and payable upon the earlier occurrence of either (1) one hundred twenty days from August 11, 2009 or (2) the successful performance of the Company’s live patient demonstration of the First Fit Technology licensed to Den-Mat pursuant to the First Fit-Crown Distribution and License Agreement, to be performed at Den-Mat’s reasonable satisfaction; and all shortfall payments thereafter being due and payable within 15 days after the end of the month in which shortfall occurred, and (c) Den-Mat’s option to purchase a certain number of Prego Systems in lieu of Trays during each of the first three Contract Periods pursuant to the terms, including price and conditions, set forth in the Amendment so long as such option is exercised during the period commencing on August 11, 2009 and ending on the later of either 91 days or 31 days after the Company demonstrates to Den-Mat that it has the capacity to produce a certain number of Prego System per Contract Period.

On March 29, 2010, concurrently with the execution of the First Fit Amendment (as described below), the Company and Den-Mat entered into Amendment No. 2 to the Amended and Restated Distribution, License and Manufacturing Agreement (“Glamsmile Amendment”) with Den-Mat pursuant to which certain provisions of a certain Amended and Restated Distribution, License and Manufacturing Agreement previously entered into by the Company and Den-Mat on June 3, 2009 and subsequently amended on August 11, 2009, were amended.  The Glamsmile Amendment became effective concurrently with the effectiveness of the First Fit Amendment.  Among other things, the Glamsmile Amendment (1) permits the Company to purchase its requirements for GlamSmile Products from another party, other than Den-Mat,  provided Company pays De-Mat a royalty payment on net revenues received by Company per unit/tooth, (2) decreases the percentage of securities to be covered in a warrant to purchase securities of B2C Market Subsidiary and the exercise price of such warrant to be issued to Den-Mat  in the event a B2C Market Subsidiary is formed under the terms set forth in such agreement, (3) expands the definition of “Excluded Market” to include Australia, Belgium, France and United Arab Emirates, and (4) provides a consulting fee, equal to a percentage of net revenues received by Den-Mat from the Sale of Unit/Teeth and trays, to the Company for its services, support  and certain additional consideration, (5) terminates certain provisions relating to minimum requirement obligations and rights, and (6) amends the formula for calculation a certain exit fee in the event of a change of control.

On March 29, 2010, a certain Amendment No. 1 to First Fit Crown Distribution and  License Agreement (“First Fit Amendment”) between the Company and Den-Mat, pursuant to which the Company agreed to sell to Den-Mat all of the intellectual property or used by Company related to the First Fit product (“First Fit IP”) became effectuated upon Company’s receipt of Den-Mat’s countersignatures to the First Fit Amendment.  The First Fit Amendment amends the First Fit-Crown Distribution  and License Agreement dated June 3, 2009 between the Company and Den-Mat, pursuant to which Den-Mat was granted certain license and distribution rights relating to the First Fit IP and First Fit products.  The total purchase price for the First Fit IP consists of installment payments and royalty payments.  The  cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown, (b) $525,000 on or before March 15, 2010 (c) $700,000 on June 30, 2010, and (d) $500,000 on December 31, 2010, June 30, 2011 and December 31, 2011. In connection with the execution of the First Fit Agreement, Den-Mat also agreed to make an advance cash payment of $75,000 to the Company towards the purchase price.  In addition to the cash component, Den-Mat agreed to pay Remedent a capital payment equal to a certain percent of Den-Mat’s net revenues generated by the sale of the First Fit products.

Locations

We lease our 26,915 square feet office and warehouse facility in Deurle, Belgium.  Our operations take place primarily at our office space and warehouse in Deurle, Belgium.  We also lease a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business. To house our Research and Development Division, we also lease an additional office facility of approximately 2,290 square feet.  The facility is located next to our sales and marketing division.

Manufacturing

Prior to 2003, all of the manufacturing related to our dental products were conducted through third party manufacturers under our supervision thereby minimizing demands on capital resources.  Beginning in 2003, parts of the manufacturing and the majority of the final assembly of our products were brought in-house, thereby improving control over product quality while significantly reducing product costs.  These efforts were expanded significantly during the fiscal year ended March 31, 2006, in particular with regard to the expansion of in-house manufacturing capabilities for our gel products and foam strips. The Company still manufactures many of its products in its facility in Deurle, Belgium, as well as through outsourced manufacturing in China and France.  In December 2005, our manufacturing facility became ISO 9001:2000 certified and ISO 13485:2003 certified which includes the certification for the manufacture of medical devices.

Research and Development

Our research and development expenses increased $22,543 to $271,195 for the year ended March 31, 2010 as compared to $248,652 for the year ended March 31, 2009, a 9.1%.  Our current levels of research and development expenditures are reflective of an average year. Research and Development expenses have increased primarily because of our work with respect to the ‘First-Fit Concept’.

Intellectual Property

GlamSmile.         We have filed two patent applications in the European Union, United States and Australia related to both the design and manufacturing process of the GlamSmile product.  We have also applied for international trademark registration for GlamSmile in the United States and European Union. In addition, we have secured the domain name www.glamsmile.com as well as other related internet domains in our targeted markets. We also have ongoing research and development efforts to improve and expand our current technology and to develop new dental products.  We intend to continue to apply for patents when we believe it is in our interest to do so and as advised by patent counsel.  We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business.  Certain of our key employees and consultants are required to enter into confidentiality and/or non-competition agreements to protect our confidential information.

Teeth Whitening Patents.    In October 2004, we acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by us. Pursuant to the terms of the license agreement, we were granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. We are amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $35,750 of accumulated amortization for this patent as of March 31, 2010.  We will  accrue this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of March 31, 2010 (March 31, 2009-Nil).

Universal Applicator Patent.   In September 2004, we entered into an agreement with Lident N.V. (“Lident”), a company controlled by Mr. De Vreese, the Company’s Chairman, to obtain an option, exercisable through December 31, 2005, to license an international patent (excluding the US) and worldwide manufacturing and distribution rights for a potential new product which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese association with the Company. The patent is an Italian patent which relates to a single use universal applicator for dental pastes, salves, creams, powders, liquids and other substances where manual application could be relevant. We have filed to have the patent approved throughout Europe. The agreement required us to advance to the inventors through Lident a fully refundable deposit of €100,000 subject to our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, would be assigned to us for additional consideration to the inventors of €100,000 and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit would be repaid in full by Lident. The consideration we agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors. Consequently, Lident would not have profited from the exercise of the option. Furthermore, at a meeting of our Board of Directors on July 13, 2005, the Board accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to us in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property. Consequently, when we exercise the option, all future payments, other than the reimbursement of costs would be paid directly to the original inventors and not to Lident.

On December 12, 2005, we exercised the option and we and the patent holder agreed to revise the assignment agreement whereby we agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which was paid by us in September 2005 and the remaining €25,000 is to be paid upon our first shipment of a product covered by the patent. As of March 31, 2010 we have not yet received the final Product. The patent is being amortized over five (5) years and accordingly, the Company has recorded $103,012 of accumulated amortization for this patent as of March 31, 2010.

Major Customers

For the year ended March 31, 2010 the Company had two customers that accounted for 45.2% and 11.4% respectively of total revenues. For the year ended March 31, 2009 the Company had one customer that accounted for 45.5% of total revenues.

Competition

GlamSmile.  Our competition consists of both alternative procedures that can be performed to achieve in part the results that would be achieved through a GlamSmile procedure, as well as competition from dentists not within the GlamSmile network who provide veneer procedures. With regard to alternative procedures, options available to the consumer include various whitening procedures, dental implants, dental bonding and dental caps. With the exception of whitening procedures, which for the most part cannot address many of the dental issues solved by GlamSmile veneers, the remaining alternatives all involve more cost, more patient discomfort and more time to complete. There are many dental practitioners that perform traditional veneer procedures. In most cases, traditional veneers will also be significantly more costly then GlamSmile veneers and require the dentist to remove more of the existing tooth material as well as requiring multiple patient visits to complete. That said, there will be existing practitioners that believe they can attain more customized results with the individual veneer approach as opposed to the GlamSmile tray approach and may be reluctant to offer our less costly procedure. To the best of our knowledge, GlamSmile will be “first to market” with respect to a direct to consumer advertising and promotion campaign for veneers anywhere which should enable us to capture market share in what we believe will be a rapidly growing market. Further, we have filed for patents on our proprietary tray delivery systems and have developed years of knowhow relating to treating patients with the multiple veneer approach. However, new technologies are continue to be developed and new processes could be designed that would not violate our patents and result in similar solutions that could compete with GlamSmile products. Because we are uniquely positioned to have the ability tocontrol the entire process from manufacturing to marketing to distribution, we believe it is feasible for us to  have complete control and flexibility to maximize margins and respond aggressively to any competitive situation.

Teeth Whitening.  International markets including Europe, Asia and Latin America have followed the United States’ lead in expanding offerings in the areas of teeth whitening.  Leading the way in both the professional dentist segment has been United States based companies seeking to expand their distribution.  Impeding these efforts has been the inability of many of these companies to fully understand the differences from both a distribution and a regulatory standpoint that apply in each of the European and Asian markets.  Notwithstanding the formation of the European Union and its efforts to standardize regulatory and business practices throughout Europe, these practices in reality vary widely from country to country.  Competition in the professional dentistry product lines comes primarily from the larger United States based competitors including Brite-Smile, Rembrandt (now a subsidiary of Gillette Company, Inc.), Discuss Dental, Inc. and Zoom.  All of these companies offer light and whitening solutions to the professional dentist community.  Despite our competition’s advantage with respect to size, resources and name recognition, we have continued to maintain market share in this highly competitive segment for the following reasons:

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

Medical Device

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

Fee Splitting and Arrangements with Health Professionals

Many states in the United States and countries worldwide have laws that prohibit business corporations like us from practicing medicine, employing dentists to practice medicine, exercising control over medical decisions by dentists, or engaging in certain arrangements, such as fee splitting, with dentists. In light of these restrictions, in certain markets where permissible we intend to operate by maintaining management contracts with dentists owned corporations or other business entities that employ or contract with dentists to provide the GlamSmile and other dental services. Under these arrangements we will perform under contract only nonmedical administrative services, will not offer medical services and will not exercise influence or control over the practice of medicine by the dentists employed by such business entities. In markets where fee splitting with a business corporation is prohibited, the fees that will be received by us will have been established on a basis that we believe complies with the applicable laws. However, regulatory authorities or other parties may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we could be subject to civil or criminal penalties, the contracts could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements.

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

Employees

We currently retain 24 full-time employees in Belgium.  We currently have one employee, Mr. Stephen Ross, our Chief Financial Officer, located in the United States.  Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Accounting Officer.  We have no other employment agreements with our executive officers.

Financial Information About Geographic Areas

Refer to Note 22, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

ITEM 1A — RISK FACTORS

RISK FACTORS

Investment in our common stock involves risk.  You should carefully consider the risks we describe below before deciding to invest.  The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment.  In assessing these risks, you should also refer to the other information included in this Annual Report, including our consolidated financial statements and the accompanying notes.  You should pay particular attention to the fact that we are a holding company with substantial operations in Belgium and China and are subject to legal and regulatory environments that in many respects differ from that of the United States.  Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen.  This discussion contains forward-looking statements.

Risks Relating To Our Business

We have a history of losses and we could suffer losses in the future.

With the exception of a small profit of $16,149 on revenue of $5,234,855 for the fiscal year ended March 31, 2004, we have had a history of substantial losses.  Our losses were $2,952,915 on revenues of $14,639,541 for the year ended March 31, 2009, and $2,349,915 on revenues of $8,247,940 for the year ended March 31, 2010.  We expect to continue to incur increasing cost of revenues, research and development expenses, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there  is no assurance that we will be able to achieve or sustain profitability

Substantially all of our assets are secured under a credit facility with Fortis Bank, a bank located outside of the United States, and in the event of default under the credit facility we may lose all of our assets.

On October 8, 2004, our wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank (“Fortis Bank”), for €1,070,000 (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V.  The purpose of the Facility is to provide working capital to grow our business and to finance certain accounts receivable as necessary.  Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit.  On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000.  On March 13, 2006, the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit.  The Facility was further amended September 1, 2006, to decrease the mixed-use line of credit to €2,050,000.  The latest amendment to the Facility, dated January 3, 2008, amended and decreased the mixed-use line of credit to €2,050,000, to be used by Remedent N.V. and/or Sylphar NV.  Each line of credit carries its own interest rates and fees as provided in the Facility. The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000 for Remedent N.V. and € 1,000,000 to be used by Sylphar NV.  Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 2.9% for draws on the credit line, to 8.4% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V. and Sylphar N.V. are currently only utilizing two lines of credit, advances based on accounts receivables and the straight loan. As of March 31, 2010 and March 31, 2009, there were $ 674,600 and $660,200 in advances outstanding, respectively, under this mixed-use line of credit facility. Although we are current in our obligations under this Facility, in the event of a default under this Facility we may lose our assets.

We depend on strategic relationships with third parties  for sales and marketing performance and revenues in the People’s Republic of China and certain territories in North America,   and failure to maintain these relationships, poor performance by these companies or disputes with these companies could negatively impact our business.

We rely on significant strategic  relationships with third parties, for our sales and marketing performance in certain territories. These include collaborations with Den-Mat and strategic partners in China for our dental spas.  Reliance on collaborative relationships poses a number of risks, including the risk that:

•	we are unable to control the resources our corporate partners devote to our programs or products;

•	disagreements with our corporate partners could cause delays in, or termination of, the research, development or commercialization of product candidates or result in litigation or arbitration;

•	contracts with our corporate partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

•	our corporate partners with marketing rights may choose to pursue competing technologies or to devote fewer resources to the marketing of our products; and

•	our distributors and our corporate partners may be unable to pay us, particularly in light of current economic conditions.

Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenues from products could decline.

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

We currently have operations in Belgium and have product sales in Europe, the Middle East, South America and Asia.  A significant portion of our revenue is in currencies other than United States dollars, including Euros, Hong Kong dollar and the Chinese Remimbi (“RMB”).  Because our financial statements are reported in United States dollars, fluctuations in Euros, Hong Kong dollar and RMB against the United States dollar may cause us to recognize foreign currency transaction gains and losses, which may be material to our operations and impact our reported financial condition and results of operations

Substantially all of our assets and our operations are located outside of the United States, a significant number of sales  are generated outside of the United States subjecting us to risks associated with international operations.

Our operations are primarily in Europe and Asia and 64 % of our sales for the fiscal year ended March 31, 2010 were generated from customers outside of the United States, compared to 43% of our sales for the fiscal year ended March 31, 2009. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

We have been experiencing significant growth in the scope of our operations, including the launch of our direct to consumer business model in Asia through strategic partnerships.  This growth has placed significant demands on our management as well as our financial and operational resources.  In order to achieve our business objectives, we anticipate that we will need to continue to grow.  If this growth occurs, it will continue to place additional significant demands on our management and our financial and operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls.  We have been distributing our products primarily in Europe and we have recently launched sales and distribution in the United States and Asia, this expansion could further increase the challenges involved in implementing appropriate operational and financial systems, expanding manufacturing capacity and scaling up production, expanding our sales and marketing infrastructure and capabilities and providing adequate training and supervision to maintain high quality standards.  The main challenge associated with our growth has been, and we believe will continue to be, our ability to recruit and integrate skilled sales, manufacturing and management personnel.  Our inability to scale our business appropriately or otherwise adapt to growth would cause our business, financial condition and results of operations to suffer.

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

As of  June 21,  2010, our present directors and executive officers, and their respective affiliates beneficially owned approximately 29 % of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

We lease our 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,266 per month ($9,803 per month at March 31, 2010).

We lease a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008. Additionally, to support and house our Research and Development Division, as of October 15, 2009, an additional 2,290 square feet are being leased from the same unrelated party from which we lease out sales and marketing division, at  a base rent of €4,930 per month for the total location($6,656 per month at March 31, 2010).

ITEM 3 — LEGAL PROCEEDINGS

To the best knowledge of management, there are no material legal proceedings pending against the Company.

ITEM 4 — [RESERVED AND REMOVED]

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low
Quarter ended March 31, 2008	$1.75	$0.90
Quarter ended June 30, 2008	$1.85	$0.73
Quarter ended September 30, 2008	$1.90	$1.10
Quarter ended December 31, 2008	$1.25	$0.30
Quarter ended March 31, 2009	$1.01	$0.30
Quarter ended June 30, 2009	$0.94	$0.40
Quarter ended September 30, 2009	$0.65	$0.42
Quarter ended December 31, 2009	$0.55	$0.20
Quarter ended March 31, 2010	$0.51	$0.25

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 21, 2010, the number of stockholders of record was 194, not including beneficial owners whose shares are held by banks, brokers and other nominees.

Dividends

We have not paid any dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance the growth of the company. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our  earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2010,  we had three equity compensation plans approved by our stockholders (1) our Incentive and Nonstatutory Stock Option Plan enacted in 2001 (the “2001 Plan”), (2) our 2004 Incentive and Nonstatutory Stock Option Plan (the “2004 Plan”); and (3) our 2007 Equity Incentive Plan (the “2007 Plan”). Our stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, our stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, our stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by our stockholders, we have issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by us.

The following table provides aggregate information as of March 31, 2010 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,918,166	$1.15	131,834
Equity Compensation Plans not approved by security holders	967,298	$1.58	NA
Total	2,885,464	$.96	131,834

Recent Sales Of Unregistered Securities

As described elsewhere in this Annual Report, in connection with our acquisition of partial ownership interest in GlamSmile Asia Ltd., in January 2010, as part of the consideration for the purchase price of our ownership interest in GlamSmile Asia Ltd., we agreed to issue Gallant 250,000 shares of common stock of our Company during the fiscal year ended March 31, 2011, and 300,000 options to purchase shares of our commons stock,  of which 200,000 options were granted as of March 31, 2010 and valued at $62,108 based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $.39 per share.  The options are exercisable at $0.39 each, for a period of five years. All of the securities issued to Gallant are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

The sale of all other equity securities of the Company during the fiscal year ended March 31, 2010, have been previously disclosed in the Company’s Quarterly Report on Form 10-Q and in the Current Report on Form 8-K.

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

Overview

We design, develop, manufacture and distribute cosmetic dentistry products.  Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we have developed a line of professional veneers as well as a family of teeth whitening products for both professional and “Over-The-Counter” (“OTC”) use, that are distributed in Europe, Asia and the United States.  We manufacture many of our products in our facility in Deurle, Belgium as well as outsourced manufacturing in China and France. We distribute our products using both our own internal sales force and through the use of third party distributors.  We have established dealers in 35 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and patents.  The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment.  If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement.   To date, management has not identified any impairment of property and equipment.  There can be no assurance, however, that market conditions or demands for the Company’s services will not change which could result in future long-lived asset impairment.

Accounts Receivable and Allowance for Doubtful Accounts

We sell professional dental equipment to various companies, primarily to distributors located in Western Europe,  the United States of America and Asia.  The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days.  Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts.  We use the allowance method to account for uncollectible accounts receivable.  Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

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

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiaries, Remedent N.V. and Sylphar N.V., is the Euro, for Remedent Asia the Singapore Dollar and for Glamsmile Asia Ltd. and its subsidiaries, is the Hong Kong dollar and the Chinese RMB for China Mainland. . Finally, the functional currency for Remedent Professional, Inc. is the U.S. dollar. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Stock Based Compensation

We account for stock options using a fair-value-based method statement and recognize the resulting compensation expense in our financial statements. We use the Black-Scholes option valuation model in estimating the fair value of the stock option awards issued. We measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, the Company has determined that the dates used to value the transaction are either:

(1) The date at which a commitment for performance by the counter party to earn the equity instruments is established; or

(2) The date at which the counter party’s performance is complete.

For the year ended March 31, 2010, equity compensation in the form of stock options and grants of restricted stock totaled $467,908. For the year ended March 31, 2009, equity compensation in the form of stock options and grants of restricted stock totaled $670,455.

Adoption of New Accounting Standards

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

All of these FSP’s are effective for interim and annual periods ending after June 15, 2009, our quarter ended June 30, 2009. The adoption of these FSP’s has not had a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the year ended March 31, 2010 has resulted in increased disclosures in our consolidated financial statements.

In April 2009, the FASB issued updated guidance of ASC 820, "Fair Value Measurements." The updated guidance is effective for interim and annual periods ending after June 15, 2009 and provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The updated guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The updated guidance also enhances the disclosure of instruments for both interim and annual periods. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations. See Note 24— Financial Instruments, for disclosure regarding the fair value of financial instruments

In May 2009, the FASB issued ASC 855, "Subsequent Events" ("ASC 855"). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. The Company adopted ASC 855 with no impact on its consolidated financial position or results of operations. See Note 1— Description of the Company and Basis of Presentation, for further discussion.

In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value an Update 2009-05" ("ASU 2009-05"). ASU 2009-05 amends subtopic 820-10, "Fair Value Measurements and Disclosures—Overall" and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 with no impact on its consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 provides amended disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2010-06 with no impact on disclosures. See Note 24—Financial Instruments, for disclosure regarding the fair value of financial instruments.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued updated guidance of ASC 350, "Intangibles—Goodwill and Other," removing the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of the updated guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, "Business Combinations," and other U.S. generally accepted accounting principles. The updated guidance replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This updated guidance applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for our financial statements commencing April 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for us on April 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us on April 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

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

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"). ASU 2010-09 was issued to change certain guidance in the original codification and to clarify other portions. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU 2010-09, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2010 and 2009

Comparative details of results of operations for the years ended March 31, 2010 and 2009 as a percentage of sales are as follows:

	2010	2009
NET SALES	100.00%	100.00%
COST OF SALES	52.41%	45.18%
GROSS PROFIT	47.59%	54.82%
OPERATING EXPENSES
Research and development	3.29%	1.70%
Sales and marketing	16.40%	19.09%
General and administrative	54.85%	36.29%
Depreciation and amortization	8.81%	4.21%
TOTAL OPERATING EXPENSES	83.35%	61.28%
INCOME (LOSS) FROM OPERATIONS	(35.76)%	(6.46)%
Other income (expense)	(2.05)%	(12.71)%
LOSS BEFORE INCOME TAXES & MINORITY INTEREST	(37.81)%	(19.17)%
Income tax expense	(0.17)%	(0.22)%
NET LOSS BEFORE MINORITY INTEREST	(37.98)%	(19.39)%
MINORITY INTEREST	(9.49)%	(0.78)%
NET LOSS	(28.49)%	(20.17)%

Net Sales

Net sales decreased by approximately 43.7% to $8,247,940 in the year ended March 31, 2010 as compared to $14,639,541 in the year ended March 31, 2009.  The decrease in sales is primarily due to the non-recurrence of license fees received from Den-Mat, specifically $2,500,000 during the three months ended December 31, 2008 and a total of $4,925,000 in the nine months ended December 31, 2008.

Cost of Sales

Cost of sales decreased approximately 34.7% to $4,322,680 in the year ended March 31, 2010 as compared to $6,614,723 in the year ended March 31, 2009.  Cost of sales as a percentage of sales has decreased because of reduced production costs of our veneer product.

Cost of sales as a percentage of net sales has increased from 45% for the year ended March 31, 2009 to 52% for the year ended March 31, 2010 mainly because of the non-recurring license fees and the settlement and return of goods from a large OTC customer.

Gross Profit

Our gross profit decreased by $4,099,558 or 51.1%, to $3,925,260 for the fiscal year ended March 31, 2010 as compared to $8,024,818 for the year ended March 31, 2009 as a result of decreased sales.  Our gross profit as a percentage of sales decreased from approximately 54.8% in the year ended March 31, 2009 to 47.6% for the year ended March 31, 2010. The decrease in gross profit is the result of the licensee fees as noted above and the agreed settlement with a large OTC customer.

Operating Expenses

Research and Development.  Our research and development expenses increased $22,543 to $271,195 for the year ended March 31, 2010 as compared to $248,652 for the year ended March 31, 2009, an increase of 9.1%.  Our current levels of research and development expenditures are reflective of an average year.  Research and Development expenses have increased primarily because of our work with respect to the ‘First-Fit Concept’.

Sales and marketing costs.  Our sales and marketing costs decreased $1,441,710 or 51.6%, to $1,352,260 for the year ended March 31, 2010 as compared to $2,793,970 for the year ended March 31, 2009.   The decrease is largely due to the internal reorganization of the GlamSmile US sales force. The option was taken to sell in the US through a distributor instead of selling directly. Secondly, a reverse of a  provision for sales commissions was booked due to the return of OTC goods by a large customer.

General and administrative costs.  Our general and administrative costs for the year ended March 31, 2010 and 2009 were $4,524,324 and $5,312,192 respectively, representing a decrease of $787,868 or 14.8%.  The decrease in general and administrative costs as compared to the prior year is the result of the internal reorganization of the GlamSmile US organization where the option was taken, instead of going directly into the market, to work via a large Distributor.

Depreciation and amortization.  Our depreciation and amortization increased $110,825 or 18%, to $726,499 for the year ended March 31, 2010 as compared to $615,674 for the year ended March 31, 2009.  The increase is mostly due to the investment in a semi-automatic production machine for the production of our foam strips, which will allow us to significantly increase our production capacity.  This investment allowed us to streamline and improve production significantly with resultant increases in capacity and quality as well as decreased costs.  Secondly, investments are being made in software and related hardware to bring the design of veneers to the next level which will allow the dentist to modify the design of the final product, gaining substantial time in the production process.

Net interest expense.  Our net interest expense was $1,120 for the year ended March 31, 2010 as compared to $68,150 for the year ended March 31, 2009, a decrease of $67,030 or 98%.  Interest expense has decreased primarily because of decreased utilization of our available bank credit line.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2010 reflects cash and cash equivalents of $613,466 as compared to $1,807,271 as of March 31, 2009, a decrease of $1,193,805.  Net cash provided by operations was $232,885 for the year ended March 31, 2010 as compared to net cash used by operations of $880,579 for the year ended March 31, 2009, a decrease year over year of $1,113,464 in cash used by operations.  The decrease in net cash used by operations was primarily attributable to the internal reorganization of our business, primarily in the US where the option was taken to sell via a distributer instead of having a direct sales organization. Secondly, positive results of increased credit and collection efforts have also contributed to positive cashflow from operations.

As of March 31, 2010, there has been no indication of a trend of increased doubtful accounts or slower payments.  As a result, at this time, we do not anticipate increased reserves.

Investing Activities

Net cash used by investing activities was $1,476,287 for the year ended March 31, 2010 as compared to net cash used by investing activities of $977,578 for the year ended March 31, 2009. Cash used in investing activities in the year ended March 31, 2010 was for manufacturing equipment.

Cash used in investing activities in the year ended March 31, 2009 was for equipment purchases attributable to the investment in our production facility (new electric cabling, upgraded compressors and related costs); investments made to full file ISO 9001 and 13485 Medical Device Certificate demands (air conditioned warehouse capability, chemical resistant floor in production facility and related costs); initial investments in a basic Dental Lab; additional investments for molding and office equipment; and construction works in our newly leased offices.  All of our investing activities have been undertaken to improve our support to the sales and marketing division in reference to the veneer market.

Financing Activities

Net cash provided by financing activities totaled $14,400 for the year ended March 31, 2010 as compared to net cash provided by financing activities of $2,662,482 for the year ended March 31, 2009. Net cash provided from financing activities in the year ended March 31, 2010 was lower than in the year ended March 31, 2009 primarily because we received $2,782,000 in proceeds from the sale of Sylphar in 2009.  We did not complete any private placements in either 2010 or 2009.

The latest amendment to our line of credit, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 2.9%, for draws on the credit line, to 8.4% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V. and Sylphar NV are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2010 and March 31, 2009, Remedent N.V. and Sylphar N.V. had in aggregate, $674,600 and $660,200 in advances outstanding, respectively, under the mixed-use line of credit facilities.

During the years ended March 31, 2010 and March 31, 2009, we recognized an increase/ (decrease) in cash and cash equivalents of $35,197 and ($725,335), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2010, we had current assets of $4,502,576 compared to $8,264,237 at March 31, 2009. This decrease of $3,761,661 was due to a decrease in accounts receivable of $2,401,189 and a decrease in prepaid expenses of $390,413, offset by an increase in inventories of $223,746. Current liabilities at March 31, 2010 of $3,582,792 were $184,325 less than current liabilities as at March 31, 2009 which was $3,767,117.  The decrease was as result of a decrease in accrued liabilities of $1,098,824 offset by an increase in accounts payable of $534,264 and amounts due to related parties of $268,484.

As discussed in this Report, we anticipate that will need to raise additional funds to satisfy our work capital requirements and implement our business strategy for out direct to consumer business model.  In the event we are unable to raise additional funds, we may draw funds from the balance remaining on our credit facility.

At this time, we do not expect to purchase or sell any property or equipment over the next 12 months. The Company does not currently expect a significant change in the number of its employees over the next 12 months.

Off-Balance Sheet Arrangements

At March 31, 2010, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T)- CONTROLS AND PROCEDURES

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

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

Person	Age	Position
Guy De Vreese	55	Chairman, Chief Executive Officer
Stephen Ross	51	Chief Financial Officer, Director, Secretary
Fred Kolsteeg	67	Director
Philippe Van Acker	45	Director, Chief Accounting Officer

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

Legal Proceedings

None of our directors or executive officers were involved in a legal proceeding during the past ten years which are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company and required to be disclosed under Item 401(f) of Regulation S-K.

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

After Board review and discussions, as mentioned above, the Board recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Except for the late filings by Mr. Ross for open market stock purchases during May 2009 through July 2009, we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2010, were timely filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2010 and March 31, 2009, respectively:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)

Guy De Vreese, CEO and Chairman	2010	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-	$340,000	(1)	$340,000	(1)
	2009	$-0-	$-0-	$-0-	$-0-		$-0-	$-0-	$318,490	(1)	$318,490	(1)

Robin List, (2)
former CEO	2009	$231,746	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-		$231,746

Philippe Van Acker,	2010	$175,760	$-0-	$-0-	$-0-	(4)	$-0-	$-0-	$-0-		$175,760
Chief Accounting Officer, Director (3)	2009	$163,120	$-0-	$-0-	$48,844	(4)	$-0-	$-0-	$-0-		$211,964

Stephen Ross	2010	$160,000	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-		$160,000
CFO, Director(5)	2009	$50,000	$-0-	$-0-	$48,844	(6)	$-0-	$-0-	$-0-		$98,844

(1)
These amounts are consulting fees,  including a car allowance paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.  Mr. De Vreese was also appointed CEO effective December 10, 2008, upon Mr. List’s resignation.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2010.  As of March 31, 2010, there were no outstanding stock awards and columns (g) through (j) have been omitted.

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Guy De Vreese	50,000	-0-		$1.00	28-Mar-2012
Guy De Vreese	100,000	-0-		$1.75	20-Sept-2017

Philippe Van Acker	75,000	-0-		$2.46	23-Dec-2015
Philippe Van Acker	10,000	-0-		$1.00	28-Mar-2012
Philippe Van Acker	33,333	16,667		$1.75	20-Sept-2017
Philippe Van Acker	100,000	-0-		$0.50	19-Mar-2019

Stephen Ross	50,000	-0-		$1.00	28-Mar-2012
Stephen Ross	12,500	-0-		$2.00	8-Apr-2014
Stephen Ross	100,000	-0-		$0.50	19-Mar-2019

Director Compensation Table

Generally, our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.  However, at the discretion of our Board of Directors, we may periodically issue stock options under our stock option plan to directors.

Our directors did not receive any compensation for board services during the fiscal year ended March 31, 2010.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of  June 21, 2010.  The information in this table provides the ownership information for:

a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares.  Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Common stock beneficially owned and percentage ownership is based on 19,995,969 shares outstanding as of June 21, 2010.

Name of Beneficial owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned

Guy De Vreese, CEO, Chairman(2)
Xavier de Cocklaan 42
9831 Deurle, Belgium	4,783,680	23.75%

Philippe Van Acker, Director(3)
Xavier de Cocklaan 42
9831 Deurle, Belgium	218,333	1.08%
Stephen Ross, CFO, Secretary, Director(4)
1921 Malcolm #101
Los Angeles, CA 90025	626,327	3.11%

Fred Kolsteeg, Director (5)
Managelaantje 10
3062 CV Rotterdam
The Netherlands	300,000	1.49%

All Officers and Directors as a Group (4 persons)	5,928,340	29.43%

5% or Greater Shareholders

Austin W. Marxe and David M. Greenhouse(6)
153 East 53rd Street, 55th Floor
New York, NY 10022	7,814,816	33.50%

Paul J. Solit(7)
825 Third Avenue, 33rd Floor
New York, NY 10020	1,275,384	6.07%

Lagunitas Partners LP(8)	1,377,400	6.69%

Jon D. Gruber, J. Patterson McBaine and
Eric Swergold (9)
50 Osgood Place, Penthouse
San Francisco, CA 94133	2,230,000	10.64%

Den-Mat Holdings, LLC(10)
2727 Skyway Drive
Santa Maria, CA 93455	3,378,379	14.45%

*	Less than one percent

1.
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

2.
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

3.
Includes 10,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; 75,000 shares of common stock underlying options which vested on December 2005 and have an exercise price of $2.46 per share; 33,333 shares of common stock underlying options which have vested as of September 17, 2009 (of which 16,667 vested on September 17, 2008) and have an exercise price of $1.75 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

4.
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

5.
Includes 5,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share and 200,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

6.
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

7.
Consists of 404,370 shares of common stock and warrants to purchase 424,365 shares of common stock held by Potomac Capital Partners LP; 212,122 shares of common stock held by Potomac Capital International Ltd (“Potomac International”); and 234,527 shares of common stock held by Pleiades Investment Partners-R LP (“Pleiades”).  Paul J. Solit is the Managing Member of Potomac Capital Management LLC (“Management LLC”), which is the General Partner of Potomac Capital Partners LP.  Mr. Solit is also the President and sole owner of Potomac Capital Management Inc. (“Management Inc.”), which is the Investment Manager of both Potomac International and Pleiades.  As a director of Potomac International and through his control of Management LLC and Management Inc. Mr. Solit has disposition and voting control over the securities of Potomac Capital Partners LP, Potomac International and Pleiades.

8.
Consists of 784,000 shares of common stock and warrants to purchase 593,400 shares of common stock.  Such securities are also included and reflected in the disclosure for Jon D. Gruber, J. Patterson McBaine and Eric Swergold per footnote 9 below.

9.
Consists of 784,000 shares of common stock and warrants to purchase up to 593,400 shares of common stock held by Lagunitas Partners LP (“Lagunitas”); 181,600 shares of common stock and warrants to purchase up to 136,200 shares of common stock held by Gruber & McBaine International (“G&M International”); 152,200 shares of common stock and warrants to purchase up to 115,200 shares of common stock held by the Jon D.  and Linda W.  Gruber Trust; and 152,200 shares of common stock and warrants to purchase up to 115,200 shares of common stock held by J. Patterson McBaine.  Gruber & McBaine Capital Management, LLC (“GMCM”) is a registered investment adviser and general partner to Lagunitas and G&M International.  Messrs. Gruber and McBaine are Managers, members and portfolio managers of GMCM and Mr. Swergold is a member and portfolio manager of GMCM.  GMCM and Messrs. Gruber, McBaine and Swergold constitute a group within the meaning of Rule 13d-5(b).  Through control of GMCM, Messrs. Gruber, McBaine and Swergold share voting and disposition control over the portfolio securities of Lagunitas and G&M International. Jon D.  Gruber and Linda W.  Gruber have disposition and voting control for the securities held by the Jon D.  and Linda W.  Gruber Trust.  J. Patterson McBaine has disposition and voting control for the securities held in his name.

10.	Consists of warrants to purchase 3,378,379 shares of common stock.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

During the years ended March 31, 2010 and 2009 respectively, the Company incurred $675,760 and $861,044 respectively, as compensation for all directors and officers.

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

On March 29, 2010, a certain Amendment No. 1 to First Fit Crown Distribution and License Agreement (“First Fit Amendment”) between the Company and Den-Mat, pursuant to which the Company agreed to sell to Den-Mat all of the intellectual property or used by Company related to the First Fit product (“First Fit IP”) became effectuated upon Company’s receipt of Den-Mat’s countersignatures to the First Fit Amendment.  The First Fit Amendment amends the First Fit-Crown Distribution and License Agreement dated June 3, 2009 between the Company and Den-Mat, pursuant to which Den-Mat was granted certain license and distribution rights relating to the First Fit IP and First Fit products.  The total purchase price for the First Fit IP consists of installment payments and royalty payments.  The cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown, (b) $525,000 on or before March 15, 2010 (c) $700,000 on June 30, 2010, and (d) $500,000 on December 31, 2010, June 30, 2011 and December 31, 2011. In connection with the execution of the First Fit Agreement, Den-Mat also agreed to make an advance cash payment of $75,000 to the Company towards the purchase price.  In addition to the cash component, Den-Mat agreed to pay Remedent a capital payment equal to a certain percent of Den-Mat’s net revenues generated by the sale of the First Fit products.

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

On March 29, 2010, concurrently with the execution of the First Fit Amendment (as described above), the Company and Den-Mat entered into Amendment No. 2 to the Amended and Restated Distribution, License and Manufacturing Agreement (“Glamsmile Amendment”) with Den-Mat pursuant to which certain provisions of a certain Amended and Restated Distribution, License and Manufacturing Agreement previously entered into by the Company and Den-Mat on June 3, 2009 and subsequently amended on August 11, 2009, were amended.  The Glamsmile Amendment became effective concurrently with the effectiveness of the First Fit Amendment.  Among other things, the Glamsmile Amendment (1) permits the Company to purchase its requirements for GlamSmile Products from another party, other than Den-Mat,  provided Company pays De-Mat a royalty payment on net revenues received by Company per unit/tooth, (2) decreases the percentage of securities to be covered in a warrant to purchase securities of B2C Market Subsidiary and the exercise price of such warrant to be issued to Den-Mat  in the event a B2C Market Subsidiary is formed under the terms set forth in such agreement, (3) expands the definition of “Excluded Market” to include Australia, Belgium, France and United Arab Emirates, and (4) provides a consulting fee, equal to a percentage of net revenues received by Den-Mat from the Sale of Unit/Teeth and trays, to the Company for its services, support and certain additional consideration, (5) terminates certain provisions relating to minimum requirement obligations and rights, and (6) amends the formula for calculation a certain exit fee in the event of a change of control.

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

Guy De Vreese, our Chairman of the Board and Chief Executive Officer, is the managing director of our subsidiary, Remedent N.V.  Mr. De Vreese provides his services as Remedent N.V.’s Managing Director through two companies, Lausha, N.V. and Lident N.V. Lausha, N.V. and Lident N.V. have oral consulting arrangements with Remedent N.V. that provide Mr. De Vreese’s services and are both companies controlled by Mr. De Vreese.  On March 20, 2006, Lausha N.V. and Lident N.V. merged into Lausha N.V., controlled by Mr. De Vreese.   Lausha N.V. received a total of $340,000 and $318,490 as compensation for services for the years ending March 31, 2010 and March 31, 2009, respectively.

In September 2004, we entered into an agreement with Lident N.V., a company controlled by Mr. De Vreese, our Chairman, to obtain an option, exercisable through December 31, 2005, to license a patent and worldwide manufacturing and distribution rights for a potential new product for which Lident had been assigned certain rights by the inventors of the products, who are unrelated parties, prior to Mr. De Vreese’s association with us.  The agreement required us to advance to the inventors through Lident a fully refundable deposit of  €100,000 ($129,650) subject to our due diligence regarding the enforceability of the patent and marketability of the product, which, if viable, will be assigned to us for additional consideration to the inventors of €100,000 ($129,650) and an ongoing royalty from sales of products related to the patent equal to 3% of net sales and, if not viable, the deposit will be repaid in full to us by Lident.  The consideration we had agreed to pay Lident upon the exercise of the option is the same as the consideration Lident is obligated to pay the original inventors.  Consequently, Lident will not profit from the exercise of the option.  Furthermore, at a meeting of our Board of Directors on July 13, 2005, we accepted Lident’s offer to facilitate an assignment of Lident’s intellectual property rights to the technology to us in exchange for the reimbursement of Lident’s actual costs incurred relating to the intellectual property.  On December 12, 2005, we exercised the option and mutually agreed with the patent holder to revise the assignment agreement whereby we agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which had been paid by us in September 2005 and the remaining €25,000 to be paid upon the first shipment of a product covered by the patent.  The patent is being amortized over five (5) years and accordingly, we recorded $103,012 of accumulated amortization for this patent as of March 31, 2010 (2009 - $79,240).  As of March 31, 2010, we have not yet received the final product.

Since the inception of IMDS, Inc. (“IMDS”) in April 2003, IMDS, a distributor of our products, has purchased inventory valued at approximately $721,459 from us.  All inventory was purchased at standard pricing.  One of our directors owns a minority interest in IMDS, to which goods were sold during the years ended March 31, 2010 and 2009 totaling $Nil and $79,459 respectively, and the accounts receivable at year end with this customer totaled $31,895 and $31,895  at March 31, 2010 and 2009 respectively.  As of March 31, 2010 we  had recorded a 100% allowance against our  investment in IMDS because IMDS financial information is unavailable.

Director Independence

The Company does not have a separate compensation, nominating or audit committee.  The Board has determined that Mr. Kolsteeg is independent based on the definition provided under the NASDAQ rule.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2010 and the review of our quarterly reports for such years amounted to $53,880. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2009 and the review of our quarterly reports for such year, amounted to $62,019.

Audit Related Fees. For the years ended March 31, 2010 and March 31, 2009, we paid $20,282, and $17,619, respectively, to PKF for other audit related fees.

Tax Fees. For the years ended March 31, 2010 and March 31, 2009, we paid $4,048, and $10,777, respectively, to PKF for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2010	2009
Audit Fees	$53,880	$62,019
Audit Related Fees	$20,282	$17,619
Tax Fees	$4,048	$10,777
All Other Fees	-	-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2010.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
Financial Statements.
Consolidated balance sheet as of March 31, 2010 and March  31, 2009, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 year period ended March 31, 2010.

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

REMEDENT, INC.

Dated: July 12, 2010	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer) and Director

Dated: July 12, 2010	/s/ Stephen Ross
By: Stephen Ross
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer) and
Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 12, 2010	/s/ Guy De Vreese
Guy De Vreese, Chief Executive Officer,
Chairman of the Board of Directors

Dated: July 12, 2010	/s/ Stephen Ross
Stephen Ross, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: July 12, 2010	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief
Accounting Officer

Dated: July 12, 2010	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

4.2	Form of Subscription Agreement (4)

4.3	Form of Warrant for Common Stock (4)

4.4	Form of Registration Rights Agreement (4)

4.5	Form of Warrant for Unit (5)

4.6	Form of Warrant for Common Stock (10)

4.7	Form of Warrant dated August 24, 2008 for Den-Mat Holdings, LLC (18)

4.8	Form of Stock Purchase Agreement dated August 24, 2008 (18)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (5)

10.3	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005, subject to General Terms and Conditions (6)

Exhibit No.	Description

10.4	Warrant dated July 6, 2005 (4)

10.5	Amendment to Warrant (5)

10.6	Employment Agreement between Remedent N.V. and Philippe Van Acker (3)

10.7	Lease Agreement dated December 20, 2001 (3)

10.8	Fortis Bank General Lending Conditions for Corporate Customers (“General Terms and Conditions”) (7)

10.9	Line of Credit Agreement by and between Remedent, N.V. and Fortis Bank dated September 8, 2004, subject to the General Terms and Conditions (7)

10.10	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated March 13, 2006, subject to the General Terms and Conditions (8)

10.11	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated September 1, 2006, subject to the General Terms and Conditions (9)

10.12	Purchase Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (10)

10.13	Registration Rights Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (10)

10.14	Waiver Agreement between Remedent, Inc. and Consenting Holders, dated October 18, 2007 (11)

10.15	Limited Liability Company Merger and Equity Reallocation Agreement between Remedent NV and IMDS, LLC, dated July 15, 2007 (12)

10.16	Distribution Agreement, dated April 10, 2008, by and between Remedent N.V. and Glamtech USA, Inc. (14)

10.17	Factoring Agreement between Remedent, Inc. and First Community Financial, a division of Pacific Western Bank, dated April 24, 2008 (15)

10.18	Validity Agreement between certain officers and directors of Remedent, Inc. and First Community Financial, a division of Pacific Western Bank, dated April 24, 2008 (15)

10.19	Distribution Agreement, dated June 30, 2008, by and between Remedent, Inc. and SensAble Technologies, Inc. (16)

10.20	Distribution, License and Manufacturing Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC (17)

10.21	Form of Registration Rights Agreement dated August 24, 2008 between Remedent, Inc. and Den-Mat Holdings, LLC (17)

10.22	Rescission Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Glamtech-USA, Inc. (17)

10.23	Contribution Agreement between Remedent, Inc., and Sylphar USA, Inc., dated December 10, 2008 (18)

10.24	Share Purchase Agreement between Remedent Inc., and Remedent N.V., dated December 10, 2008 (18)

10.25	Deed of Contribution of Shares between Remedent Inc., and Remedent OTC B.V., dated December 10, 2008 (18)

Exhibit No.	Description

10.26	Share Purchase Agreement between Robin List and Remedent, Inc., dated December 10, 2008 (18)

10.27	Investment and Shareholders Agreement, dated December 11, 2008, between Remedent OTC B.V., Concordia Fund B.V., Remedent, Inc., Robin List, Sylphar Holding B.V. and The Existing OTC Subsidiaries (18)

10.28	Unsecured Promissory Note between Sylphar N.V. and Remedent N.V., dated December 10, 2008 (18)

10.29	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (18)

10.30	Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009 by and among Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC(23)

10.31	First Fit-Crown Distribution and License Agreement dated June 3, 2009 by and among Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC(23)

10.32	Amendment No. 1 to Amended and Restated Distribution, License and Manufacturing Agreement dated August 11, 2009(24)

10.33	Amendment No. 1 to First Fit Crown Distribution and License Agreement*(CT)

10.34	Amendment No. 2 to the Amended and Restated Distribution, License and Manufacturing Agreement*(CT)

14.1	Code of Ethics, adopted March 25, 2003 (22)

21.1	List of Subsidiaries (21)

23.1	Consent of PKF Bedrijfsrevisoren, Antwerp, Belgium*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith

(CT)
Application has been made to the Securities and Exchange Commission (“Commission”) to seek confidential treatment of certain portions of Exhibits 31.34 and 31.35 under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.

(5)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.

(7)	Incorporated by reference from Form 10-KSB/A2 filed with the SEC on June 11, 2007.

(8)	Incorporated by reference from Form 10-KSB/A filed with the SEC on June 11, 2007.

(9)	Incorporated by reference from Form 10-QSB/A filed with the SEC on June 11, 2007.

(10)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.

(11)	Incorporated by reference from Form SB-2/A2 filed with the SEC on October 19, 2007.

(12)	Incorporated by reference from Form 10-QSB filed with the SEC on November 19, 2007.

(13)	Incorporated by reference from Form 8-K filed with the SEC on December 19, 2007.

(14)	Incorporated by reference from Form 8-K filed with the SEC on April 15, 2008.

(15)	Incorporated by reference from Form 8-K filed with the SEC on April 30, 2008.

(16)	Incorporated by reference from Form 8-K filed with the SEC on July 7, 2008.

(17)	Incorporated by reference from Form 8-K filed with the SEC on August 28, 2008.

(18)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(19)	Incorporated by reference from Form SB-2 filed with the SEC on July 20, 2007.

(20)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(21)	Incorporated by reference from Post Effective Amendment No. 1 to Form SB-2 on Form S-1 filed with the SEC on April 22, 2009.

(22)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(23)	Incorporated by reference from Form 10-K filed with the SEC on June 29, 2009

(24)	Incorporated by reference from Form 8-K filed with the SEC on August 16, 2009

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

We have audited the accompanying consolidated balance sheets of Remedent, Inc. as of March 31, 2010 and March 31, 2009 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2010 and March 31, 2009 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Antwerp - Belgium, July 8, 2010

PKF bedrijfsrevisoren CVBA
Statutory Auditors
Represented by

/s/ Ria Verheyen
Registered Auditor

Tel +32 (0)3 235 66 66 / Fax +32 (0)3 235 22 22 / antwerpen@pkf.be / www.pkf.be
PKF bedrijfsrevisoren CVBA / burgerlijke vennootschap met handelsvorm
Potvlietlaan 6 / 2600 Antwerpen / BTW BE 0439 814 826 / RPR Antwerpen

The PKF International Association is an association of legally independent firms.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$613,466	$1,807,271
Accounts receivable, net of allowance for doubtful accounts of $65,845 at March 31, 2010 and $33,966 at March 31, 2009	806,931	3,208,120
Inventories, net	2,161,692	1,937,946
Prepaid expense	920,487	1,310,900
Total current assets	4,502,576	8,264,237
PROPERTY AND EQUIPMENT, NET	1,735,719	1,024,999
OTHER ASSETS
Long term investments and advances	750,000	750,000
Patents, net	246,992	163,106
Goodwill (Note 5)	699,635	—
Total assets	$7,934,922	$10,202,342
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$215,489	$78,798
Line of Credit	674,600	660,200
Accounts payable	1,932,684	1,398,420
Accrued liabilities	491,536	1,590,360
Due to related parties (Note 5)	268,484	—
Income taxes payable	—	39,339
Total current liabilities	3,582,793	3,767,117
Long term debt less current portion	425,882	100,542
Total liabilities	4,008,675	3,867,659

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2010 and 19,995,969 shares issued and outstanding at March 31, 2009)	19,996	19,996
Treasury stock, at cost; 723,000 and 723,000 shares at March 31, 2010 and March 31, 2009 respectively	(831,450)	(831,450)
Additional paid-in capital	24,742,201	24,106,055
Accumulated deficit	(19,565,943)	(17,216,028)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(650,059)	(640,595)
Obligation to issue shares (Note 5)	97,500	—
Total Remedent, Inc. stockholders’ equity	3,812,245	5,437,978
Non-controlling interest	114,002	896,705
Total stockholders’ equity	3,926,247	6,334,683
Total liabilities and equity	$7,934,922	$10,202,342

COMMITMENTS (Note 23)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2010	2009
Net sales	$8,247,940	$14,639,541
Cost of sales	4,322,680	6,614,723
Gross profit	3,925,260	8,024,818
Operating Expenses
Research and development	271,195	248,652
Sales and marketing	1,352,260	2,793,970
General and administrative	4,524,324	5,312,192
Depreciation and amortization	726,499	615,674
TOTAL OPERATING EXPENSES	6,874,278	8,970,488
OPERATING LOSS	(2,949,018)	(945,670)
NON-OPERATING (EXPENSE) INCOME
Warrants issued pursuant to Distribution Agreements	(168,238)	(4,323,207)
Gain on disposition of OTC (Note 3)	—	2,830,953
IMDS provision (Note 12)	—	(300,000)
Interest expense	(171,364)	(417,147)
Interest income	170,244	348,997
TOTAL OTHER INCOME (EXPENSES)	(169,358)	(1,860,404)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,118,376)	(2,806,074)
Income tax expense	(14,242)	(32,633)
NET LOSS	(3,132,618)	(2,838,707)
NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(782,703)	114,208
NET LOSS ATTRIBUTABLE TO REMEDENT INC. Common Stockholders	$(2,349,915)	$(2,952,915)
LOSS PER SHARE
Basic and fully diluted	$(0.12)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	19,995,969	19,559,653

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2010 and 2009

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2008	18,637,803	18,638	17,929,992		(14,263,113)	—	27,650	3,713,167	—	3,713,167

Common stock issued	1,358,166	1,358	1,186,801	—	—	—	—	1,188,159	—	1,188,159

Costs of private placement	—	—	(4,400)	—	—	—	—	(4,400)	—	(4,400)

Treasury stock (723,000 shares)	—	—	—	—	—	(831,450)	—	(831,450)	—	(831,450)

Non-controlling interest	—	—	—	—	—	—	—	—	782,497	782,497

Value of stock options issued to employees	—	—	670,455	—	—	—	—	670,455	—	670,455

Den-Mat warrants	—	—	4,323,207	—	—	—	—	4,323,207	—	4,323,207

Unrealized foreign exchange loss	—	—	—	—	—	—	(668,245)	(668,245)	—	(668,245)

Net loss for the year	—	—	—	—	(2,952,915)	—	—	(2,952,915)	114,208	(2,838,707)

Balance, March 31, 2009	19,995,969	19,996	24,106,055	—	(17,216,028)	(831,450)	(640,595)	5,437,978	896,705	6,334,683
Value of stock options issued to employees	—	—	405,800	—	—	—	—	405,800	—	405,800
Value of shares to be issued for acquisition of Glamsmile Asia Ltd. (Note 5)	—	—	—	97,500	—	—	—	97,500	—	97,500
Value of stock options issued for acquisition of Glamsmile Asia Ltd. (Note 5)	—	—	62,108	—	—	—	—	62,108	—	62,108

Value of warrants issued for investor relations consultants	—	—	168,238	—	—	—	—	168,238	—	168,238

Unrealized foreign exchange loss	—	—	—	—	—	—	(9,464)	(9,464)	—	(9,464)

Net loss for the year	—	—	—	—	(2,349,915)	—	—	(2,349,915)	(782,703)	(3,132,618)

Balance, March 31, 2010	19,995,969	19,996	24,742,201	97,500	(19,565,943)	(831,450)	(650,059)	3,812,245	114,002	3,926,247
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,132,618)	$(2,838,707)
Adjustments to reconcile net (loss) to net cash used by operating activities
Depreciation and amortization	726,499	615,674
Inventory reserve	69,131	(2,608)
Allowance for doubtful accounts	31,879	1,785
Stock based compensation	405,800	670,455
IMDS provision	—	300,000
Gain on disposition of OTC	—	(2,830,953)
Warrants issued	168,238	4,323,207
Acquisition of Glamtech-USA, Inc. (Note 4)	—	625,000
Changes in operating assets and liabilities:
Accounts receivable	2,401,189	(1,305,200)
Inventories	(223,746)	(577,327)
Prepaid expenses	390,413	(90,727)
Accounts payable	534,263	(604,019)
Accrued liabilities	(1,098,824)	808,623
Income taxes payable	(39,339)	24,218
Net cash used by operating activities	232,885	(880,579)
CASH FLOWS FROM INVESTING ACTIVITIES
Long term investments and advances	—	(375,000)
Acquisition of Glamsmile Asia Ltd.	(394,840)	—
Purchases of patents	(347,373)	—
Purchases of equipment	(734,074)	(602,578)
Net cash used by investing activities	(1,476,287)	(977,578)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of minority interest in Sylphar NV	—	2,782,000
Advances (repayments) of line of credit	14,400	(119,518)
Net cash provided by financing activities	14,400	2,662,482
NET (DECREASE) INCREASE IN CASH	(1,229,002)	804,325
Effect of exchange rate changes on cash and cash equivalents	35,197	(725,335)
CASH AND CASH EQUIVALENTS, BEGINNING	1,807,271	1,728,281
CASH AND CASH EQUIVALENTS, ENDING	$613,466	$1,807,271
Supplemental Cash Flow Information:
Interest paid	$69,301	$114,505
Income taxes paid	$—	$—
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:

Options issued for purchase of Glamtech Asia Ltd.	$62,108	$—
Accrued non-cash liability to related parties for purchase of Glamtech Asia Ltd.	$268,484	$—
Accrued liability for common shares to be issued for Glamtech Asia Ltd.	$97,500	$—
Proceeds from capital lease notes payable	$462,031	$26,003
Restricted shares returned to treasury in exchange for 50% of OTC Business	$—	$831,450
Warrants issued pursuant to Distribution Agreement	$—	$4,323,207
Shares issued for purchase of Glamtech-USA, Inc.	$—	$625,000
Shares issued as prepayment for goods	$—	$250,000
Shares issued for license	$—	$319,483

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended March 31,
	2010	2009
Net Loss attributable to Remedent, Inc. common shareholders	$(2,349,915)	$(2,952,915)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(9,464)	(668,245)
Total Other Comprehensive loss	(2,359,379)	(3,621,160)

LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	7,130	(54,700)

COMPREHENSIVE (LOSS) ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$(2,366,509)	$(3,566,460)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail “Over-The-Counter” tooth whitening products which are distributed in Europe, Asia and the United States. The Company manufactures many of its products in its facility in Deurle, Belgium as well as outsourced manufacturing in its facility in Beijing, China and in France.  The Company distributes its products using both its own internal sales force and through the use of third party distributors.

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America.

In these notes, the terms “Remedent”, “Company”, “we”, “us” or “our” mean Remedent, Inc. and all of its subsidiaries, whose operations are included in these consolidated financial statements.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2010.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards Codification

On July 1, 2009, we adopted the changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Deurle, Belgium, Remedent Professional, Inc. (incorporated in California), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008) and its 50.98% owned subsidiary, Glamsmile Asia Ltd.(with its subsidiaries, a GlamSmile Studio in Hong Kong, a GlamSmile Studio in Mainland China (Beijing) and our GlamSmile production Lab, also located in China (Beijing)) , Remedent OTC B.V. (a Dutch Holding company) and a 50% owned subsidiary, Sylphar Holding B.V. (a Dutch holding company), a 37.50% owned and controlled subsidiary of Remedent Inc., Sylphar N.V., a 100% owned company by Sylphar Holding BV, Sylphar USA, a 100% owned Nevada corporation by Sylphar Holding BV. And Sylphar Asia Pte, a 100% owned Asian company owned by Sylphar Holding BV (collectively, the “Company”).

A total of 50.98% of Glamsmile Asia Ltd., a Hong Kong private company, was acquired by the Company effective January 1, 2010.  (See Note 5)

Remedent, Inc. is a holding company with headquarters in Deurle, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. The rebranded Sylphar Asia Pte. Ltd. (formerly Remedent Asia Pte. Ltd.), commenced operations as of July 2005.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement.  To date, management has not identified any impairment of property and equipment.  There can be no assurance, however, that market conditions or demands for the Company’s services will not change which could result in future long-lived asset impairment.

Goodwill impairment

The Company performs impairment tests related to goodwill annually and whenever events or changes in circumstances suggest that it is more likely than not that the fair value of the reported unit is below its carrying value. To March 31, 2010, management has not identified any impairment of goodwill.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash or cash equivalents.

Non-controlling Interest

The Company adopted ASC Topic 810 Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 as of April 1, 2009. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC Topic 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. The adoption of ASC Topic 810 impacted the presentation of our consolidated financial position, results of operations and cash flows.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe and the United States of America, and China. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Inventories

The Company purchases certain of its products in components that require assembly prior to shipment to customers. All other products are purchased as finished goods ready to ship to customers.

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $82,335 at March 31, 2010 and $13,204 at March 31, 2009.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2010 and March 31, 2009, advertising expense was $389,632 and $259,408, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized I income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

Effective February 1, 2008, the Company adopted certain provisions under ASC Topic 740, Income Taxes, (“ASC 740”), which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes. The adoption of ASC 740 did not have an impact on the Company’s financial position and results of operations.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2010, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $20,238 and $19,806 as of March 31, 2010 and March 31, 2009, respectively.

Segment Reporting

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

On April 1, 2009, the Company adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of this change had no impact on the Company’s basic or diluted net loss per share because the Company has never issued any share-based awards that contain nonforfeitable rights.

Potential common shares related to stock options and stock warrants are excluded from the computation in net loss periods because their effect would be anti-dilutive.

At each of March 31, 2010 and 2009, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2010 and 2009, the Company had  11,108,305 and 10,638,305 warrants outstanding, respectively and 2,268,166 and 2,068,166 options outstanding, respectively.

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiaries, Remedent N.V. and Sylphar N.V., is the Euro, for Remedent Asia the Singapore Dollar and for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Remimbi (“RMB”) for Mainland China. Finally, the functional currency for Remedent Professional, Inc. is the U.S. dollar. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains and (losses) of $(9,464) and $(668,245) for the years ended March 31, 2010 and 2009, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

Stock Based Compensation

The Company has a stock-based compensation plan which is described more fully in Note 20. The Company measures the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, the Company has determined that the dates used to value the transaction are either:

(1) The date at which a commitment for performance by the counter party to earn the equity instruments is established; or

(2) The date at which the counter party’s performance is complete.

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.  The reclassifications included the retrospective adoption of ASC Topic 810 as described in Note 2 under “Non-controlling Interest”.  Also, proceeds from capital lease notes payable have been reclassified as a deduction (net) from equipment purchases. The reclassifications had no impact upon previously reported net income available to common stockholders or earnings per share.

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

All of these FSP’s are effective for interim and annual   periods ending after June 15, 2009, our quarter ended June 30, 2009.   The adoption of these FSP’s has not had a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the year ended March 31, 2010 has resulted in increased disclosures in our consolidated financial statements.

In April 2009, the FASB issued updated guidance of ASC 820, "Fair Value Measurements." The updated guidance is effective for interim and annual periods ending after June 15, 2009 and provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The updated guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The updated guidance also enhances the disclosure of instruments for both interim and annual periods. The Company adopted this updated guidance with no impact on its consolidated financial position or results of operations. See Note 24— Financial Instruments, for disclosure regarding the fair value of financial instruments

In May 2009, the FASB issued ASC 855, "Subsequent Events" ("ASC 855"). This should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. The Company adopted ASC 855 with no impact on its consolidated financial position or results of operations. See Note 1— Description of the Company and Basis of Presentation, for further discussion.

In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value an Update 2009-05" ("ASU 2009-05"). ASU 2009-05 amends subtopic 820-10, "Fair Value Measurements and Disclosures—Overall" and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 with no impact on its consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 provides amended disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2010-06 with no impact on disclosures. See Note 24—Financial Instruments, for disclosure regarding the fair value of financial instruments.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued updated guidance of ASC 350, "Intangibles—Goodwill and Other," removing the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. The intent of the updated guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805, "Business Combinations," and other U.S. generally accepted accounting principles. The updated guidance replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. This updated guidance applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for our financial statements commencing April 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for us on April 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us on April 1, 2010. The adoption of these changes is not expected to have an impact on our consolidated financial statements.

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

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"). ASU 2010-09 was issued to change certain guidance in the original codification and to clarify other portions. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU 2010-09, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

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

On August 24, 2008, as part of the consideration for the rescission and release under the Rescission Agreement entered into between the Company, our wholly owned subsidiary, Remedent N.V., and Glamtech-USA, Inc., a Delaware corporation (“Glamtech”), the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with each of the two Glamtech shareholders (the “Holders”), for the purchase of 100% of Glamtech’s outstanding common stock in exchange for, among certain other consideration:  at the election of the Holders at any time within 6 months, to receive either, but not both, (a) an aggregate of 1,000,000 restricted shares of the registrant’s common stock (the “Shares”), or (b) five year warrants valued by the registrant’s Board of Directors at $1.48 per warrant, to purchase an aggregate of 1,247,216 restricted shares of the registrant’s common stock at a exercise price of $1.30 per share (the “Warrant Shares”).

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

5.	ACQUISITION OF GLAMSMILE ASIA LTD.

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.	325,000 Euro (US$466,725). As of March 31, 2010, the Company owed a balance of $71,885 on its purchase of the shares of Glamsmile Asia, which amount was recorded as due to related parties;
2.	250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011($97,500 was recorded as an obligation to issue shares as at March 31, 2010);
3.	100,000 options on closing (issued – see Note 21);
4.	100,000 options per opened store at closing (issued – see Note 21);
5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;
6.
Assumption of Glamsmile’s January 1, 2010 deficit of $73,302. The non-controlling interest is non-participating until such time as the net profit from Glamsmile Asia. exceeds prior losses of $73,302; and

7.
Repayment of the founding shareholder’s original advances in the amount of $196,599.  The balance of $196,599, recorded as due to related parties at March 31, 2010, is unsecured, non-interest bearing and has no specific terms of repayment other than it will be paid out of revenues from Glamsmile, as working capital allows.

All options reside under the Company’s option plan and are five year options.

Also pursuant to the agreement, the Company has granted irrevocable right to Glamsmile Asia to use the Glamsmile trademark in Greater China.

In connection with this acquisition the Company has recorded goodwill of $699,635.  If new information is received by the Company during the measurement period, the goodwill recorded may be subject to change. ..

6.	DISTRIBUTION AGREEMENTS

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

Under the First Fit Distribution Agreement, the Company granted such distribution rights, licensing rights and manufacturing rights, in consideration for the following:  (i) a non-refundable development fee of Four Hundred Thousand Dollars ($400,000) (the “Development Payment”) payable in two installments of $50,000 each, one within seven days after the effective date of the First Fit Distribution Agreement, and another $350,000 payment within twenty one days after the Effective Date ($400,000 received as at June 30, 2009); (ii) a non-refundable license fee of $600,000 payable in three equal installments of $200,000 each, with the first installment payable on the Closing Date, and with the second and third installments payable on the 30th and 60th day, respectively, after the Closing Date (received); (iii) certain royalty payments based on the sales of the First Fit Products by Den-Mat or its sub-licensees; and (iv) certain minimum royalty payments to maintain exclusivity.

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

On March 29, 2010, a certain Amendment No. 1 was made to the First Fit Distribution Agreement dated June 3, 2009.  The terms of Amendment No. 1 are as follows:

The total purchase price for the First Fit IP consists of installment payments and royalty payments.  The cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown (received); (b) $525,000 on or before March 15, 2010 (received); (c) $700,000 on June 30, 2010; and (d) $500,000 on December 31, 2010, June 30, 2011 and December 31, 2011. In connection with the execution of the First Fit Agreement, Den-Mat also agreed to make an advance cash payment of $75,000 to the Company towards the purchase price (received).  In addition to the cash component, Den-Mat agreed to pay Remedent a capital payment equal to a certain percent of Den-Mat’s net revenues generated by the sale of the First Fit products.

Concurrently with the execution of the First Fit Amendment, the Company and Den-Mat entered into Amendment No. 2 to the Amended and Restated Distribution, License and Manufacturing Agreement (“Glamsmile Amendment”) with Den-Mat pursuant to which certain provisions of a certain Amended and Restated Distribution, License and Manufacturing Agreement previously entered into by the Company and Den-Mat on June 3, 2009 and subsequently amended on August 11, 2009, were amended.  The Glamsmile Amendment became effective concurrently with the effectiveness of the First Fit Amendment on February 16, 2010 (the “Amendment No. 2 Effective Date”).  Among other things, the Glamsmile Amendment (1) permits the Company to purchase its requirements for GlamSmile Products from another party, other than Den-Mat,  provided the Company pays Den-Mat a royalty payment on net revenues received by the Company per unit/tooth, (2) decreases the percentage of securities to be covered in a warrant to purchase securities of B2C Market Subsidiary and the exercise price of such warrant to be issued to Den-Mat  in the event a B2C Market Subsidiary is formed under the terms set forth in such agreement, (3) expands the definition of “Excluded Market” to include Australia, Belgium, France and United Arab Emirates, and (4) provides a consulting fee, equal to a percentage of net revenues received by Den-Mat from the Sale of unit/teeth and trays, to the Company for its services, support  and certain additional consideration, (5) terminates certain provisions relating to minimum requirement obligations and rights, and (6) amends the formula for calculation of a certain exit fee in the event of a change of control.  The parties further agreed that an advance of $25,000 against the Consulting Fees shall be paid to Remedent upon execution of this Amendment, which amount shall be promptly refunded to Den-Mat if this Amendment does not become binding on or before the end of the 30 day period commencing February 16, 2010.

7.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2010 four customers accounted for a total of 12.2%, 10.6%, 9.4% and 6.7% of the Company’s trade accounts receivable.  At March 31, 2009 four customers accounted for a total of 30%, 19%, 18% and 11% of the Company’s trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the year ended March 31, 2010, the Company had five suppliers who accounted for 20% of gross purchases.  For the year ended March 31, 2009, the Company had five suppliers who accounted for 20% of gross purchases.

Revenues — For the year ended March 31, 2010 the Company had two customers that accounted for 45.2% and 11.4% respectively of total revenues. For the year ended March 31, 2009 the Company had one customer that accounted for 45.5% of total revenues.

8.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2010	March 31, 2009
Accounts receivable, gross	$872,776	$3,242,086
Less: allowance for doubtful accounts	(65,845)	(33,966)
Accounts receivable, net	$806,931	$3,208,120

9.	INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2010	March 31, 2009
Raw materials	$20,641	$20,941
Components	1,024,908	1,017,286
Finished goods	1,198,478	912,923
	2,244,027	1,951,150
Less: reserve for obsolescence	(82,335)	(13,204)
Net inventory	$2,161,692	$1,937,946

10.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2010	March 31, 2009
Prepaid materials and components	$701,035	$1,127,225
Prepaid Belgium income taxes	4,332	—
Prepaid consulting	22,095	18,119
VAT payments in excess of VAT receipts	98,702	99,315
Royalties	39,905	39,053
Prepaid trade show expenses	10,000	—
Prepaid rent	1,409	1,584
Other	43,009	25,604
	$920,487	$1,310,900

11.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2010	March 31, 2009
Furniture and Fixtures	$436,978	$350,662
Machinery and Equipment	2,461,659	1,351,870
Tooling	188,450	188,450
	3,087,087	1,890,982
Accumulated depreciation	(1,351,368)	(865,983)
Property & equipment, net	$1,735,719	$1,024,999

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

As of March 31, 2010 the Company had recorded a 100% allowance against its investment in IMDS because IMDS financial information is unavailable.  The provision will be re-evaluated as soon as information becomes available.

Soca Networks Singapore (“Soca”)

Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms. The balance of $375,000 was paid through the issuance of 220,588 common shares of the Company’s common stock. The final agreement is currently being negotiated and management expects to close the agreement, and issue the 220,588 common shares during the fiscal year ended March 31, 2011.

13.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $35,750 of accumulated amortization for this patent as of March 31, 2010. The Company accrues this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of March 31, 2010 (March 31, 2009-Nil).

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which was paid by the Company in September 2005 and the remaining €25,000 is to be paid upon the Company’s first shipment of a product covered by the patent. As of March 31, 2010 the Company has not yet received the final Product. The patent is being amortized over five (5) years and accordingly, the Company has recorded $103,012 of accumulated amortization for this patent as of March 31, 2010.

14.	LINE OF CREDIT

On October 8, 2004, the Company’s wholly owned subsidiary, Remedent N.V., obtained a mixed-use line of credit facility with Fortis Bank, a Belgian bank, for €1,070,000 (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. The purpose of the Facility is to provide working capital and to finance certain accounts receivable as necessary. Since opening the Facility in 2004, Remedent N.V. and Fortis Bank have subsequently amended the Facility several times to increase or decrease the line of credit. On May 3, 2005 the Facility was amended to decrease the line of credit to €1,050,000. On March 13, 2006 the Facility was amended to increase the mixed-use line of credit to €2,300,000, consisting of a €1,800,000 credit line based on the eligible accounts receivable and a €500,000 general line of credit. On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate.

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 2.9%, for draws on the credit line, to 8.4% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V and Sylphar NV are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2010 and March 31, 2009, Remedent N.V. and Sylphar N.V. had in aggregate, $674,600 and $660,200 in advances outstanding, respectively, under the mixed-use line of credit facilities.

15.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $94,843). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $166,447). On May 15, 2008, the Company entered into a third capital lease agreement over a three year period for additional manufacturing equipment totaling €63,395 (US $85,533). On August 18, 2009, the Company entered into a fourth capital lease agreement over a three year period for additional manufacturing equipment totaling € 170,756 (US $230,384). On January 15, 2010, the Company entered into a fifth capital lease agreement over a 5 year period for veneer manufacturing equipment totaling € 251,903 (US $ 339,868).

The leases require monthly payments of principal and interest at 7.43% of €1,172 (US$1,581 at March 31, 2010) for the first two leases and 9.72% of €2,056 (US $2,774 at March 31, 2010) and provide for buyouts at the conclusion of the five year term of €2,820 (US$3,805) or 4.0% of original value for the first two contracts and €4,933 (US $6,656) or 4.0% of the original value for the second contract. The third lease contract requires monthly payments of principal and interest at 9.40% of €1,761 (US $2,376 at March 31, 2010) and provides for buyout at the conclusion of the three year term of €634 (US $855) or 1% of the original value of this contract.

The fourth lease contract requires monthly payments of principal and interest at 8.18% of €5,052 (US $6,816 at March 31, 2010) and provides for buyout at the conclusion of the three year term of €1,728 (US $2,331) or 1% of the original value of this contract.

The fifth lease contract requires monthly payments of principal and interest at 8.39% of €4,551 (US $6,140 at March 31, 2010) and provides for buyout at the conclusion of the five year term of €5,038 (US $6,797) or 2% of the original value of this contract.

The net book value as of March 31, 2010 and March 31, 2009 of the equipment subject to the foregoing leases are $641,371 and $179,339 respectively.

16.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2010 and 2009 respectively, the Company incurred $675,760 and $861,044 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc., to which goods were sold during the years ended March 31, 2010 and 2009 totaling $Nil and $79,459 respectively. Accounts receivable at year end with this customer totaled $31,895 and $31,895 as at March 31, 2010 and 2009 respectively.

As of March 31, 2010 the Company had recorded a 100% allowance against its investment in IMDS because    IMDS Financial information is unavailable. The provision will be re-evaluated as soon as information becomes available

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers. Other related party transactions are disclosed in Notes 5, 20 and 21.

17.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2010	March 31, 2009
Accrued employee benefit taxes and payroll	$182,137	$246,925
Accrued travel	31,891	13,170
Advances and deposits	116,687	298,809
Commissions	21,597	258,105
Accrued audit and tax preparation fees	11,152	8,947
Reserve for warranty costs	20,238	19,806
Accrued interest	168	1,279
Accrued consulting fees	47,382	37,308
Other accrued expenses	60,284	706,011
	$491,536	$1,590,360

18.	INCOME TAXES

The domestic and foreign (“Belgium”, “Singapore”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2010	March 31, 2009
Domestic	$(2,117,891)	$(7,459,399)
Foreign	(1,000,485)	4,653,325
	$(3,118,376)	$(2,806,074)

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2010	March 31, 2009
Domestic — Net operating loss carryforward	$6,869,515	$6,172,631
Foreign — Net operating loss carryforward	917,951	(838,728)
Total	7,787,466	5,333,903
Valuation allowance	(7,787,466)	(5,333,903)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2010 and March 31, 2009 are as follows:

	March 31, 2010	March 31, 2009
Domestic
Pre tax income (loss)	$(2,117,891)	$(7,459,399)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(741,262)	(2,610,790)
Valuation allowance	741,262	2,610,790
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	(1,000,485)	4,653,325
Statutory tax rate	32%	32%
Tax expense (benefit) based upon statutory rate	(320,155)	1,489,064
Permanent differences	320,155	(1,489,064)
Net operating loss	—	—
Net foreign income tax (benefit)	—	—
Total Income tax (benefit )	$—	$—

19.	CAPITAL STOCK

On December 8, 2008 a total of 723,000 restricted common shares were returned to treasury pursuant to the Company’s sale of 50% of its OTC business.  (See Note 3.)

On each of November 7, 2008 and December 23, 2008 the Company issued 500,000 common shares to each of the previous Glamtech shareholders.  The 1,000,000 shares were valued at $625,000.  (See Note 4.)

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

20.	EQUITY COMPENSATION PLANS

As of March 31, 2010, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2010 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

A summary of the option activity for year ended March 31, 2010 pursuant to the terms of the plans is as follows:

Exercise
Price
	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2009	250,000	1.20	$668,166	0.89	$1,000,000	1.15	$150,000	$1.75
Granted	—	—	—	—	—	—	200,000	.39
Exercised	—	—	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—	—	—
Options outstanding, March 31, 2010	250,000	1.20	668,166	0.89	1,000,000	1.15	350,000	.87
Options exercisable March 31, 2010	231,667	1.20	555,666	1.65	863,331	1.04	300,000	.70
Exercise price range	$0.50 - $2.39		$0.50 - $4.00		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	2.7 years		5 years		8.1 years		5 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,918,166	$1.15	131,834
Equity Compensation Plans not approved by security holders	967,298	$1.58	NA
Total	2,885,464	$.96	131,834

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

During the year ended March 31, 2010 the Company granted 200,000 options pursuant to a Purchase and Sale Agreement (Note 5) which were valued at $62,108 based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $.39 per share, an annualized volatility of 112%, a risk free interest rate of 1.3% and an expected life of five years.  The options are exercisable at $0.39 each, for a period of five years.

For the year ended March 31, 2010, the Company recognized $467,908 (2009 — $670,455) in compensation expense in the consolidated statement of operations and $62,108 as part of the cost of its acquisition of Glamsmile Asia (see Note 5).

21.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of March 31, 2010, the Company has warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2009	10,638,305	$1.58
Granted	1,210,000	1.00
Exercised	—	—
Cancelled or expired	(740,000)	1.00
Warrants outstanding March 31, 2010	11,108,305	1.55
Warrants exercisable March 31, 2010	11,108,305	$1.55
Exercise price range	$1.00 to $3.00
Weighted average remaining life	2 Years

During the year ended March 31, 2010 as consideration for certain services the Company granted our investor relations consultants warrants to purchase up to 1,210,000 shares of our common stock, at an exercise price of $1.00 per share, subject to certain vesting restrictions.  A total of 370,000 of the warrants vested on the July 15, 2009 grant date and an additional 100,000 vested during the period ended December 31, 2009.  The balance of the warrants were cancelled effective November 30, 2009.

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

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V., GlamSmile Beijing Dental Clinic Co. Ltd.  and Remedent Asia Ltd. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

	March 31, 2010	March 31, 2009
U.S. sales	$2,909,901	$8,362,058
Foreign sales	5,338,039	6,277,483
	$8,247,940	$14,639,541

23.	COMMITMENTS

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,266 per month ($9,803 per month at March 31, 2010).

The Company leases a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008. Additionally, to support and house our Research and Development Division, as of October 15, 2009, an additional 2,290 square feet are being leased from the same unrelated party from which we lease out sales and marketing division, at  a base rent of €4,930 per month for the total location($6,656 per month at March 31, 2010).

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2010:

March 31, 2011	366,602
March 31, 2012	195,129
March 31, 2013	118,834
March 31, 2014	79,815
March 31, 2015	79,815
After five years	219,490
Total:	$1,059,685
OEM Agreement

On June 30, 2008, the Company entered into an OEM Agreement (“Agreement”) with SensAble Technologies, Inc., a corporation under the laws of Delaware (“SensAble”) whereby the Company will integrate SensAble products and technology into the Company’s system. The Agreement provides the Company with the exclusive right to distribute certain SensAble products throughout the world for a period of twelve months from the date of the Agreement. The Company has the option and right to extend the initial twelve month exclusivity period for another twelve months. The term of the Agreement will be for two years and began on June 30, 2008. On July 2009, the Company renewed the first half of the second year.  The Company is currently in negotiation with SensAble for the development of new enhanced software.

24.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2010		March 31, 2009
		Carrying	Fair	Carrying	Fair
	Level	value	value	value	value
Cash	1	$613,466	$613,466	$1,807,271	$1,807,271
Accounts receivable	2	$811,009	$811,009	$3,208,120	$3,208,120
Long term investments and advances	3	$750,000	$750,000	$750,000	$750,000
Line of credit	2	$674,600	$674,600	$660,200	$660,200
Accounts payable	2	$1,932,683	$1,932,683	$1,398,420	$1,398,420
Accrued liabilities	2	$1,016,220	$1,016,220	$1,590,360	$1,590,360
Due to non-related parties	2	$268,484	$268,484	$-	$-
Capital Lease	2	$-	$-	$179,340	$179,340

The following method was used to estimate the fair values of our financial instruments:

The carrying amount approximates fair value because of the short maturity of the instruments.