Form 10-Q
period 2010-06-30
REMEDENT, INC.
filed 2010-08-16
CIK 1078037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Yes ☐                                 No ☒

As of August  6, 2010, there were 19,995,969 outstanding shares of the registrant’s common stock, includes  723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,196,888	$613,466
Accounts receivable, net of allowance for doubtful accounts of $59,608 at June 30, 2010 and $65,845 at March 31, 2010	1,982,826	806,931
Inventories, net	1,850,892	2,161,692
Prepaid expenses	938,396	920,487
Total current assets	5,969,002	4,502,576
PROPERTY AND EQUIPMENT, NET	1,553,783	1,735,719
OTHER ASSETS
Long term investments and advances	750,000	750,000
Patents, net	220,314	246,992
Goodwill	699,635	699,635
Total assets	$9,192,734	$7,934,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$163,784	$215,489
Line of Credit	1,887,063	674,600
Accounts payable	1,724,827	1,932,684
Accrued liabilities	486,298	491,536
Due to related parties	265,857	268,484
Total current liabilities	4,527,829	3,582,793
Long term debt less current portion	458,236	425,882
Total liabilities	4,986,065	4,008,675

EQUITY:
REMEDENT, INC. STOCKHOLDERS’ EQUITY
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2010 and March 31, 2010)	19,996	19,996
Treasury stock, at cost; 723,000 shares at June 30, 2010 and March 31, 2010	(831,450)	(831,450)
Additional paid-in capital	24,843,651	24,742,201
Accumulated deficit	(19,253,792)	(19,565,943)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(827,707)	(650,059)
Obligation to issue shares	97,500	97,500
Total Remedent, Inc. stockholders’ equity	4,048,198	3,812,245
Non-controlling interest	158,471	114,002
Total stockholders’ equity	4,206,669	3,926,247
Total liabilities and equity	$9,192,734	$7,934,922

COMMITMENTS (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	June 30,
	2010	2009

Net sales	$3,436,759	$2,160,803
Cost of sales	914,337	1,096,007
Gross profit	2,522,422	1,064,796
Operating Expenses
Research and development	65,545	26,598
Sales and marketing	512,976	350,935
General and administrative	1,152,712	1,042,764
Depreciation and amortization	201,202	173,444
TOTAL OPERATING EXPENSES	1,932,435	1,593,741
INCOME (LOSS) FROM OPERATIONS	589,987	(528,945)
OTHER (EXPENSES) INCOME
Interest expense	(54,891)	(24,647)
Other income	38,860	65,998
TOTAL OTHER (EXPENSES) INCOME	(16,031)	41,351

NET INCOME (LOSS) BEFORE TAXES AND NON-CONTROLLING INTEREST	573,956	(487,594)

INCOME TAXES	(6,229)	—
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	567,727	(487,594)

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	255,577	61,838

NET (LOSS) INCOME ATTRIBUTABLE TO REMEDENT, INC. Common Stockholders	$312,150	$(549,432)

INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.03)
Fully diluted	$0.01	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	33,595,242	32,702,274

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended June 30, (Unaudited)
	2010	2009

Net Income(Loss) Attributable to Remedent Common Stockholders	$312,150	$(549,432)

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	(177,648)	57,568

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	134,502	(491,864)

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(15,865)	42,248

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO REMEDENT Common Stockholders	$150,367	$(534,112)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$567,727	$(487,594)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	201,202	173,444
Inventory reserve	(62,904)	864
Allowance for doubtful accounts	(6,237)	2,222
Value of stock options issued to employees	101,450	101,450
Changes in operating assets and liabilities:
Accounts receivable	(1,175,895)	(165,223)
Inventories	310,800	(118,195)
Prepaid expenses	(17,909)	(10,800)
Accounts payable	(207,856)	109,948
Accrued liabilities	(5,238)	(603,074)
Due to related parties	(2,627)	—
Income taxes payable	—	(2,232)
Net cash used by operating activities	(297,487)	(999,190)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(118,695)	(68,144)
Net cash used by investing activities	(118,695)	(68,144)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) capital lease note payable	(56,296)	(19,384)
Proceeds from line of credit	1,212,463	816,940
Net cash provided by financing activities	1,156,167	797,556
NET (DECREASE) INCREASE IN CASH	739,985	(269,778)
Effect of exchange rate changes on cash and cash equivalents	(156,563)	60,801
CASH AND CASH EQUIVALENTS, BEGINNING	613,466	1,807,271
CASH AND CASH EQUIVALENTS, ENDING	$1,196,888	$1,598,294
Supplemental Information:
Interest paid	$27,097	$15,867
Income taxes paid	$—	$—
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:

Proceeds from capital lease notes payable	$36,945	$—

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

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

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2010.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended March 31, 2011. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2010, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Goodwill impairment

The Company performs impairment tests related to goodwill annually and whenever events or changes in circumstances suggest that it is more likely than not that the fair value of the reported unit is below its carrying value. To June 30, 2010, management has not identified any impairment of goodwill.

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

Liquidity and Management Plans

Historically, the Company has relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product and service revenues to provide funding for its operations. As of June 30, 2010, the Company had cash and cash equivalents of $1,196,888. The Company believes that these balances, along with its line of credit, will provide sufficient financing in order to fund its working and other capital requirements over the course of the next twelve months. The Company will continue to review its expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that it has sufficient working capital to fund its operations. In the event additional needs for cash arise, the Company may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to the Company, or at all. Any additional financing activity could be dilutive to the Company's current stockholders. If adequate funds are not available or are not available on acceptable terms, the Company's ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements

With the exception of those discussed below, there are no unadopted accounting pronouncements and there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, that are of significance, or potential significance, to the Company.

In January 2010, the Financial Accounting Standards Board ("FASB") issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a "gross" presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the "net" presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods thereafter. The Company adopted the amended fair value disclosures guidance on April 1, 2010, except for the gross presentation of the Level 3 rollforward information, which the Company is not required to adopt until April 1, 2011.  The adoption of this standard has had no impact upon the Company’s consolidated financial statements.

In October 2009, the FASB issued new standards for revenue recognition with respect to multiple-deliverable arrangements. As a result of the new standards, multiple-deliverable arrangements will be separated in more circumstances than under existing revenue recognitions standards. The new standards establish a selling price hierarchy for determining the selling price of a deliverable. Such selling price for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The new standards also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The new standards are effective for revenue arrangements that begin or are changed in fiscal years starting after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its revenue recognition policies as well as the impact on its financial statements.

3.	ACQUISITION OF GLAMSMILE ASIA LTD.

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.	325,000 Euro (US$466,725). As of March 31, 2010, the Company owed a balance of $71,885 on its purchase of the shares of Glamsmile Asia, which amount was recorded as due to related parties;

2.	250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011($97,500 was recorded as an obligation to issue shares as at June 30, 2010 and March 31, 2010);

3.	100,000 options on closing (issued);

4.	100,000 options per opened store at closing (issued);

5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;

6.
Assumption of Glamsmile’s January 1, 2010 deficit of $73,302. The non-controlling interest is non-participating until such time as the net profit from Glamsmile Asia exceeds prior losses of $73,302; and

7.
Repayment of the founding shareholder’s original advances in the amount of $196,599.  The balance of $196,599, recorded as due to related parties as at June 30, 2010 and March 31, 2010, is unsecured, non-interest bearing and has no specific terms of repayment other than it will be paid out of revenues from Glamsmile, as working capital allows.

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

During the three months ended June 30, 2010, the Company recorded $150,023 as due to the Glamsmile non-controlling interest, net of the assumption of prior losses, as described in point 6 above.

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

Under the First Fit Distribution Agreement, the Company granted such distribution rights, licensing rights and manufacturing rights, in consideration for the following:  (i) a non-refundable development fee of Four Hundred Thousand Dollars ($400,000) (the “Development Payment”) payable in two installments of $50,000 each, one within seven days after the effective date of the First Fit Distribution Agreement, and another $350,000 payment within twenty one days after the Effective Date ($400,000 received as at June 30, 2009); (ii) a non-refundable license fee of $600,000 payable in three equal installments of $200,000 each, with the first installment payable on the Closing Date, and with the second and third installments payable on the 30 th and 60 th day, respectively, after the Closing Date (received); (iii) certain royalty payments based on the sales of the First Fit Products by Den-Mat or its sub-licensees; and (iv) certain minimum royalty payments to maintain exclusivity.

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

On March 29, 2010, a certain Amendment No. 1 was made to the First Fit Distribution Agreement dated June 3, 2009.  The terms of Amendment No. 1 are as follows:

The total purchase price for the First Fit IP consists of installment payments and royalty payments.  The cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown (received); (b) $525,000 on or before March 15, 2010 (received); (c) $700,000 on June 30, 2010  ($675,000 received subsequent to June 30, 2010); and (d) $500,000 on December 31, 2010, June 30, 2011 and December 31, 2011. In connection with the execution of the First Fit Agreement, Den-Mat also agreed to make an advance cash payment of $75,000 to the Company towards the purchase price (received).  In addition to the cash component, Den-Mat agreed to pay Remedent a capital payment equal to a certain percent of Den-Mat’s net revenues generated by the sale of the First Fit products.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At June 30, 2010, five customers accounted for 72% of the Company’s trade accounts receivables, and one customer accounted for 40%.  At June 30, 2009, two customers accounted for a total of 55% of the Company’s trade accounts receivable.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the three months ended June 30, 2010 the Company had five suppliers who accounted for 26% of gross purchases. For the three months ended June 30, 2009 the Company had five suppliers who accounted for 28% of gross purchases.

Revenues —  For the three months ended June 30, 2010 the Company had five customers that accounted for 47% of total revenues. For the three months ended June 30, 2009 the Company had five customers that accounted for 64% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at June 30, 2010 and March 31, 2010 were as follows:

	June 30, 2010	March 31, 2010
Accounts receivable, gross	$2,042,434	$872,776
Less: allowance for doubtful accounts	(59,608)	(65,845)
Accounts receivable, net	$1,982,826	$806,931

7.	INVENTORIES

Inventories at June 30, 2010 and March 31, 2010 are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2010	March 31, 2010
Raw materials	$51,303	$20,641
Components	689,567	1,024,908
Finished goods	1,129,453	1,198,478
	1,870,323	2,244,027
Less: reserve for obsolescence	(19,431)	(82,335)
Net inventory	$1,850,892	$2,161,692

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2010	March 31, 2010
Prepaid materials and components	$708,497	$701,035
Prepaid income taxes	29,825	4,332
Prepaid consulting	26,951	22,095
VAT payments in excess of VAT receipts	96,929	98,702
Royalties	36,125	39,905
Prepaid trade show expenses	—	10,000
Prepaid rent	1,094	1,409
Other	38,975	43,009
	$938,396	$920,487

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2010	March 31, 2010
Furniture and Fixtures	$436,978	$436,978
Machinery and Equipment	2,616,082	2,461,659
Tooling	188,450	188,450
	3,241,510	3,087,087
Accumulated depreciation	(1,687,727)	(1,351,368)
Property & equipment, net	$1,553,783	$1,735,719

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

As of June 30, 2010 the Company had recorded a 100% allowance against its investment in IMDS because IMDS financial information is unavailable.  The provision will be re-evaluated as soon as information becomes available.

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

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $37,375 of accumulated amortization for this patent as of June 30, 2010. The Company accrues this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of June 30, 2010.

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which was paid by the Company in September 2005 and the remaining €25,000 is to be paid upon the Company’s first shipment of a product covered by the patent. As of June 30, 2010 the Company has not yet received the final Product. The patent is being amortized over five (5) years and accordingly, the Company has recorded $108,955 of accumulated amortization for this patent as of June 30, 2010.

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

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and €1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 2.9%, for draws on the credit line, to 8.4% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V and Sylphar NV are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of June 30, 2010 and March 31, 2010, Remedent N.V. and Sylphar N.V. had in aggregate, $1,887,063 and $674,600 in advances outstanding, respectively, under the mixed-use line of credit facilities.

13.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $85,860). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $150,680). On May 15, 2008, the Company entered into a third capital lease agreement over a three year period for additional manufacturing equipment totaling €63,395 (US $77,431). On August 18, 2009, the Company entered into a fourth capital lease agreement over a three year period for additional manufacturing equipment totaling € 170,756 (US $208,561). On January 15, 2010, the Company entered into a fifth capital lease agreement over a 5 year period for veneer manufacturing equipment totaling € 251,903 (US $307,674). On June 16, 2010, the Company entered into a sixth capital lease agreement over a 5 year period for additional veneer manufacturing equipment totaling € 30,248 (US $36,945).

The leases require monthly payments of principal and interest at 7.43% of €1,172 (US $1,431 at June 30, 2010) for the first two leases and 9.72% of €2,056 (US $2,511 at June 30, 2010) and provide for buyouts at the conclusion of the five year term of €2,820 (US$3,444) or 4.0% of original value for the first two contracts and €4,933 (US $6,025) or 4.0% of the original value for the second contract. The third lease contract requires monthly payments of principal and interest at 9.40% of €1,761 (US $2,151 at June 30, 2010) and provides for buyout at the conclusion of the three year term of €634 (US $774) or 1% of the original value of this contract.

The fourth lease contract requires monthly payments of principal and interest at 8.18% of €5,052 (US $6,171 at June 30, 2010) and provides for buyout at the conclusion of the three year term of €1,728 (US $2,111) or 1% of the original value of this contract.

The fifth lease contract requires monthly payments of principal and interest at 8.39% of €4,551 (US $5,559 at June 30, 2010) and provides for buyout at the conclusion of the five year term of €5,038 (US $6,153) or 2% of the original value of this contract.

The sixth lease contract requires monthly payments of principal and interest at 8.39% of €572 (US $699 at June 30, 2010) and provides for buyout at the conclusion of the five year term of €605 (US $739) or 2% of the original value of this contract.

The net book value as of June 30, 2010 and March 31, 2010 of the equipment subject to the foregoing leases are $572,323 and $641,371 respectively.

14.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2010 and 2009 respectively, the Company incurred $185,661 and $171,460 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc. Accounts receivable at period end with this customer totaled $31,895 and $31,895 as at June 30, 2010 and March 31, 2010 respectively.

As of June 30, 2010 the Company had recorded a 100% allowance against its investment in IMDS because  IMDS financial information is unavailable. The provision will be re-evaluated as soon as information becomes available

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

15.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2010	March 31, 2010
Accrued employee benefit taxes and payroll	$137,913	$182,137
Accrued travel	9,161	31,891
Advances and deposits	173,301	116,687
Commissions	17,743	21,597
Accrued audit and tax preparation fees	12,787	11,152
Reserve for warranty costs	18,321	20,238
Accrued interest	286	168
Accrued consulting fees	39,201	47,382
Other accrued expenses	77,586	60,284
	$486,298	$491,536

16.	EQUITY COMPENSATION PLANS

As of June 30, 2010, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of June 30, 2010 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

A summary of the option activity for the three month period ended June 30, 2010 pursuant to the terms of the plans is as follows:

Exercise
Price
	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2010 and June 30, 2010	250,000	1.20	668,166	0.89	1,000,000	1.15	350,000	.87
Options exercisable, June 30, 2010	231,667	1.20	555,666	1.65	863,331	1.04	300,000	.70
Exercise price range	$0.50 - $2.39		$0.50 - $4.00		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	2.5 years		4.7 years		7.8 years		4.7 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,918,166	$1.15	131,834
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,738,166	$1.19	131,834

For the three month period ended June 30, 2010 the Company recognized $101,450 (2009 — $101,450) in compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the three month period ended June 30, 2010.

17.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of June 30, 2010, the Company has warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2010	11,108,305	$1.55
Cancelled or expired	(247,298)	1.20
Warrants outstanding June 30, 2010	10,861,007	1.56
Warrants exercisable June 30, 2010	10,861,007	$1.56
Exercise price range	$1.00 to $3.00
Weighted average remaining life	1.85 Years

18.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V., GlamSmile Beijing Dental Clinic Co. Ltd.  and Remedent Asia Ltd. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

	June 30, 2010	June 30, 2009
U.S. sales	$1,176,871	$487,845
Foreign sales	2,259,888	1,672,958
	$3,436,759	$2,160,803

19.	COMMITMENTS

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,266 per month ($8,875 per month at June 30, 2010).

The Company leases a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008. Additionally, to support and house our Research and Development Division, as of October 15, 2009, an additional 2,290 square feet are being leased from the same unrelated party from which we lease our sales and marketing division, at a base rent of €4,930 per month for the total location ($6,022 per month at June 30, 2010).

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at June 30, 2010:

March 31, 2011	413,489
March 31, 2012	259,484
March 31, 2013	185,755
March 31, 2014	154,240
March 31, 2015	72,254
After five years	198,699
Total:	$1,283,910

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

The carrying values and fair values of our financial instruments are as follows:

		June 30, 2010		March 31, 2010
		Carrying	Fair	Carrying	Fair
	Level	value	value	value	value
Cash	1	$1,196,888	$1,196,888	$613,466	$613,466
Accounts receivable	2	$1,982,826	$1,982,826	$811,009	$811,009
Line of credit	2	$1,887,063	$1,887,063	$674,600	$674,600
Accounts payable	2	$1,724,827	$1,724,287	$1,932,683	$1,932,683
Accrued liabilities	2	$486,298	$486,298	$1,016,220	$1,016,220
Due to related parties	2	$265,857	$265,857	$268,484	$268,484
Long term debt	2	$622,020	$622,020	$641,371	$641,371

The following method was used to estimate the fair values of our financial instruments:

The carrying amount approximates fair value because of the short maturity of the instruments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2010 and 2009. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 13, 2010 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended June 30,
	2010	2009

NET SALES	100.00%	100.00%
COST OF SALES	26.60%	50.72%
GROSS PROFIT	73.40%	49.28%
OPERATING EXPENSES
Research and development	1.91%	1.23%
Sales and marketing	14.93%	16.24%
General and administrative	33.54%	48.26%
Depreciation and amortization	5.85%	8.03%
TOTAL OPERATING EXPENSES	56.23%	73.76%
INCOME (LOSS) FROM OPERATIONS	17.17%	(24.48)%
Other income (expense)	(0.47)%	(1.91)%
INCOME (LOSS) BEFORE TAXES AND NON-CONTROLLING INTEREST	16.7%	(22.57)%
Income taxes	(0.18)%	-%
INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	16.52%	(22.57)%
Non-controlling interest	7.44%	2.86%
NET INCOME (LOSS)	9.08%	(25.43)%

Net Sales

We experienced a sales increase for the three months ended June 30, 2010 of $1,275,956, or 59.1%, to $3,436,759 as compared to $2,160,803 for the three months ended June 30, 2009.  The increase in sales was mainly due to increased sales in the Asian GlamSmile facilities in Beijing and Hong Kong.  Our sales also increased as a result of the launch of new, higher margin, OTC products.

Cost of Sales

Our cost of sales decreased for the three months ended June 30, 2010 by $181,670, or 16.6%, to $914,337 as compared to $1,096,007 for the three months ended June 30, 2009. Cost of sales, as a percentage of net sales, has decreased to 26.6% in the quarter ended June 30, 2010 as opposed to 50.7% in the quarter ended June 30, 2009.   Cost of sales as a percentage of sales has decreased because of reduced production costs of our veneer product.

We continue to closely monitor and look for new strategies to optimize and improve our current processes in order to decrease our costs.

Gross Profit

Our gross profit increased by $1,457,626 or 136.9%, to $2,522,422 for the three month period ended June 30, 2010 as compared to $1,064,796 for the three month period ended June 30, 2009. Our gross profit as a percentage of sales increased to 73.4% in the three months ended June 30, 2010 as compared to 49.3% for the three months ended June 30, 2009. The increase in gross profit is the result of our sales in our Asian facilities where we sell direct instead of indirect, thereby creating higher margins. Also, the launch of new higher margin OTC products had a positive impact upon our gross profit.

Operating Expenses

Research and Development. Our research and development expenses increased by $38,947 to $65,545, or 146.4%, for the three months ended June 30, 2010 as compared to $26,598 for the three months ended June 30, 2009.  Our current levels of research and development expenditures are reflective of an average year.  Research and Development expenses have increased primarily because of our work with respect to the new milling machine and the ‘First-Fit Concept’.

Sales and marketing costs. Our sales and marketing costs increased by $162,041 or 46.2%, to $512,976 for the three months ended June 30, 2010 as compared to $350,935 for the three months ended June 30, 2010. The increase is largely due to our new Asian GlamSmile Sales Facilities.

General and administrative costs.  Our general and administrative costs for the three months ended June 30, 2010 and 2009 were $1,152,712 and $1,042,764, respectively, representing an increase of $109,948 or 10.5%.  The Company’s general and administrative costs have increased as a result of our Asian GlamSmile facilities.

Depreciation and amortization. Our depreciation and amortization increased $27,758 or 16%, to $201,202 for the three months ended June 30, 2010 as compared to $173,444 for the three months ended June 30, 2009.   The increase is largely because of amortization and depreciation associated with our  Asian GlamSmile Production Lab in Beijing.

Other income (expense).  Our other income (expense) was $(16,031) for the three months ended June 30, 2010 as compared to $41,351 for the three months ended June 30, 2009, a decrease of $57,382. Interest expense has increased primarily because of increased utilization of our available bank credit line, offset by interest revenue earned on outstanding bank balances.

Internal and External Sources of Liquidity

As of June 30, 2010, we had current assets of $5,969,002 compared to $4,502,576 at March 31, 2010. This increase of $1,466,426 was primarily due to an increase in accounts receivable of $1,175,895 and an increase in cash of $583,422, offset by a decrease in inventories of $310,800. Current liabilities at June 30, 2010 were $4,527,829 as compared to $3,582,792 at March 31, 2010.  The increase in current liabilities of $945,037 was primarily as a result of the increased in use of our line of credit by $1,212,463, offset by a decrease in our accounts payable of $207,856 and a decrease of the current portion or our long term debt by $51,705.

The increase in our use of our line of credit is approximately equal to the decrease in our accounts payable and the increase in our accounts receivable.  At June 30, 2010 we believe we have approximately $861,000 available under our line of credit.

As of June 30, 2010, we had cash and cash equivalents of $1,196,888. We believe that these balances, along with our  line of credit, will provide sufficient financing in order to fund our working and other capital requirements over the course of the next twelve months. We  will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we  have sufficient working capital to fund our operations. In the event additional needs for cash arise, we  may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our  current stockholders. If adequate funds are not available or are not available on acceptable terms, our  ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

At this time, we do not expect to purchase or sell any property or equipment over the next 12 months. We do not currently expect a significant change in the number of its employees over the next 12 months.

Cash and Cash equivalents

Our balance sheet at June 30, 2010 reflects cash and cash equivalents of $1,196,888 as compared to $613,466 as of March 31, 2010, an increase of $583,422. The increase of cash and cash equivalents is primarily as a result of a decrease in our inventories of $310,800 and an increase in the use of our line of credit, as described above.

Operations

Net cash used by operations was $297,487 for the three months ended June 30, 2010 as compared to net cash used by operations of $997,190 for the three months ended June 30, 2009. The decrease in net cash used by operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is primarily as a result of an increase of $428,995 in the amount of cash realized from the sale of inventories and a decrease in cash outflows of $597,836 for the payment of accrued liabilities, offset by an increase of $317,804 in the amount of cash outflows for the payment of accounts payable.

Investing activities

Net cash used in investing activities totaled $118,695 for the three months ended June 30, 2010 as compared to net cash used in investing activities of $68,144 for the three months ended June 30, 2009. Cash used in the three months ended June 30, 2010 was mainly for additional equipment for the production of veneers.

Cash used in investing activities in the three months ended June 30, 2009 was mainly for machinery and related software to support our increasing number of veneer designers.

Financing activities

Net cash provided by financing activities totaled $1,154,898 for the three months ended June 30, 2010, as compared to $797,556 for the three months ended June 30, 2009.  Net cash provided by financing activities in the three month period ended June 30, 2010 was higher than in the three months ended June 30, 2009 because of increased use of our credit line.

During the three months ended June 30, 2010 and June 30, 2009, we recognized an increase/(decrease) in cash and cash equivalents of $(155,294) and $60,801, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2010 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

 To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit No	Description

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Date: August 16, 2010	By:	/S/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Stephen Ross
Name: Stephen Ross
Title: Chief Financial Officer (Principal Accounting Officer)