Form 10-K/A
period 2010-03-31
REMEDENT, INC.
filed 2010-09-23
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K/A

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

The number of shares of registrant’s common stock outstanding as of  September 15, 2010  was 19,995,969.

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (Check one): Yes ☐      No R

EXPLANATORY NOTE

 We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purpose of amending the disclosure to Exhibits 10.33 and 10.34 in Part IV, Item 15(b) Exhibits, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on  July 13, 2010, in response to communications received from the  SEC in connection with our confidential treatment request with respect to Exhibits 10.34 and 10.35. Accordingly, this Amendment includes the Exhibits 10.33 and 10.34, without any redactions, which replaces the exhibits previously filed under the same exhibit number in the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), this Amendment contains the complete text of the information incorporated into Item 15, as amended. In addition, as required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are also being filed and/or furnished as exhibits to this Amendment.

Except as described above, we have not modified or updated other disclosures presented in the Original Filing. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Filing and does not reflect events occurring after the filing of the Original Filing. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
Financial Statements.
Consolidated balance sheet as of March 31, 2010 and March  31, 2009, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 year period ended March 31, 2010.

(a)(2)	Schedules. All schedule have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibit List. See Item 15(b) below

(b)	Exhibits

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

4.2	Form of Subscription Agreement (4)

4.3	Form of Warrant for Common Stock (4)

4.4	Form of Registration Rights Agreement (4)

4.5	Form of Warrant for Unit (5)

4.6	Form of Warrant for Common Stock (10)

4.7	Form of Warrant dated August 24, 2008 for Den-Mat Holdings, LLC (18)

4.8	Form of Stock Purchase Agreement dated August 24, 2008 (18)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (5)

10.3	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005, subject to General Terms and Conditions (6)

10.4	Warrant dated July 6, 2005 (4)

10.5	Amendment to Warrant (5)

10.6	Employment Agreement between Remedent N.V. and Philippe Van Acker (3)

10.7	Lease Agreement dated December 20, 2001 (3)

10.8	Fortis Bank General Lending Conditions for Corporate Customers (“General Terms and Conditions”) (7)

10.9	Line of Credit Agreement by and between Remedent, N.V. and Fortis Bank dated September 8, 2004, subject to the General Terms and Conditions (7)

10.10	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated March 13, 2006, subject to the General Terms and Conditions (8)

10.11	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated September 1, 2006, subject to the General Terms and Conditions (9)

10.12	Purchase Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (10)

10.13	Registration Rights Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (10)

10.14	Waiver Agreement between Remedent, Inc. and Consenting Holders, dated October 18, 2007 (11)

10.15	Limited Liability Company Merger and Equity Reallocation Agreement between Remedent NV and IMDS, LLC, dated July 15, 2007 (12)

10.16	Distribution Agreement, dated April 10, 2008, by and between Remedent N.V. and Glamtech USA, Inc. (14)

10.17	Factoring Agreement between Remedent, Inc. and First Community Financial, a division of Pacific Western Bank, dated April 24, 2008 (15)

10.18	Validity Agreement between certain officers and directors of Remedent, Inc. and First Community Financial, a division of Pacific Western Bank, dated April 24, 2008 (15)

10.19	Distribution Agreement, dated June 30, 2008, by and between Remedent, Inc. and SensAble Technologies, Inc. (16)

10.20	Distribution, License and Manufacturing Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC (17)

10.21	Form of Registration Rights Agreement dated August 24, 2008 between Remedent, Inc. and Den-Mat Holdings, LLC (17)

10.22	Rescission Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Glamtech-USA, Inc. (17)

10.23	Contribution Agreement between Remedent, Inc., and Sylphar USA, Inc., dated December 10, 2008 (18)

10.24	Share Purchase Agreement between Remedent Inc., and Remedent N.V., dated December 10, 2008 (18)

10.25	Deed of Contribution of Shares between Remedent Inc., and Remedent OTC B.V., dated December 10, 2008 (18)

10.26	Share Purchase Agreement between Robin List and Remedent, Inc., dated December 10, 2008 (18)

10.27	Investment and Shareholders Agreement, dated December 11, 2008, between Remedent OTC B.V., Concordia Fund B.V., Remedent, Inc., Robin List, Sylphar Holding B.V. and The Existing OTC Subsidiaries (18)

10.28	Unsecured Promissory Note between Sylphar N.V. and Remedent N.V., dated December 10, 2008 (18)

10.29	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (18)

10.30	Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009 by and among Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC (23)

10.31	First Fit-Crown Distribution and License Agreement dated June 3, 2009 by and among Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC (23)

10.32	Amendment No. 1 to Amended and Restated Distribution, License and Manufacturing Agreement dated August 11, 2009 (24)

10.33	Amendment No. 1 to First Fit Crown Distribution and License Agreement*

10.34	Amendment No. 2 to the Amended and Restated Distribution, License and Manufacturing Agreement*

14.1	Code of Ethics, adopted March 25, 2003 (22)

21.1	List of Subsidiaries (21)

23.1	Consent of PKF Bedrijfsrevisoren, Antwerp, Belgium (25)

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*	___________________________________________________ Filed herewith

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.

(5)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.

(7)	Incorporated by reference from Form 10-KSB/A2 filed with the SEC on June 11, 2007.

(8)	Incorporated by reference from Form 10-KSB/A filed with the SEC on June 11, 2007.

(9)	Incorporated by reference from Form 10-QSB/A filed with the SEC on June 11, 2007.

(10)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.

(11)	Incorporated by reference from Form SB-2/A2 filed with the SEC on October 19, 2007.

(12)	Incorporated by reference from Form 10-QSB filed with the SEC on November 19, 2007.

(13)	Incorporated by reference from Form 8-K filed with the SEC on December 19, 2007.

(14)	Incorporated by reference from Form 8-K filed with the SEC on April 15, 2008.

(15)	Incorporated by reference from Form 8-K filed with the SEC on April 30, 2008.

(16)	Incorporated by reference from Form 8-K filed with the SEC on July 7, 2008.

(17)	Incorporated by reference from Form 8-K filed with the SEC on August 28, 2008.

(18)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(19)	Incorporated by reference from Form SB-2 filed with the SEC on July 20, 2007.

(20)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(21)	Incorporated by reference from Post Effective Amendment No. 1 to Form SB-2 on Form S-1 filed with the SEC on April 22, 2009.

(22)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(23)	Incorporated by reference from Form 10-K filed with the SEC on June 29, 2009.

(24)	Incorporated by reference from Form 8-K filed with the SEC on August 16, 2009.

(25)	Incorporated by reference from Form 10-K feed with the SEC on July 13, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: September 23, 2010	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer) and Director

Dated: September 23, 2010	/s/ Stephen Ross
By: Stephen Ross
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer) and
Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 23, 2010	/s/ Guy De Vreese
Guy De Vreese , Chief Executive Officer,
Chairman of the Board of Directors

Dated: September 23, 2010	/s/ Stephen Ross
Stephen Ross, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: September 23, 2010	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief
Accounting Officer

Dated: September 23, 2010	/s/ Fred Kolsteeg
Fred Kolsteeg, Director