Form 10-Q
period 2010-12-31
REMEDENT, INC.
filed 2011-02-14
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 001-15975

REMEDENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	86-0837251
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Zuiderlaan 1-3 bus 8, 9000 Ghent, Belgium	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 011 32 9 241 58 80

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
Yes ☐                                 No ☒

As of February 7, 2011, there were 19,995,969 outstanding shares of the registrant’s common stock, includes  723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

Page Number

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and March 31, 2010	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2010 and December 31, 2009 (Unaudited)	2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2010 and December 31, 2009 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended December 31, 2010 and December 31, 2009 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T. Controls and Procedures	23

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. [Removed and Reserved].	24
Item 5. Other Information	24
Item 6. Exhibits	25
Signature Page	26

  PART I – FINANCIAL INFORMATION
Item 1.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2010	March 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,737,310	$613,466
Accounts receivable, net of allowance for doubtful accounts of $33,150 at December 31, 2010 and $65,845 at March 31, 2010	2,092,097	806,931
Inventories, net	2,041,096	2,161,692
Prepaid expenses	1,071,423	920,487
Total current assets	6,941,926	4,502,576
PROPERTY AND EQUIPMENT, NET	1,385,763	1,735,719
OTHER ASSETS
Long term investments and advances	750,000	750,000
Patents, net	214,500	246,992
Goodwill	699,635	699,635
Total assets	$9,991,824	$7,934,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$54,619	$215,489
Line of Credit	2,136,960	674,600
Accounts payable	1,767,618	1,932,684
Accrued liabilities	739,628	491,536
Due to related parties	95,354	268,484
Total current liabilities	4,794,179	3,582,793
Long term debt less current portion	458,236	425,882
Total liabilities	5,252,415	4,008,675

EQUITY:
REMEDENT, INC. STOCKHOLDERS’ EQUITY
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at December 31, 2010 and March 31, 2010)	19,996	19,996
Treasury stock, at cost; 723,000 shares at December 31, 2010 and March 31, 2010	(831,450)	(831,450)
Additional paid-in capital	24,842,858	24,742,201
Accumulated deficit	(19,035,786)	(19,565,943)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(731,298)	(650,059)
Obligation to issue shares	97,500	97,500
Total Remedent, Inc. stockholders’ equity	4,361,820	3,812,245
Non-controlling interest	377,589	114,002
Total stockholders’ equity	4,739,409	3,926,247
Total liabilities and equity	$9,991,824	$7,934,922
COMMITMENTS (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2010	2009	2010	2009

Net sales	$3,248,396	$1,834,021	$9,786,708	$5,775,125
Cost of sales	911,197	972,247	2,619,476	3,370,491
Gross profit	2,337,199	861,774	7,167,232	2,404,634
Operating Expenses
Research and development	141,687	150,225	319,226	231,345
Sales and marketing	629,654	403,171	1,536,644	891,182
General and administrative	1,176,078	1,065,114	3,584,387	3,210,512
Depreciation and amortization	178,288	206,923	562,515	558,281
TOTAL OPERATING EXPENSES	2,125,707	1,825,433	6,002,772	4,891,320
INCOME (LOSS) FROM OPERATIONS	211,492	(963,659)	1,164,460	(2,486,686)
OTHER INCOME (EXPENSES)
Warrants issued	—	(8,350)	—	(168,238)
Interest expense	(52,768)	(56,915)	(142,105)	(120,768)
Interest income	11,218	24,179	123,065	115,337
TOTAL OTHER INCOME (EXPENSES)	(41,550)	(41,086)	(19,040)	(173,669)

NET INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	169,942	(1,004,745)	1,145,420	(2,660,355)
PROVISION FOR INCOME TAXES	91,393	—	140,568	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	78,549	(1,004,745)	1,004,852	(2,660,355)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	61,808	(168,624)	474,696	(436,020)

NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT, INC. Common Stockholders	$16,741	$(836,121)	$530,156	$(2,224,335)

INCOME (LOSS) PER SHARE
Basic	$0.00	$(0.04)	$0.03	$(0.11)
Fully diluted	$0.00	$(0.04)	$0.02	$(0.11)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	30,108,762	33,789,738	33,989,738	33,789,738

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2010	2009	2010	2009
Net Income (Loss) Attributable to Remedent Common Stockholders	$16,741	$(836,l21)	$530,156	$(2,224,335)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(59,479)	(24,844)	(81,239)	93,485
Total Other Comprehensive income (loss)	(42,738)	(860,965)	448,917	(2,130,850)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(21,759)	(6,331)	(24,902)	49,753

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REMEDENT Common Stockholders	$(64,497)	$(867,296)	$424,015	$(2,081,097)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$1,004,852	$(2,660,355)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	562,515	558,281
Inventory reserve	(60,487)	190
Allowance for doubtful accounts	(32,695)	3,016
Value of stock options issued to employees and consultants	100,657	304,350
Warrants issued	—	168,238
Changes in operating assets and liabilities:
Accounts receivable	(1,285,166)	2,061,261
Inventories	120,596	(478,031)
Prepaid expenses	(150,936)	(201,681)
Accounts payable	(132,374)	464,120
Accrued liabilities	248,092	(869,273)
Due to related parties	(173,130)	—
Income taxes payable	—	(1,873)
Net cash provided by operating activities	201,924	(651,757)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of patents	(51,233)	—
Purchases of equipment	(284,451)	(550,974)
Net cash used by investing activities	(335,684)	(550,974)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from capital lease note payable	(128,516)	163,630
Proceeds from line of credit	1,462,360	525,903
Net cash provided by financing activities	1,333,844	689,533
NET (DECREASE) INCREASE IN CASH	1,200,084	(513,198)
Effect of exchange rate changes on cash and cash equivalents	(76,240)	92,158
CASH AND CASH EQUIVALENTS, BEGINNING	613,466	1,807,271
CASH AND CASH EQUIVALENTS, ENDING	$1,737,310	$1,386,231
Supplemental Information:
Interest paid	$82,216	$50,413
Income taxes paid	$91,393	$—

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

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at December 31, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent, Belgium, Remedent Professional, Inc. (incorporated in California), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008) and its 50.98% owned subsidiary, Glamsmile Asia Ltd.(with its subsidiaries, a GlamSmile Studio in Hong Kong, a GlamSmile Studio in Mainland China (Beijing) and our GlamSmile production Lab, also located in China (Beijing)) , Remedent OTC B.V. (a Dutch Holding company) and a 50% owned subsidiary, Sylphar Holding B.V. (a Dutch holding company), a 37.50% owned and controlled subsidiary of Remedent Inc., Sylphar N.V., a 100% owned company by Sylphar Holding BV, Sylphar USA, a 100% owned Nevada corporation by Sylphar Holding BV. And Sylphar Asia Pte, a 100% owned Asian company owned by Sylphar Holding BV (collectively, the “Company”).

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements and corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ended March 31, 2011. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2010, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Goodwill impairment

The Company performs impairment tests related to goodwill annually and whenever events or changes in circumstances suggest that it is more likely than not that the fair value of the reported unit is below its carrying value. To December 31, 2010, management has not identified any impairment of goodwill.

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

Liquidity and Management Plans

Historically, the Company has relied on a combination of fundraising from the sale and issuance of equity securities and cash generated from product and service revenues to provide funding for its operations. As of December 31, 2010, the Company had cash and cash equivalents of $1,737,310. The Company believes that these balances, along with its line of credit, will provide sufficient financing in order to fund its working and other capital requirements over the course of the next twelve months. The Company will continue to review its expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that it has sufficient working capital to fund its operations. In the event additional needs for cash arise, the Company may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to the Company, or at all. Any additional financing activity could be dilutive to the Company's current stockholders. If adequate funds are not available or are not available on acceptable terms, the Company's ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Recent Accounting Pronouncements

With the exception of those discussed below, there are no unadopted accounting pronouncements and there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2010, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, that are of significance, or potential significance, to the Company.

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

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.	325,000 Euro (US$466,725). As of March 31, 2010, the Company owed a balance of $71,885 on its purchase of the shares of Glamsmile Asia. The amount of $ 71,885 was paid on October 22, 2010.

2.	250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011 ($97,500 was recorded as an obligation to issue shares as at December 31, 2010 and March 31, 2010);

3.	100,000 options on closing (issued);

4.	100,000 options per opened store at closing (issued);

5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;

6.
Assumption of Glamsmile’s January 1, 2010 deficit of $73,302. The non-controlling interest is non-participating until such time as the net profit from Glamsmile Asia exceeds prior losses of $73,302; and

7.
Repayment of the founding shareholder’s original advances in the amount of $196,599.  The balance of $196,599, recorded as due to related parties as at December 31, 2010 and March 31, 2010, is unsecured, non-interest bearing and has no specific terms of repayment other than it will be paid out of revenues from Glamsmile, as working capital allows.

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

During the nine months ended December 31, 2010, the Company recorded $313,294 as due to the Glamsmile non-controlling interest, net of the assumption of prior losses, as described in point 6 above.

During the period ended December 31, 2010, the Company paid $1,359 for 10,400 Glamsmile shares.

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

(ii)
execute and deliver to Den-Mat a registration rights agreement covering the registration of the Warrant Shares (the “Registration Rights Agreement”) which as of December 31, 2010 has not yet been filed; and

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

In August 2009, the Distribution Agreement was further amended (the “August Amendment”). The August Amendment expands the Company’s products covered under the Distribution Agreement to include the Company’s new Prego System Technology (“Prego System”), also commonly known as “Glamstrip”. Under the Amendment, the $250,000 payment which was originally due upon the expiration of the first Contract Period (as defined in the Distribution Agreement) was paid as of December 31, 2010.

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

On March 29, 2010, a certain Amendment No. 1 was made to the First Fit Distribution Agreement dated June 3, 2009.  The terms of Amendment No. 1 are as follows:

The total purchase price for the First Fit IP consists of installment payments and royalty payments.  The cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown (received); (b) $525,000 on or before March 15, 2010 (received); (c) $700,000 on June 30, 2010  (received); and (d) $500,000 on December 31, 2010 (received during January 2011), June 30, 2011 and December 31, 2011. In connection with the execution of the First Fit Agreement, Den-Mat also agreed to make an advance cash payment of $75,000 to the Company towards the purchase price (received).  In addition to the cash component, Den-Mat agreed to pay Remedent a capital payment equal to a certain percent of Den-Mat’s net revenues generated by the sale of the First Fit products.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At December 31, 2010, five customers accounted for 66% of the Company’s trade accounts receivables, and one customer accounted for 30% and another customer accounted for 16%.  At December 31, 2009, five customers accounted for a total of 47% of the Company’s trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the nine months ended December 31, 2010 the Company had five suppliers who accounted for 26% of gross purchases. For the nine months ended December 31, 2009 the Company had five suppliers who accounted for 34% of gross purchases.

Revenues — For the nine months ended December 31, 2010 the Company had five customers that accounted for 39% of total revenues and one customer accounted for 19% of total revenues.  For the nine months ended December 31, 2009 the Company had five customers that accounted for 51% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010	March 31, 2010
Accounts receivable, gross	$2,125,247	$872,776
Less: allowance for doubtful accounts	(33,150)	(65,845)
Accounts receivable, net	$2,092,097	$806,931

7.	INVENTORIES

Inventories at December 31, 2010 and March 31, 2010 are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:
	December 31, 2010	March 31, 2010
Raw materials	$62,043	$20,641
Components	791,649	1,024,908
Finished goods	1,208,652	1,198,478
	2,062,344	2,244,027
Less: reserve for obsolescence	(21,248)	(82,335)
Net inventory	$2,041,096	$2,161,692

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:
	December 31, 2010	March 31, 2010
Prepaid materials and components	$814,080	$701,035
Prepaid income taxes	7,127	4,332
Prepaid consulting	23,880	22,095
VAT payments in excess of VAT receipts	96,216	98,702
Royalties	39,503	39,905
Prepaid trade show expenses	11,821	10,000
Prepaid rent	11,921	1,409
Other	66,875	43,009
	$1,071,423	$920,487

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:
	December 31, 2010	March 31, 2010
Furniture and Fixtures	$449,269	$436,978
Machinery and Equipment	2,766,511	2,461,659
Tooling	188,450	188,450
	3,404,230	3,087,087
Accumulated depreciation	(2,018,467)	(1,351,368)
Property & equipment, net	$1,385,763	$1,735,719

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

As of December 31, 2010 the Company has written off its investment in IMDS.

Soca Networks Singapore (“Soca”)

Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms. The balance of $375,000 was paid through the issuance of 220,588 common shares of the Company’s common stock. The final agreement is currently being negotiated.
.
11.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly has recorded $40,625 of accumulated amortization for this patent as of December 31, 2010. The Company accrues this royalty when it becomes payable to inventory therefore no provision has been made for this obligation as of December 31, 2010.

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which was paid by the Company in September 2005 and the remaining €25,000 is to be paid upon the Company’s first shipment of a product covered by the patent. As of December 31, 2010 the Company has not yet received the final Product. The patent is being amortized over five (5) years and accordingly, the patent was fully amortized by the end of December 31, 2010.

12.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis’ Bank, a Belgian bank (the “Facility”) which is secured by a first lien on the assets of Remedent N.V.  The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and €1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.9%, for draws on the credit line, to 9.4% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V and Sylphar NV are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of December 31, 2010 and March 31, 2010, Remedent N.V. and Sylphar N.V. had in aggregate, $1,469,160 and $667,800 in advances outstanding, respectively, under the mixed-use line of credit facilities.

13.	LONG TERM DEBT

On October 24, 2006, the Company entered into a five year capital lease agreement for manufacturing equipment totaling €123,367 (US $164,769). On May 15, 2008, the Company entered into an additional capital lease agreement over a three year period for additional manufacturing equipment totaling € 63,395 (US $84,670). On August 18, 2009, the Company entered into another capital lease agreement over a three year period for additional manufacturing equipment totaling € 170,756 (US $228,062). On January 15, 2010, the Company entered into an additional capital lease agreement over a 5 year period for veneer manufacturing equipment totaling € 251,903 (US $336,442). On June 16, 2010, the Company entered into a further capital lease agreement over a 5 year period for additional veneer manufacturing equipment totaling € 30,248 (US $40,399).

The net book value as of December 31, 2010 and March 31, 2010 of the equipment subject to the foregoing leases are $306,072 and $641,371 respectively.

14.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the nine month periods ended December 31, 2010 and 2009 the Company incurred $560,207 and $559,238 respectively, as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc. (“IMDS”) Accounts receivable at period end with this customer totaled $0 and $31,895 as at December 31, 2010 and March 31, 2010 respectively.

As of December 31, 2010 the Company has written off its investment in IMDS.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

15.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:
	December 31, 2010	March 31, 2010
Accrued employee benefit taxes and payroll	$192,535	$182,137
Accrued travel	10,877	31,891
Advances and deposits	217,545	116,687
Commissions	21,684	21,597
Accrued audit and tax preparation fees	11,762	11,152
Reserve for warranty costs	20,034	20,238
Accrued interest	—	168
Accrued consulting fees	69,175	47,382
Other accrued expenses	196,016	60,284
	$739,628	$491,536

16.	EQUITY COMPENSATION PLANS

As of December 31, 2010, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

  In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of December 31, 2010 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

A summary of the option activity for the nine month period ended December 31, 2010 pursuant to the terms of the plans is as follows:

			Exercise Price
	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2010	250,000	1.20	668,166	0.89	1,000,000	1.20	350,000	0.87
Options expired	-	-	(110,666)	4.00	-	-	-	-
Options outstanding, December 31, 2010	250,000	1.20	557,500	0.89	1,000,000	1.20	350,000	0.87
Options exercisable, December 31, 2010	231,667	1.20	555,666	1.00	1,000,000	1.20	300,000	0.70
Exercise price range	$0.50 - $2.39		$0.50 - $2.46		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	2.01 years		6.27 years		7.37 years		4.38 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,807,500	$1.15	242,500
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,627,500	$1.19	242,500

For the nine month period ended December 31, 2010 the Company recognized $100,657 (2009 — $304,350) in compensation expense in the consolidated statement of operations.  No stock options were granted in the nine month period ended December 31, 2010.

17.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of December 31, 2010, the Company has warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2010	11,108,305	$1.55
Cancelled or expired	(3,263,678)	1.86
Warrants outstanding December 31, 2010	7,844,627	1.50
Warrants exercisable December 31, 2010	7,844,627	$1.50
Exercise price range	$1.00 to $3.00
Weighted average remaining life	1.96 Years

During the nine month period ended December 31, 2010, a total of 3,263,678 warrants expired unexercised.

18.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V., GlamSmile Beijing Dental Clinic Co. Ltd.  and Remedent Asia Ltd. Since the Company only has one segment, no further segment information is presented.

Customers Outside of the United States

	December 31, 2010	December 31, 2009
U.S. sales	$2,030,788	$1,881,142
Foreign sales	7,755,920	3,893,983
	$9,786,708	$5,775,125

19.	COMMITMENTS

Real Estate Lease

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of € 7,266 per month ($9,704 per month at December 31, 2010). At December 31, 2010 the lease was ended. Sylphar NV negotiated a new lease contract on a yearly renewal base at a base rent of € 7,266 per month ($9,704 per month) commencing January 1, 2011.

The Company leases a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008. Additionally, to support and house our Research and Development Division, as of October 15, 2009, an additional 2,290 square feet are being leased from the same unrelated party from which we lease our sales and marketing division, at a base rent of € 4,930 per month for the total location ($6,584 per month at December 31, 2010).

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at December 31, 2010:
March 31, 2011	$134,894
March 31, 2012	465,408
March 31, 2013	282,619
March 31, 2014	231,609
March 31, 2015	92,525
After five years	217,278
Total:	$1,424,333

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

The carrying values and fair values of our financial instruments are as follows:

		December 31, 2010		March 31, 2010
		Carrying	Fair	Carrying	Fair
	Level	value	value	value	value
Cash	1	$1,737,310	$1,737,310	$613,466	$613,466
Accounts receivable	2	$2,092,097	$2,092,097	$811,009	$811,009
Line of credit	2	$2,136,960	$2,136,960	$674,600	$674,600
Accounts payable	2	$1,767,618	$1,767,618	$1,932,683	$1,932,683
Accrued liabilities	2	$739,628	$739,628	$1,016,220	$1,016,220
Due to related parties	2	$95,354	$95,354	$268,484	$268,484
Long term debt	2	$458,236	$458,236	$641,371	$641,371

The following method was used to estimate the fair values of our financial instruments:

The carrying amount approximates fair value because of the short maturity of the instruments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and nine months ended December 31, 2010 and 2009. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 13, 2010 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2010	2009	2010	2009

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	28.05%	53.01%	26.77%	58.36%
GROSS PROFIT	71.95%	46.99%	73.23%	41.64%
OPERATING EXPENSES
Research and development	4.36%	8.19%	3.26%	4.01%
Sales and marketing	19.38%	21.98%	15.70%	15.43%
General and administrative	36.20%	58.08%	36.63%	55.59%
Depreciation and amortization	5.49%	11.28%	5.75%	9.67%
TOTAL OPERATING EXPENSES	65.44%	99.53%	61.34%	84.70%
INCOME (LOSS) FROM OPERATIONS	6.52%	(52.54)%	11.90%	(43.06)%
Other income (expense)	(1.28)%	(2.24)%	(0.19)%	(3.01)%
NET INCOME (LOSS) BEFORE TAX	5.24%	(54.78)%	11.71%	(46.07)%
INCOME TAXES	(2.81)%	—	(1.44)%	—
Net income (loss) attributable to Non-controlling interest	1.90%	(9.19)%	4.85%	(7.55)%
INCOME (LOSS) ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	0.53%	(45.59)%	5.42%	(38.52)%

Net Sales

           We experienced a sales increase for the three months ended December 31, 2010 of $1,414,375 or 77.1%, to $3,248,396 as compared to $1,834,021 for the three months ended December 31, 2009.  The increase in sales was mainly due to increased sales in the Asian GlamSmile facilities in Beijing and Hong Kong.  Our sales also increased as a result of the launch of new higher margin, OTC products.

We experienced a sales increase for the nine months ended December 31, 2010 of $4,011,583 or 69.5%, to $9,786,708 as compared to $5,775,125 for the nine months ended December 31, 2009.  As noted above, the increase in sales was mainly due to increased sales in the Asian GlamSmile facilities in Beijing and Hong Kong and our new OTC products which have been well received.

Cost of Sales

Our cost of sales decreased for the three months ended December 31, 2010 by $61,050 or 6.3% to $911,197 as compared to $972,247 for the three months ended December 31, 2009. Cost of sales, as a percentage of net sales, has decreased to 28.05% in the quarter ended December 31, 2010 as compared to 53.01% in the quarter ended December 31, 2009.   Cost of sales as a percentage of sales has decreased because of reduced production costs of our veneer product.

 Cost of sales decreased for the nine months ended December 31, 2010 by $751,015 or 22.3% to $2,619,476 as compared to $3,370,491 for the nine months ended December 31, 2009.  Cost of sales, as a percentage of net sales, has decreased to 26.77% in the nine month period ended December 31, 2010 as opposed to 58.36% in the nine month period ended December 31, 2009.  As noted above, cost of sales as a percentage of sales has decreased primarily because of reduced production costs for our veneer product.

 We continue to closely monitor and look for new strategies to optimize and improve our current processes in order to decrease our costs.

Gross Profit

           Our gross profit increased by $1,475,425 or 171.2%,  to $2,337,199 for the three month period ended December 31, 2010 as compared to $861,774 for the three month period ended December 31, 2009. Our gross profit as a percentage of sales increased to 71.95% in the three months ended December 31, 2010 as compared to 46.99% for the three months ended December 31, 2009. The increase in gross profit is the result of our sales in our Asian facilities where we sell direct instead of indirect, thereby creating higher margins. Also, the launch of new higher margin OTC products had a positive impact upon our gross profit.

Our gross profit increased by $4,762,598 or 198.1%, to $7,167,232 for the nine month period ended December 31, 2010 as compared to $2,404,634 for the nine month period ended December 31, 2009. Our gross profit as a percentage of sales increased to 73.23% in the nine months ended December 31, 2010 as compared to 41.64% for the nine months ended December 31, 2009.  As noted above, the increase in gross profit is the result of our sales in our Asian facilities where we sell direct instead of indirect, thereby creating higher margins. Also, the launch of new higher margin OTC products had a positive impact upon our gross profit.

Operating Expenses

Research and Development . Our research and development expenses decreased by $8,538 or 5.7% to $141,687 for the three months ended December 31, 2010 as compared to $150,225 for the three months ended December 31, 2009.   We are in the final phase of completing the protocol to optimize the functioning of the Milling Machine.  As a result, our related Research and Development costs have decreased.

Our research and development expenses increased by $87,881 or 37.9% to $319,226 or 38%, for the nine months ended December 31, 2010 as compared to $231,345 for the nine months ended December 31, 2009.  Research and development has increased mainly because of work related to the new milling machine and the “First-Fit Concept”, as noted above.

Sales and marketing costs . Our sales and marketing costs increased by $226,483 or 56.2%, to $629,654 for the three months ended December 31, 2010 as compared to $403,171 for the three months ended December 31, 2010. The increase is largely due to our new Asian GlamSmile Sales Facilities.

Our sales and marketing costs increased by $645,462 or 72.4%, to $1,536,644 for the nine months ended December 31, 2010 as compared to $891,182 for the nine months ended December 31, 2009. The increase is largely due to market efforts associated with our new Asian GlamSmile Sales Facilities.

General and administrative costs . Our general and administrative costs for the three months ended December 31, 2010 and 2009 were $1,176,078 and $1,065,114, respectively, representing an increase of $110,964 or 10.4%. The increase is largely due to market efforts associated with our new Asian GlamSmile Sales Facilities.

Our general and administrative costs for the nine months ended December 31, 2010 and 2009 were $3,584,387 and $3,210,512 respectively, representing an increase of $373,875 or 11.6%.  Our general and administrative costs have increased primarily as a result of costs associated with our Asian GlamSmile facilities.

Depreciation and amortization.   Our depreciation and amortization decreased $28,635 or 13.8%, to $178,288 for the three months ended December 31, 2010 as compared to $206,923 for the three months ended December 31, 2009.   The decrease is largely due to the complete amortization of previous investments in machinery and equipment.

Our depreciation and amortization increased $4,234 or 0.8%, to $562,515 for the nine months ended December 31, 2010 as compared to $558,281 for the nine months ended December 31, 2009.  The increase is largely because of amortization and depreciation associated with our Asian GlamSmile Production Lab in Beijing.

Other income (expense).   Our other income (expense) was $(41,550) for the three months ended December 31, 2010 as compared to $(41,086) for the three months ended December 31, 2009, an increase in expense of $464.

Our other (expense) for the nine months ended December 31, 2010 decreased by $154,629, from ($173,669) to $(19,040) primarily because no warrants were issued in the nine months ended December 31, 2010.

Internal and External Sources of Liquidity

As of December 31, 2010, we had current assets of $6,941,926 compared to $4,502,576 at March 31, 2010. This increase of $2,439,350 was primarily due to an increase in cash of $1,123,844 and an increase in accounts receivable of $1,285,166. Current liabilities at December 31, 2010 were $4,794,179 as compared to $3,582,793 at March 31, 2010.  The increase in current liabilities of $1,211,386 was primarily as a result of the increase in use of our line of credit by $1,462,360, offset by a total decrease in accounts payable, accrued liabilities and amounts due to related parties of $90,104, and a decrease in the current portion of the long term debt of $160,870.

The increase in our use of our line of credit is approximately equal to the decrease in our accounts payable and the increase in our accounts receivable.  At December 31, 2010 we believe we have approximately $868,000 available under our line of credit.

As of December 31, 2010, we had cash and cash equivalents of $1,737,310. We believe that these balances, along with our line of credit, will provide sufficient financing in order to fund our working and other capital requirements over the course of the next twelve months. We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

At this time, we do not expect to purchase or sell any property or equipment over the next 12 months. We do not currently expect a significant change in the number of its employees over the next 12 months.

Cash and Cash equivalents

Our balance sheet at December 31, 2010 reflects cash and cash equivalents of $1,737,310 as compared to $613,466 as of March 31, 2010, an increase of $1,123,844. The increase of cash and cash equivalents is primarily as a result of  increased sales, combined with an increase in the use of our line of credit, as described above.

Operations

Net cash provided by operations was $201,924 for the nine months ended December 31, 2010 as compared to net cash used by operations of $651,757 for the nine months ended December 31, 2009. The increase in net cash provided by operations for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 is primarily as a result of our success in the Asian market, combined with the success of our newly launched OTC products, which have been very well received.

Investing activities

Net cash used in investing activities totaled $335,684 for the nine months ended December 31, 2010 as compared to net cash used in investing activities of $550,974 for the nine months ended December 31, 2009. Cash used in the nine months ended December 31, 2010 was mainly for additional equipment for the production of veneers. Cash used in the nine months ended December 31, 2009 was mainly for machinery and related software to support our increasing number of veneer designers.

Financing activities

Net cash provided by financing activities totaled $1,333,844 for the nine months ended December 31, 2010, as compared to $689,533 for the nine months ended December 31, 2009.  The increase in the net cash provided by financing activities in the nine month period ended December 31, 2010 was primarily the result of increased use of our line of credit.

During the nine months ended December 31, 2010 and December 31, 2009, we recognized a (decrease)/ increase in cash and cash equivalents of $(76,240) and $92,158, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

  Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

           There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2010 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: February 14, 2011	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2011	By:	/s/ Stephen Ross
Name: Stephen Ross
Title: Chief Financial Officer (Principal Accounting Officer)