Form 10-K/A
period 2010-03-31
REMEDENT, INC.
filed 2011-06-24
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15975

REMEDENT, INC.

(Name of small business issuer as specified in its charter)

Nevada	86-0837251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Zuiderlaan, 1-3 bus 8, 9000, Ghent Belgium	N/A
(Address of principal executive offices)	(Zip code)

011-329-241-58-80

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
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

FORM 10-K/A  INDEX

PART I
ITEM 9A(T).	CONTROLS AND PROCEDURES.	1
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	2
SIGNATURES		3

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) is being filed to amend the disclosure under Item 9A(T). Controls and Procedures of Part II of our annual report on Form 10-K for the fiscal year ended March 31, 2010 filed on July 13, 2010 (“Original Form 10-K”),  as subsequently amended by our Amendment No. 1 to Form 10-K/A filed on September 23, 2010.  Our Original Form 10-K included our management’s report on internal control over financial reporting and its conclusion that our internal control over financial reporting was effective as of March 31, 2010.  However, our management’s annual report on internal control over financial reporting inadvertently referred to “disclosure controls and procedures” instead of “internal controls over financial reporting ”and inadvertently  omitted the  statement of the framework used by management to conduct its assessment.  We are filing this Form 10-K/A to revise the disclosure relating to management’s report on internal control over financial reporting to include the required language and  a statement of the framework used by management to conduct its assessment.  In addition, we are filing this Form 10-K/A to disclose the revised conclusion of our principal executive officer and principal financial officer as to the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.

In connection with the filing of this Form 10-K/A, and pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, we are including with this Form 10-K/A certain currently dated certifications.

Except as necessary to provide the disclosures noted above, no other modifications or updates have been made to the Original Form 10-K, as subsequently amended, and this Form 10-K/A does not describe events occurring after the Original Form 10-K or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Original Form 10-K.  Information not affected by the items described above, including among other items, the Company's reported financial statements and management discussion and analysis of financial condition, remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original Form 10-K, as amended.  Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission ("SEC") subsequent to the filing of the Original Form 10-K, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

PART II

ITEM 9A (T)- CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective since it did not identify the inadvertent  reference to “disclosure controls and procedures” instead of “internal control over financial reporting” and omission of the identification of the framework in the disclosure relating to the Management’s Annual Report on Internal Control Over Financial Reporting under Item 9A(T). of our original Form 10-K for year ended March 31, 2010 filed with the SEC on July 13, 2010. This Amendment is being filed to correct the inadvertent reference and to include the required language and information under Item 9A(T).

1

(b)           Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2010 based on the COSO criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits.

Exhibit No.	Description

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith

  2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: June 24, 2011	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer)

Dated: June 24, 2011	/s/ Stephen Ross
By: Stephen Ross
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 24, 2011	/s/ Guy De Vreese
Guy De Vreese ,Chairman of the Board of Directors,
and Chief Executive Officer (Principal Executive Officer)

Dated: June 24, 2011	/s/ Stephen Ross
Stephen Ross, Director and Chief Financial
Officer (Principal Financial and Accounting Officer)

Dated: June 24, 2011	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief
Accounting Officer

Dated: June 24, 2011	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

  3