Form 10-K
period 2011-03-31
REMEDENT, INC.
filed 2011-07-14
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15975

REMEDENT, INC.
(Name of small business issuer as specified in its charter)

Nevada	86-0837251
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Zuiderlaan 1-3, bus 8, 9000 Gent, Belgium	N/A
(Address of principal executive offices)	(Zip code)

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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2010, was approximately $2,698,500.  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” and this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of  June 20, 2011  was 19,995,969.

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

FORM 10-K INDEX

Forward-Looking Statement

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) for Remedent, Inc. (“Remedent” the “Company,” “we,” “our” or “us”) contains “forward-looking” statements within the meaning of  Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors listed in the section of this Annual Report entitled “Risk Factors” and from time to time in our Securities and Exchange Commission filings under “risk factors” and elsewhere.

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

In 2006 we developed a revolutionary system for manufacturing and installing dental veneers which we branded as GlamSmile® veneers revolutionize the traditional one-at-a-time method of applying porcelain dental veneers.  GlamSmile veneers are attached to the front of the patient’s teeth using a patent pending single motion placement tray which replaces the traditional one at a time trial and error method of applying porcelain veneers, making the application less traumatic for the patient, much easier for the dentist and perhaps most important, far less costly than traditional dental veneers. Currently, the GlamSmile veneers are our primary products in the professional oral care and cosmetic dentistry product.  Our veneers are supported by a line of professional veneer  whitening and teeth sensitivity solutions.  Our products are sold to professionals by distributors and sold directly to consumers by our GlamSmile Studios.

Corporate History

We were originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc.  In October 1998, we were acquired by Resort World Enterprises, Inc., a Nevada corporation in a share exchange, and we immediately changed our name to Remedent USA, Inc. and later to Remedent, Inc.

In the latter part of 2008, our Board of Directors approved a strategic plan to separate our OTC business from our professional business, allowing us to focus on the development, marketing and distribution of our products for the professional dental market.  In December 2008, we completed a restructuring in the form of a management-led buyout of 50% of our OTC retail business (“2008 Restructuring”).  The buyout was led by Mr. Robin List, our former director and Chief Executive Officer, with financing provided by a non-affiliated foreign investment fund.  In connection with the strategic plan, we effected our OTC restructuring through a series of transactions involving subsidiary formations, contributions of subsidiary(ies) interests and sales of stock interests through subsidiary transactions.  As a result of the series of transactions related to the sale, Remedent N.V., a Belgium corporation and our wholly owned subsidiary,  currently owns 50% of  Remedent OTC BV, a Dutch company (“Remedent OTC”) with Mr. List owning the other 50%, and maintains control of Remedent OTC as a result of our current control of the board.  Remedent OTC owns and holds a 75% ownership interest in Sylphar Holding BV,  a Dutch holding company which owns and holds the OTC operating subsidiaries  (“Sylphar Holding”), together with Concordia Fund B.V. who owns 25% of Sylphar Holding.  As a result of Remedent N.V.’s  ownership interest in Remedent OTC holds an ownership interest equal to 37.5% interest in Sylphar Holding.   As a result of the sale, all of the OTC business previously directly operated by us is now operated and held by Sylphar Holding.  In addition, following the restructuring we have focused our business primarily on the marketing and distribution of our GlamSmile Veneers.

In January, 2010 we formed a joint venture with Gallant Network Limited (“Gallant”) to formalize our GlamSmile operations in China.   In order to sell our products into the Chinese market, an approval by Chinese authorities is required, in the form of licenses. Since GlamSmile Asia Ltd., a private Hong Kong company (“GlamSmile Asia”), was already the owner of such licenses prior to the acquisition, this was an important advantage.  We obtained control of GlamSmile Asia through the acquisition of a 50.98% interest in exchange for   (i) 325,000 Euro (US $466,725), of which 50,000 Euro was payable as of March 31, 2010, (ii) 250,000 shares of common stock was originally agreed to be issued during the fiscal year ended March 31, 2011 and then subsequently amended to be issued during fiscal year ended March 31, 2012,  and (iii) option grants of up to 300,000 shares of our common stock, of which 200,000 shares were granted as of March 31, 2011, and through the appointment of our CEO as a Board member of GlamSmile Asia.

We have the following wholly owned subsidiaries:  (1) Remedent N.V., a Belgium corporation; (2) Remedent Professional Holdings, Inc., a California corporation; (3) Remedent Professional, Inc., a California corporation (a subsidiary of Remedent Professional Holdings, Inc.), and (4) Glamtech-USA, Inc., a Delaware corporation.  On  January 1, 2010, we acquired  a 50.98% of  Glamsmile Asia Ltd. a Hong Kong Private company which has the following subsidiaries: GlamSmile Studio in Hong Kong, GlamSmile Studio in Mainland China (Beijing) and the GlamSmile Production Lab, also located in China (Beijing).  In addition, Remedent N.V., our wholly-owned subsidiary,  has (A) a 51% ownership interest in GlamSmile Deutschland GmbH, a German private company, (B) a 50% ownership interest in Remedent OTC BV  (a Dutch company which  holds a 75% ownership interest in Sylphar Holding) and (C) a 37.5% ownership interest in Sylphar Holding (a Dutch holding company which wholly owns: Sylphar Holding: (i) Sylphar N.V., a Belgium corporation; (ii) Sylphar USA, Inc., a Nevada corporation; and (iii)  Sylphar Asia Pte Ltd. (formerly Remedent Asia Pte Ltd.),a Singapore company.

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

•
FirstFit.  We developed the FirstFit™ System, a proprietary, patent-pending system for the creation and placement of dental bridges and crowns.   Effective as of  March 29, 2010 the intellectual property used and related to FirstFit product was sold to Den-Mat Holdings LLC (“Den-Mat”).

Current Business Strategy

Our current business  strategy is to focus our resources on vertically integrating our development, manufacturing and marketing resources on selling our GlamSmile veneers directly to consumers by using all forms of direct response media including the internet, print, radio, television and social network media, to expand our presence in Asia,  with a primary focus on China, and Europe, as well as to establish a direct to consumer presence in United States.

Current Products

We currently have two primary products: GlamSmile Veneers and Whitening Products.

Whitening Products

We sell our whitening products directly throughout the world.  We continue to focus our sales efforts on our whitening products.

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

GlamSmile Veneers

In connection with the 2008 Restructuring, we shifted our focus to professional products targeted for the professional sector. Our key product in the professional oral care and cosmetic dentistry product is the GlamSmile veneer.

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

Our GlamSmile veneers are ultra thin claddings made from a mixture of a hybrid composite and porcelain materials which are attached to the front of the patient’s teeth.  GlamSmile veneers are ultra-thin and can best be compared to contact lenses in terms of thickness. Because GlamSmile veneers are so thin, the dentist does not need to remove healthy tooth structure,  Leaving the patient’s healthy tooth structure intact results in several important benefits:

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

The entire production process currently takes place at our own GlamSmile lab in China. The production process uses a high-tech CAD/CAM technology which we have developed in conjunction with SensAble Technologies as discussed above. This technology enables ultimate precision so that the shape, thickness and length of each individual veneer is unique. Upon completion, the customized GlamSmile veneers are shipped to the dentist via overnight couriers. In our continuing effort to improve our product and processes and in response to feedback from our dentists, we have recently developed a new tray system that allows for better visibility of the finished veneers prior to their application as well as easier handling by the dentist. This second generation patent pending  tray will further reduce the chair time required for each application and broaden appeal within the dental community. Also currently in development, is a new technology using a fully digital milling machine that will be capable of fabricating our veneers on site at our GlamSmile centers. This technology in conjunction with current technologies developed with SensAble will enable images to be captured one day, electronically transmitted to our lab in China for final design, and transmitted back to the onsite milling machine for next day application by our dentist to the patient. During fiscal year ended March 31, 2011, efforts and important advances were made towards integrating the milling machine hardware onto the SensAble software. The needed protocols, are in a final testing phase and we expect them to become fully operational within the next fiscal year.

Marketing and Distribution

We market our products to the dental professional using our business to business strategies (“B2B”), and we also market our products directly to the consumers in Asia, Europe and the Middle East  using our direct to consumer model (“B2C”).  Our products are sold to dental professionals in 18 countries through distributors.  In addition, pursuant to our distribution agreement with Den-Mat, the GlamSmile product is also sold in the United States and throughout the world with the exception of certain excluded territories as further described under “B2C Market and Distribution-Distribution Agreements.”  We currently sell our products in Asia, Europe and the Middle East  directly to consumers using our direct to consumer model, which includes our GlamSmile Smile Design-Virtual Studio, and GlamSmile Studios.

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

We have begun to market our products through our Smile Consultancy Concept and through the establishment of our GlamSmile Studios in Asia, with a primary focus on China, and Europe.   We currently have an ownership interest in the following Glamsmile Studios:

•
Beijing Glamsmile Studio. Through Glamsmile Asia Ltd. and its subsidiaries we opened a GlamSmile clinic in Beijing, China, during the third calendar quarter of 2009.  The Beijing GlamSmile clinic was the first dental spa to offer pain free cosmetic dentistry in Beijing.

•	Hong Kong Dental Spa. In April 2010, through GlamSmile Asia Ltd. we expanded our business to consumer model in the Asian market by opening a dental spa in Hong Kong.

•	Munich, Germany Glamsmile Studio. In October 2010, through GlamSmile Deutschland GmbH a studio in Munich, Germany was opened.

•	Shanghai Studio. In February 2011, we opened the Shanghai Studio through GlamSmile Asia Ltd.

We intend to continue to look for opportunities to expand the number of GlamSmile Studios in China and Europe and to enter the United States market.

Cosmetic Dentistry Industry

The cosmetic dental industry has expanded into a multi-billion industry as a result of increased awareness of the importance of oral health, high aesthetics, improved dental treatments, and reduced patient discomfort.  An increasingly aging population and rising disposable income have also positively impacted the growth of cosmetic dentistry. Demand for dental products and services are forecasted to remain healthy due to growing incidences of cosmetic treatments and dental implants.  According to a  report published by Koncepts Analytics, the dental industry worldwide was estimated at about $18.8 billion in 2008, dominated by the US, Europe and Japan, which collectively accounted for more than 84% of the global revenue in 2007. The United States Dental Market was nearly $7.6 billion in 2007, projected to grow to almost $8 billion in 2008 and nearly $10 billion by 2013, representing a compound annual growth rate of 4.7%. The American Academy of Cosmetic Dentistry estimates that Americans spend about $2.75 billion each year on cosmetic dentistry. The growth of this market is expected to be highest in the United States and EU where the generation of aging baby boomers can afford these quality but expensive dental procedures. Also expected to be a catalyst for the growth and popularity of cosmetic treatments and implants is the younger generation. Further, emerging technologies will reduce the overall turnaround time for dental procedures while improving efficiency of the dental practitioners. For example, introduction of CAD/CAM has reduced designing time and 3D imaging techniques have improved patient diagnosis and procedure planning. Changing consumer needs and a shift towards cosmetic dentistry will drive the market for high end dental solutions.

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

Accordingly, in Europe, despite significantly slowed economic conditions due to the worldwide economic recession, the four largest European markets reported the following growth rates for total sales of dental products – Germany minus 2%; Italy plus 1.6%; France plus 1.6%; UK plus 10%.

We believe that our GlamSmile products which are affordable in comparison to traditional veneers, pain free, easy to apply, and provide instant results make us uniquely positioned to capitalize on the market trends in Asia, Europe and the United States.

Growth Strategy

Today, our strategic plan is to focus our vertically integrated development, manufacturing and marketing resources on selling our GlamSmile veneers direct to consumers by using all forms of direct response media including the internet, print, radio, television and social network media, to expand our presence in China and Europe.  In our marketing efforts we intend to emphasize the ease, convenience, affordability and dramatic, instant results as demonstrated by before and after photos that are attained as a result of GlamSmile veneers. We will also feature our “Until You Smile” satisfaction guarantee. Using the success formula we experienced in China and Belgium using a "Smile Consultant" to help maintain control of the sales process and close the sale, our distribution will be through both owned and operated Glamsmile Studios as well as affiliations with existing dental practices and partner retail centers in Asia, Europe.

Our current strategic marketing and distribution plan includes a combination of owned and licensed GlamSmile centers depending upon the size and location of the market, with us managing the marketing efforts, patient communications and sales process. We  established two geographic divisions, Asia and Europe , each of which will promote GlamSmile veneer treatments in their respective territories. We plan to establish three types of GlamSmile Centers depending upon market factors and government regulation.

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

•
Licensed Centers. In many markets we will seek to identify and recruit cosmetic dentists that have existing practices and who endorse the GlamSmile veneer products. In these markets, we will contract with dental practices and the Company will recognize revenue through the sale of veneer trays plus marketing and other service fees to be charged to the dentist for services performed by the Company.

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

In order to support and facilitate our growth strategy, it is our intention to restructure our subsidiary companies to better manage our GlamSmile related operations. In conjunction with this restructuring, we intend to have the intellectual property and other assets related to GlamSmile contributed to a new entity to be formed to be called GlamSmile Worldwide. New entities would also be created called GlamSmile Asia and GlamSmile Europe, each with licensed rights to use and exploit the GlamSmile technology in their respective territories.

B2B Market and Distribution

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

Consistent with our strategic dealer-assisted marketing approach, in August 2008, we appointed Den-Mat, a global aesthetic dental industry leader since 1974, to be the sole and exclusive distributor to market, license and sell our GlamSmile tray technology for their Lumineers product line throughout the world excluding Chin] , most of Western Europe, parts the Middle East and other parts of Asia and licensed our technology for use by Den-Mat in their own manufacturing processes.

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

Research and Development

Our research and development expenses increased $158,049 to $429,244 for the year ended March 31, 2011 as compared to $271,195 for the year ended March 31, 2010, an increase of 58.3%.  Research and development expenses have increased primarily because of our work with respect to the integration of the SensAble technology with the milling machine, and the development of a new silicon based product used to reduce new and old scars ( RemeScar ™) by our OTC division.

We believe that the protocol’s required for integration with the SensAble technology with the milling machine are almost complete and once complete, we will be able to produce our veneers remotely, automatically and with minimal manual labor. We plan to have the final protocols in place during the course of the next twelve months.

We anticipate that our research and development costs will decrease over the next fiscal year since the RemeScar product is in its production phase and ready to be launched into the markets and because we believe that the integration of the SensAble technology in the milling machine is almost complete.

Intellectual Property

GlamSmile.  We have filed a patent application related to the design and manufacturing process of the GlamSmile product in the European Union on March 2, 2003 and  the United States on December 20, 2007. The patent applications are pending as of March 31, 2011.    We also have  international trademark registration for GlamSmile in the United States until August 16, 2017 and in the  European Union until April 6, 2017. In addition, we have secured the domain name www.glamsmile.com as well as other related internet domains in our targeted markets. We also have ongoing research and development efforts to improve and expand our current technology and to develop new dental products.   We intend to continue to apply for patents when we believe it is in our interest to do so and as advised by patent counsel.  We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business.  Certain of our key employees and consultants are required to enter into confidentiality and/or non-competition agreements to protect our confidential information.

Teeth Whitening Patents.  In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products, which consists of a patent related to a heated dental tray which expires on February 8, 2019 and a  patent related to device for heating the teeth and uses therefor which expires on February 23, 2021. Pursuant to the terms of the license agreement, the Company was granted an exclusive, perpetual license to manufacture, market, distribute and sell the products on the US market contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period.    The license agreement contemplated the  launch of the product in the United States and provided for payment of royalties on those sales.  The launch of the product in the United States was unsuccessful and as a result, the product was taken from the United States market.  The Company failed to make payments to the Licensor of at least $100,000 USD per year, consequently all rights to the patents reverted to the licensor effective March 31, 2006.  Accordingly, the patents have been written off as of March 31, 2011.

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which was paid by the Company in September 2005 and the remaining €25,000 is to be paid upon the Company’s first shipment of a product covered by the patent. As of March 31, 2011 the Company has not yet received the final Product and therefore, $35,433 (€25,000) has been written off during the year ended March 31, 2011. Further, the patent has been completely amortized over five (5) years and accordingly, the Company has recorded $118,840 of accumulated amortization for this patent as of March 31, 2011.

Major Customers

At March 31, 2011 five customers accounted for a total of  61% of the Company’s trade accounts receivable and one of those customers accounted for 24.6% of total accounts receivable.  At March 31, 2010 four customers accounted for a total of 12.2%, 10.6%, 9.4% and 6.7% of the Company’s trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Competition

GlamSmile.  Our competition consists of both alternative procedures that can be performed to achieve in part the results that would be achieved through a GlamSmile procedure, as well as competition from dentists not within the GlamSmile network who provide veneer procedures. With regard to alternative procedures, options available to the consumer include various whitening procedures, dental implants, dental bonding and dental caps. With the exception of whitening procedures, which for the most part cannot address many of the dental issues solved by GlamSmile veneers, the remaining alternatives all involve more cost, more patient discomfort and more time to complete. There are many dental practitioners that perform traditional veneer procedures. In most cases, traditional veneers will also be significantly more costly then GlamSmile veneers and require the dentist to remove more of the existing tooth material as well as requiring multiple patient visits to complete. That said, there will be existing practitioners that believe they can attain more customized results with the individual veneer approach as opposed to the GlamSmile tray approach and may be reluctant to offer our less costly procedure. To the best of our knowledge, GlamSmile will be “first to market” with respect to a direct to consumer advertising and promotion campaign for veneers anywhere which should enable us to capture market share in what we believe will be a rapidly growing market. Further, we have filed for patents on our proprietary tray delivery systems and have developed years of knowhow relating to treating patients with the multiple veneer approach. However, new technologies are continue to be developed and new processes could be designed that would not violate our patents and result in similar solutions that could compete with GlamSmile products. Because we are uniquely positioned to have the ability to control the entire process from manufacturing to marketing to distribution, we believe it is feasible for us to  have complete control and flexibility to maximize margins and respond aggressively to any competitive situation.

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

International sales of medical devices are also subject to the regulatory requirements of each country.  In Europe, the regulations of the European Union require that a device have a CE Mark, a mark that indicates conformance with European Union laws and regulations before it can be sold in that market.  In China, the State Food and Drug Administration (“SFDA”)  is the agency primarily responsible for regulating medical devices.  The regulatory international review process varies from country to country.  We previously relied upon our distributors and sales representatives in the foreign countries in which we market our products to ensure we comply with the regulatory laws of such countries; however, during the year ended March 31, 2006 we expanded our own Research and Development personnel to enable us to provide greater assistance and play a more proactive role in obtaining local regulatory approvals, especially in Europe.  We currently have an in-office regulatory affairs representative who is responsible for coordinating local and international approvals as well as our ISO:9001 and ISO:13485 (medical device).  In China, we continue to rely on our distributors and strategic partners to ensure compliance with regulatory laws of China.

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

Dental Practice

Dental practices are subject to local and national regulations worldwide.  Although the laws and regulations for operating a dental practice and engaging in dental services vary from country to country, in general our dental studios require a health license and a business license.  In addition, the dentists providing services in the dental studios are also required to be licensed to practice.

While the Company believes it is in substantial compliance with the laws and regulations which regulate its business, and that it possesses all the licenses required in the conduct of its business, the failure to comply with any of those laws or regulations, or the imposition of new laws or regulations could negatively impact the Company’s business.

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

Employees

We currently retain 20 full-time employees in Belgium.   We currently have one employee, Mr. Stephen Ross, our Chief Financial Officer, located in the United States.  Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Accounting Officer.  We have no other employment agreements with our executive officers.

Financial Information About Geographic Areas

Refer to Note 20, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

Other Information

Our Internet address is www.remedent.com.  We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.

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

With the exception of a small profit of $16,149 on revenue of $5,234,855 for the fiscal year ended March 31, 2004, we have had a history of substantial losses.  Our losses were $1,547,175 on revenues of $12,581,708 for the year ended March 31, 2011 and $2,349,915 on revenues of $8,247,940 for the year ended March 31, 2010.  We expect to continue to incur increasing cost of revenues, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there is no assurance that we will be able to achieve or sustain profitability.

Substantially all of our assets are secured under a credit facility with BNP Paribas Fortis Bank, a bank located outside of the United States, and in the event of default under the credit facility we may lose all of our assets.

The Company has a mixed-use line of credit facility with BNP Paribas Fortis, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V. and Sylphar N.V.   On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V and Sylphar NV are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2011 and March 31, 2010, Remedent N.V. and Sylphar N.V. had in aggregate, $2,160,674 and $674,600 in advances outstanding, respectively, under the mixed-use line of credit facilities. Although we are current in our obligations under this Facility, in the event of a default under this Facility we may lose our assets.  In addition, our Facility currently provide the Company with cash  to accelerate our expansion plan to open new GlamSmile Studios.  Accordingly,  without the availability of funds from our Facility, or alternative source of funding, it would take us longer to open  new Studios.

We depend on strategic relationships with third parties for sales and marketing performance and revenues in the People’s Republic of China and certain territories in North America,  and failure to maintain these relationships, poor performance by these companies or disputes with these companies could negatively impact our business.

We rely on significant strategic relationships with third parties, for our sales and marketing performance in certain territories. These include collaborations with Den-Mat and strategic partners in China for our dental studios.  Reliance on collaborative relationships poses a number of risks, including the risk that:

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

Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenues from products will most likely decline.

We may not have access to capital in the future as a result of disruptions in capital and credit markets.

Although we currently have additional credit available under our Facility with BNP Paribas Fortis Bank, we may not be able to access our funds in the future.  Our access to the funds under our current credit facility with BNP Paribas Fortis Bank is dependent on the ability of the financial institution that is party to the facility to meet its funding commitments. BNP Paribas Fortis Bank may not be able to meet its funding commitments if it experiences shortages of capital and liquidity or if it experiences excessive volumes of borrowing requests within a short period of time. Moreover, longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could affect adversely our access to the liquidity needed for our business in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. The disruptions in the capital and credit markets have also resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities. The continuation of these disruptions would increase our interest expense and capital costs and could affect adversely our results of operations and financial position including our ability to grow our business through acquisitions.

We have obtained loans from third parties recently and anticipate that we will need additional capital during the next twelve months.  In addition, if we are unable to secure additional financing to meet our future capital this will have adverse effects on our financial condition.

We recently obtained a secured short-term loan for $400,000 from an unrelated third party in order to finance the expansion  of new our GlamSmile studios in Europe.  In addition, on June 3, 2011, we obtained another long term loan for $1,000,000 loan from an unrelated party in order to support and finance the expansion of new GlamSmile Studios in Mainland China.  These loans are secured by certain assets we own and in the event of default, the lenders will have a right to the collateral granted to them under the loan agreements and we will lose our ownership interest in the assets.  A loss of our collateral will have material adverse effect on our Asia operations, our business and financial condition.

In addition, we anticipate needing significant capital to introduce new products, further develop our existing products, increase awareness of our brand names and expand our operating and management infrastructure as we grow sales in Europe, Asia and South America and  launch sales and distribution activities in the United States.  We may use capital more rapidly than currently anticipated and incur higher operating expenses and generate lower revenue than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs.  We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, such as the debt covenants under our secured credit facility, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our results of operations may be adversely impacted by currency fluctuations.

We currently have operations in Belgium and have product sales in Europe, the Middle East, South America and Asia.  A significant portion of our revenue is in currencies other than United States dollars, including Euros, Hong Kong dollar and the Chinese Renminbi (“RMB”).  Because our financial statements are reported in United States dollars, fluctuations in Euros, Hong Kong dollar and RMB against the United States dollar may cause us to recognize foreign currency transaction gains and losses, which may be material to our operations and impact our reported financial condition and results of operations

Substantially all of our assets and our operations are located outside of the United States, a significant number of sales  are generated outside of the United States subjecting us to risks associated with international operations.

Our operations are primarily in Europe and Asia and 82% of our sales for the fiscal year ended March 31, 2011 were generated from customers outside of the United States, compared to 64% of our sales for the fiscal year ended March 31, 2010. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE Mark, a mark that indicates conformance with European Union laws and regulations before it can be sold in that market. In China, the SFDA requires registration of medical devices. The regulatory international review process varies from country to country. We rely upon our distributors, sales representatives and strategic partners in the foreign countries in which we market our products to ensure we comply with the regulatory laws of such countries. Failure to comply with the laws of such country will have a material adverse effect on our operations and, at the very least, could prevent us from continuing to sell products in such countries.

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

We operate in a highly competitive environment. There are numerous well-established companies and smaller entrepreneurial companies  with significant resources who are developing and marketing products and services that will compete with our products.  In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources.  These resources may make it difficult for us to compete with them in the development and marketing of our products, which could harm our business.

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

Our success will depend in large part on our ability to successfully market our line of products. Although we intend to differentiate our products from our competitors by targeting different channels of distribution, no assurances can be given that we will be able to successfully market our products or achieve consumer acceptance.  Moreover, failure to successfully develop, manufacture and commercialize our products on a timely and cost-effective basis will have a material adverse effect on our ability to compete in our targeted market segments.  In addition, medical and dental insurance policies generally do not cover teeth whitening or other cosmetic dental procedures, including our products, which may have an adverse impact upon the market acceptance of our products.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

To the extent that we operate outside the United States, we are subject to the Foreign Corrupt Practices Act (the “FCPA”) which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that we violated the FCPA could result in sanctions that could have a material adverse effect on our business.

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

We have been experiencing significant growth in the scope of our operations, including the launch of our retail direct to consumer business model in Asia through strategic partnerships.  This growth has placed significant demands on our management as well as our financial and operational resources.  In order to achieve our business objectives, we anticipate that we will need to continue to grow.  If this growth occurs, it will continue to place additional significant demands on our management and our financial and operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls.  We have been distributing our products primarily in Europe and we have recently launched sales and distribution in the United States and Asia, this expansion could further increase the challenges involved in implementing appropriate operational and financial systems, expanding manufacturing capacity and scaling up production, expanding our sales and marketing infrastructure and capabilities and providing adequate training and supervision to maintain high quality standards.  The main challenge associated with our growth has been, and we believe will continue to be, our ability to recruit and integrate skilled sales, manufacturing and management personnel.  Our inability to scale our business appropriately or otherwise adapt to growth would cause our business, financial condition and results of operations to suffer.

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

As of  June 20, 2011, our present directors and executive officers, and their respective affiliates beneficially owned approximately 29% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

We have a substantial number of shares authorized but not yet issued.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Our Board of Directors has the authority to issue additional shares of common stock and preferred stock and to issue options and warrants to purchase shares of our common stock and preferred stock without stockholder approval.  Future issuance of common stock and preferred stock could be at values substantially below current market prices and therefore could represent further substantial dilution to our stockholders.  In addition, the Board could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

We lease our 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,378 per month ($10,457 per month at March 31, 2011).

We lease a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008. Additionally, to support and house our Research and Development Division, as of October 15, 2009, an additional 2,290 square feet are being leased from the same unrelated party from which we lease out sales and marketing division, at a base rent of €5,031 per month for the total location ($7,130 per month at March 31, 2011).

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2009	$0.94	$0.40
Quarter ended September 30, 2009	$0.65	$0.42
Quarter ended December 31, 2009	$0.55	$0.20
Quarter ended March 31, 2010	$0.51	$0.25
Quarter ended June 30, 2010	$0.40	$0.30
Quarter ended September 30, 2010	$0.40	$0.24
Quarter ended December 31, 2010	$0.60	$0.25
Quarter ended March 31, 2011	$0.75	$0.31

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 6, 2011, the number of stockholders of record was approximately 188, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2011, we had three equity compensation plans approved by our stockholders (1) our Incentive and Nonstatutory Stock Option Plan enacted in 2001 (the “2001 Plan”), (2) our 2004 Incentive and Nonstatutory Stock Option Plan (the “2004 Plan”); and (3) our 2007 Equity Incentive Plan (the “2007 Plan”). Our stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, our stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, our stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by our stockholders, we have issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by us.

The following table provides aggregate information as of March 31, 2011 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2009	250,000	1.20	$668,166	0.89	$1,000,000	1.15	$150,000	$1.75
Granted	—	—	—	—	—	—	200,000	.39
Exercised	—	—	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—	—	—
Options outstanding, March 31, 2010	250,000	1.20	668,166	0.89	1,000,000	1.15	350,000	.97
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Cancelled or expired	—	—	(110,666)	4.00	—	—	—	—
Options outstanding, March 31, 2011	250,000	1.20	557,500	0.89	1,000,000	1.15	350,000	.97
Options exercisable March 31, 2011	240,833	1.20	557,500	1.65	931,665	1.04	316,666	.70
Exercise price range	$0.50 - $2.39		$0.50 - $2.46		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	1.8 years		6 years		7.1 years		4.5 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,807,500	$1.15	242,500
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,627,500	$1.09	242,500

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

Recent Developments

On March 25, 2011, we entered into a Loan Agreement (the “Loan Agreement”) with Abraham Taff (“Mr. Taff”), pursuant to which the Company borrowed $400,000 from Mr. Taff in exchange for a secured  promissory note (“Promissory Note”)  issued in the name of Mr. Taff for a total repayment amount of $500,000 (“Repayment Amount”).  The Repayment Amount is due on or by December 31, 2011 (the “Maturity Date”) and represents the total and only indebtedness due to Mr. Taff under and in connection with the Promissory Note ( which includes all interest, fees, liquidated damages, liabilities, obligation, debt, costs and expenses due to Mr. Taff  by the Company).  As set forth in the Security Agreement entered into  by the Company and Mr. Taff concurrently with the execution of the Loan Agreement (“Security Agreement”), the Repayment Amount is secured by Company’s  right, title or interest in the payment in the aggregate amount of $500,000, due to the  Company by Den-Mat Holdings, LLC (“Den-Mat”) on  December 31, 2011 pursuant to  Section 2.3(f) of that certain Amendment No. 1 to First Fit Crown Distribution and License Agreement made as of February 16, 2010, by and among Company,  Remedent N.V., a Belgian corporation  and Den-Mat.  We intend to use the proceeds of the loan primarily to open two new GlamSmile studios in Europe during the fiscal year ending March 31, 2012.

On June 3, 2011, we obtained a secured loan in the principal amount of $1,000,000 (the “Loan”) from Asia Best Healthcare Co. Ltd., a corporation organized and existing under the laws of the Cayman (“Asia Best”).  In connection with the Loan, the Company issued a secured promissory note, with a simple interest rate of 5% per annum to Asia Best (“Note”).  The maturity date of the Note is June 3, 2014 (“Maturity Date”). The Loan was secured by certain assets of the Company pursuant to the terms of a certain Pledge and Security Agreement dated June 3, 2011 entered into by and between the Company and Asia Best (“Security Agreement”).  Pursuant to the terms of the Security Agreement, in the event the Company fails to repay the obligations under the Note, Asia Best, as the secured party, will have a right to exercise all rights and remedies granted to it in connection with the collateral.   Except for the loan relationship as described, there is no other material relationship between the Company or its affiliates and Asia Best.  We intend to use the proceeds of the loan primarily to open new GlamSmile studios in China during the fiscal year ending March 31, 2012.

During the fiscal year ended March 31, 2011, through strategic partnerships we opened a new Glamsmile Studio in Shanghai, China and Munich, Germany.  In addition, our OTC business developed a new silicon based product used to reduce old and new scars, the RemeScar.  The RemeScar products is currently under production and  it is anticipated that the launch will be during the next fiscal  quarter  ended June 30, 2011.

Financial Results and Trends

Revenue increased by approximately 52.5% to $12,581,708 in the year ended March 31, 2011 as compared to $8,247,940 in the year ended March 31, 2010.  In fiscal 2011, we experienced growth in revenues as a result increased sales in all of our markets, primarily Asia.

Our net loss attributable to our stockholders was $(0.08) for fiscal 2011 and $(0.12) for fiscal 2010. Our net income for fiscal 2011 was negatively impacted by an impairment loss of $750,000 for Soca Networks Singapore (“Soca”), an investment made in a production facility to produce our GlamSmile Veneers. In December 2007, we agreed to  purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price was advanced $375,000 to Soca as a down payment, pending completion of the agreement terms.  The balance of $375,000 cash was paid to Soca in March of 2008.  Finalization of the 20% acquisition was dependent upon completion of a Vietnamese production facility and commencement of operations.  To date, the anticipated deadlines for completion of the construction facility, and finalization of our agreement with Soca have not been met.  Management believes that the $750,000 advance will be recoverable against production costs in the future, but the timeframe for the recovery cannot be predicted with any certainty.  As a result, we have determined that a 100% impairment allowance as at March 31, 2011 was appropriate.

In addition our net income was also negatively impacted by the write off costs relating to  two teeth whitening patents and royalty payment under the license agreement with an inventor in 2004.  The license agreement contemplated the launching of the product in the United States and provided for payment of royalties on those such sales.  The launch of the product in the United States was unsuccessful and as a result, the product was taken from the market in the United States.  Because we failed to make payments to the licensor of at least $100,000 per year, all rights to the patents reverted to the licensor effective March 31, 2006.  Accordingly, the patents have been written off as of March 31, 2011.

In addition our net income was also negatively impacted by the write off costs relating to the Universal Applicator Patent. The Company and the patent holder agreed that the Company would pay € 50.000 for the use of the Patent, payable in two payments; € 25.000 as prepaid Royalty at the signing of the agreement and € 25.000 at the moment of the first shipment of the product covered by the patent. In September 2005, the company prepaid € 25,000 as a prepaid royalty fee, as agreed in the contract. As of March 31, 2011 the Company has not yet received the final Product and therefore, $35,433 (€25,000) has been written off during the year ended March 31, 2011, as the Company did change its strategy over time and is now more focused on the Veneer market. A recovery of the prepaid royalty fee cannot be predicted with any certainty and as such we have determined to write off these costs for such amount.

Critical Accounting Estimates

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

Revenues from product sales are recognized when the product is shipped and title and risk of loss has passed to the customer, typically upon delivery and when the quantity and price is fixed and determinable, and when collectability is reasonable assured.

Upfront fees are recognized upon the date of the agreement (i.e. point of sale) because they relate solely to the sale of territories (that are sold in perpetuity), are non-refundable, and are not contingent upon additional deliverables.

We have evaluated all deliverables in our contracts (per ASC 605-25-5) ((a) territory & (b) manufacturing/marketing training & development fees) and determined that they are separate, as follows:

•	Both (a) & (b) have value to our customers on a standalone basis and can be sold by our customers separately.

•	Delivery or performance of the undelivered item or items is considered probable and substantially in our control.

Our development fees/milestone payments are recognized in accordance with the Milestone Method pursuant to FASB ASC 605.   Revenues from milestones related to an arrangement under which we have continuing performance obligations i.e. specifically scheduled training and development activities, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: (a) the milestone is non-refundable; (b) achievement of the milestone was not reasonably assured at the inception of the arrangement; (c) substantive effort is involved to achieve the milestone; and (d) the amount of the milestone appears reasonable in relation to the effort expended. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as we complete our performance obligations.

We receive royalty revenues under license agreements with third parties that sell products based on technology developed by us or to which we have rights. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record these revenues as earned monthly, based on reports from our licensees.

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

Non-Controlling Interest

We adopted ASC Topic 810 Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 as of April 1, 2009. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC Topic 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. The adoption of ASC Topic 810 impacted the presentation of our consolidated financial position, results of operations and cash flows.

Research and Development Costs

We expense research and development costs as incurred.

Inventories

We purchase certain of our products in components that require assembly prior to shipment to customers. All other products are purchased as finished goods ready to ship to customers.

We write down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $130,407 at March 31, 2011 and $82,335 at March 31, 2010

Patents

Patents consist of the costs incurred to purchase patent rights and are reported net of accumulated amortization. Patents are amortized using the straight-line method over a period based on their contractual lives.

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiaries, Remedent N.V. and Sylphar N.V., is the Euro, for Sylphar Asia Pte Ltd. the Singapore Dollar and for Glamsmile Asia Ltd. and its subsidiaries, is the Hong Kong dollar and the Chinese RMB for China Mainland. Finally, the functional currency for Remedent Professional, Inc. is the U.S. dollar. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners., including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Our  only component of other comprehensive income is the accumulated foreign currency translation consisting of gains and (losses) of $(184,890) and $(9,464) for the years ended March 31, 2011 and 2010, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

For the year ended March 31, 2011, equity compensation in the form of stock options and grants of restricted stock totaled $113,682. For the year ended March 31, 2010, equity compensation in the form of stock options and grants of restricted stock totaled $467,908.

Recently Issued Accounting Pronouncements

Recently Adopted

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. The ASU 2010-06 amends ASC 820 and requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. These changes also clarify existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted this statement as of January 1, 2010. The required disclosures are included in Note 22. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.

Not Yet Adopted

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning April 1, 2011.  The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements – a consensus of the FASB Emerging Issues Task Force, which changes the accounting model for revenue arrangements that include both tangible products and software elements. This new guidance removes from the scope of the software revenue recognition guidance in ASC 985-605, Software Revenue Recognition, those tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. In addition, this guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance as well as provides further guidance on determining which software, if any, relating to the tangible product also would be excluded from the scope of software revenue recognition guidance. The guidance further identifies specific factors in determining whether the tangible product contains software that works together with the non-software components of the tangible product to deliver the tangible product’s essential functions. Guidance is also provided on how a vendor should allocate arrangement consideration to deliverables in an arrangement containing both tangible products and software. The disclosures mandated in ASU 2009-13 are also required by this new guidance. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning April 1, 2011. The Company has evaluated the adoption of this guidance and it is not expected to have a material impact on the Company’s consolidated financial statements.

In April 1010, the FASB issued ASU 2010-17,” Revenue Recognition – Milestone Method”. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. ASU 2010-17 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning April 1, 2011.  The Company has evaluated the adoption of this guidance and it is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances, and settlements. The updated guidance was effective for the Company beginning in the fourth quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 reconciliation, which are effective for the Company beginning in the first quarter of fiscal year 2012. As this guidance only requires additional disclosures, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. Refer to Note 22 of the Company’s consolidated financial statements for additional information on Levels 1, 2, and 3.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2011 and 2010

Comparative details of results of operations for the years ended March 31, 2011 and 2010 as a percentage of sales are as follows:

	2011	2010
NET SALES	100.00%	100.00%
COST OF SALES	31.38%	52.41%
GROSS PROFIT	68.62%	47.59%
OPERATING EXPENSES
Research and development	3.41%	3.29%
Sales and marketing	17.65%	16.40%
General and administrative	39.53%	54.85%
Depreciation and amortization	6.20%	8.81%
TOTAL OPERATING EXPENSES	66.79%	83.35%
INCOME (LOSS) FROM OPERATIONS	1.84%	(35.76)%
Other income (expense)	(6.76)%	(2.05)%
INCOME (LOSS) BEFORE INCOME TAXES & NON-CONTROLLING INTEREST	(4.93)%	(37.81)%
Income tax expense	(1.75)%	(0.17)%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(6.68)%	(37.98)%
NON-CONTROLLING INTEREST	5.62%	(9.49)%
NET LOSS	(12.30)%	(28.49)%

Net Sales

Net sales increased by approximately 52.50% to $12,581,708 in the year ended March 31, 2011 as compared to $8,247,940 in the year ended March 31, 2010.  The increase in sales is primarily due to increased sales of our GlamSmile veneers and OTC products in Asia and Europe.

Cost of Sales

Cost of sales decreased approximately 8.7% to $3,947,699 in the year ended March 31, 2011 as compared to $4,322,680 in the year ended March 31, 2010.  Cost of sales as a percentage of sales has decreased because of reduced production costs of our veneer product and a non recurring settlement for returning goods from a large OTC customer which took place during the year ended March 31, 2010.

Gross Profit

Our gross profit increased by $4,708,749 or 120.0%, to $8,634,009 for the fiscal year ended March 31, 2011 as compared to $3,925,260 for the year ended March 31, 2010 as a result of increased sales.  Our gross profit as a percentage of sales increased from approximately 47.6% in the year ended March 31, 2010 to 68.6% for the year ended March 31, 2011. The increase in gross profit is the result of our directs sales in our Asian facilities which  resulted in  higher margins. Also, the launch of new higher margin OTC products had a positive impact upon our gross profit.

Operating Expenses

Research and Development.  Our research and development expenses increased $158,049 to $429,244 for the year ended March 31, 2011 as compared to $271,195 for the year ended March 31, 2010, an increase of 58.3%.  Research and development expenses have increased primarily because of our work with respect to the integration of the SensAble technology with our milling machine, and the development of a new silicone based OTC product used to visibly reduce both old and new scars, RemeScar by our OTC division.

Sales and marketing costs.  Our sales and marketing costs increased $868,426 to $2,220,686 or 64.2% for the year ended March 31, 2011 as compared to $1,352,260 for the year ended March 31, 2010.  The increase is largely due to our new Asian GlamSmile Sales Facilities.

General and administrative costs.  Our general and administrative costs for the year ended March 31, 2011 and 2010 were $4,972,982 and $4,524,324 respectively, representing an increase of $448,658 or 9.9%.  The increase in general and administrative costs as compared to the prior year primarily as a result of costs associated with our Asian GlamSmile Sales Facilities.

Depreciation and amortization.  Our depreciation and amortization increased $53,384 or 7.3%, to $779,883 for the year ended March 31, 2011 as compared to $726,499 for the year ended March 31, 2010. The increase  is largely due to the investments made during the year for optimizing the existing Asian GlamSmile production facility and the new opened GlamSmile Studios

Net interest expense.  Our net interest expense was $100,946 for the year ended March 31, 2011 as compared to $1,120 for the year ended March 31, 2010, an increase of $99,826 or 8,913%. Interest expense has increased primarily because of increased utilization of our available bank credit line.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2011 reflects cash and cash equivalents of $1,662,520 as compared to $613,466 as of March 31, 2010, an increase of $1,049,054.  Net cash used by operations was $135,226 for the year ended March 31, 2011 as compared to net cash provided by operations of $232,885 for the year ended March 31, 2010, a decrease year over year of $368,111 in cash used by operations.  The increase in net cash used by operations for the year ended March 31, 2011 versus the year ended March 31, 2010 is primarily as a result of our success in the Asian market, combined with the success of our newly launched OTC products, which have been and continue to be very well received.

As of March 31, 2011, there has been no indication of a trend of increased doubtful accounts or slower payments.  As a result, at this time, we do not anticipate increased reserves.

Investing Activities

Net cash used by investing activities was $533,001 for the year ended March 31, 2011 as compared to net cash used by investing activities of $1,476,287 for the year ended March 31, 2010. Cash used in investing activities in the year ended March 31, 2011 was primarily for optimizing our Asian production facility and investments made in our new opened GlamSmile Studios in Asia and Europe.

Financing Activities

Net cash provided by financing activities totaled $1,702,939 for the year ended March 31, 2011 as compared to net cash provided by financing activities of $14,400 for the year ended March 31, 2010. Net cash provided from financing activities in the year ended March 31, 2011 was higher than in the year ended March 31, 2010 primarily because we received a $400,000 short term loan and because we used $1,486,074 in financing from our line of  credit.  Financing activities were offset by a net repayment of long term debt of $183,135. We did not complete any private placements in either 2011 or 2010.

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and €1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V and Sylphar NV are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2011 and March 31, 2010, Remedent N.V. and Sylphar N.V. had in aggregate, $2,160,674 and $674,600 in advances outstanding, respectively, under the mixed-use line of credit facilities.

During the years ended March 31, 2011 and March 31, 2010, we recognized an increase/(decrease) in cash and cash equivalents of $14,342 and $35,197, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2011, we had current assets of $7,354,170 compared to $4,502,576 at March 31, 2010. This increase of $2,851,594 was due to an increase in cash of $1,049,054, an increase in accounts receivable of $1,957,720,  and an increase in inventories of $2,354, offset by a decrease in prepaid expenses of $157,534.

Current liabilities at March 31, 2011 of $6,316,358 were $2,733,565 greater than current liabilities as at March 31, 2010 which was $3,582,793.  The increase was primarily as result of an increase in our line of credit by $1,486,074, an increase in short term debt of $400,000, and an increase in accrued liabilities of $764,612, an increase in deferred revenue of $475,250, offset by a decrease in the current portion of our long term debt, accounts payable and due to related parties of $30,810, $188,431 and $173,130 respectively.

As discussed in this Report, we anticipate that  we will need to raise additional funds to satisfy our work capital requirements and implement our business strategy to expand our direct to consumer business model.  We intend to continue to look for opportunities to expand the number of GlamSmile Studios in China and Europe.  In addition, we anticipate on opening two new studios in Europe, and  additional studios in China through strategic alliances and joint ventures during this fiscal year.  In the event we are unable to raise additional funds, we may draw funds from the balance remaining on our credit facility or may have to postpone our expansion plans to establish additional dental studios in Europe and China.

Off-Balance Sheet Arrangements

At March 31, 2011, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective at these reasonable assurance levels.

(b)           Management’s Report on Internal Control over Financial Reporting

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

As of March 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2011 based on the COSO criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent  rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person	Age	Position
Guy De Vreese	56	Chairman, Chief Executive Officer
Stephen Ross	52	Chief Financial Officer, Director, Secretary
Fred Kolsteeg	68	Director
Philippe Van Acker	46	Director, Chief Accounting Officer

Biographies

Guy De Vreese, Chairman.  From April 1, 2002, Mr. De Vreese has served as our Chairman of the Board.  Effective upon Mr. List’s resignation as Chief Executive Officer, on December 10, 2008 Mr. De Vreese became our Chief Executive Officer.  From June 2001 Mr. De Vreese has also served as President of Remedent N.V. and he has served as President of DMDS, Ltd., a European subsidiary of Dental & Medical Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment.  In August 1996, Mr. De Vreese founded DMD N.V., a Belgian company that was the independent European distributor for DMDS products and was its Chief Executive Officer until DMD purchased its distribution rights in April 1998.  Mr. De Vreese later worked as CEO from 1996 through February 1999 for Lident, N.V., a Belgian company that merged with DMD and specialized in digital photography and developer of imaging software.  Mr. De Vreese also served as a consultant providing services to DMDS, Ltd. from February 1999 to June 2001.  Mr. De Vreese resides in Belgium. Mr. De Vreese’s years of experience in the dental industry  provides us with invaluable industry contacts and know-how, in addition to special insight into our customers’ needs and requirements. In addition, Mr. De Vreese’s extensive experience in our industry, commitment to research and development of innovative dental products, and in-depth knowledge of our company gained by serving as our CEO provide valuable insights for our Board.  The Board believes that Mr. De Vreese demonstrated leadership abilities and business judgment, provide an important leadership element to our Board

Stephen Ross, Director, Chief Financial Officer, Secretary.  Mr. Ross has served as our director since August 2001 and as our Secretary since April 2002.  He also served as our Chief Financial Officer from August 2001 until March 2005.  He was reappointed as Chief Financial Officer, effective December 18, 2008.  From February 1998 through January 2001, Mr. Ross was CFO of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment and declared bankruptcy in July 2001.  Commencing in 1996 and terminating February 1998, Mr. Ross served as a senior management consultant with Kibel and Green, a corporate restructuring and management firm.  Prior to working for Kibel and Green, Mr. Ross served as CFO and co-founder of a personal care company, and as tax manager with an accounting firm.  Mr. Ross resides in Los Angeles, California. Our Board believes that  Mr. Ross’ financial background, relevant expertise in our industry and knowledge of our company gained by serving as our CFO provide special insight and perspective for our Board. Our Board believes that Mr. Ross’ leadership and management experience at multiple companies enables him to provide our Board with critical perspectives on issues important to our business. In addition, our Board believes that our CFO should serve on the Board of Directors to facilitate direct access and open communication on issues relating to internal controls over financial reporting.

Fred Kolsteeg, Director.  Mr. Kolsteeg has served as a director of the Company since April 2002.  Since 1996, Mr. Kolsteeg has served as the president of WAVE Communications, a Dutch based advertising agency.  Prior to founding WAVE in 1996, he founded several other advertising agencies such as ARA, Team and Team Saatchi.  Mr. Kolsteeg has also worked at Phillips and Intermarco Publicis.  Mr. Kolsteeg resides in Holland. Mr. Kolsteeg  has experience managing operations and finance for multiple businesses. Our Board believes that this experience, adds valuable perspectives and he is an “audit committee financial expert” as defined in SEC rules.

Philippe Van Acker, Director, Chief Accounting Officer.  Mr. Van Acker was appointed as our Chief Financial Officer as of March 30, 2005.  Effective December 18, 2008, Mr. Van Acker resigned as Chief Financial Officer and became our Chief Accounting Officer as well as assuming a position on the Board of Directors.  From July 2001 to March 30, 2005, Mr. Van Acker has served as a director of our subsidiary, Remedent N.V. where he has also served as financial controller.  From 1999 to 2001, Mr. Van Acker served as Director of Finance for DMDS, Ltd., a European subsidiary of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment.  From 1992 to 1999, Mr. Van Acker held various positions with Pfizer Medical Technology Group.  Mr. Van Acker resides in Belgium.  Mr. Van Acker’s executive management experience and extensive background in finance and investment matters provide important contributions and critical insight to our Board.  The Board believes that Mr. Van Acker’s financial background  and understanding of the dental industry and our business bring perspectives beneficial to the Board as the company seeks to expand its presence in Europe and China.

Legal Proceedings

None of our directors or executive officers were involved in a legal proceeding during the past ten years which are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company and required to be disclosed under Item 401(f) of Regulation S-K.

Director Committees and Director Independence

The Company does not have a separate compensation, nominating or audit committee.  The Board of Directors has determined that Mr. Kolsteeg is  “independent,” as independence is defined in the listing standards for the Nasdaq Stock Market.  Accordingly, we have one director who is “independent.”

Board Leadership Structure and Role in Risk Oversight

The Board does not have a policy as to whether the roles of our Chairman and Chief Executive Officer should be separate. Instead, the Board makes this determination based on what best serves the our Company’s needs at any given time.   Currently, Mr. De Vreese holds the positions of Chairman and Chief Executive Officer of our Company. and the Board has one independent director. The Board may decide to separate the positions of Chairman and Chief Executive Officer in the future if the Board believes it is in the best interest of the Company and our stockholders.

The Board believes that effective board leadership is highly dependent on the experience, skills and personal interaction between persons in leadership roles.  The Company believes that having one person, particularly Mr. De Vreese  with his extensive knowledge of the industry and executive management experience, his extensive knowledge of the operations of the Company and his own commitment to innovation and strategic thinking, serve as both Chief Executive Officer and Chairman is the best leadership structure for the Company because it demonstrates to our employees, customers and stockholders that the Company is under strong leadership, with a single person setting the tone and having primary responsibility for managing the Company’s operations. Accordingly, with significant input from our Board, Mr. De Vreese sets the strategic direction for our Company and provides daily leadership and guidance to our managements and employees.  In addition, this unity of leadership promotes strategy development and execution, timely decision-making and effective management of Company resources.  The Company believes that it has been well-served by this structure.

In its governance role, and particularly in exercising its duty of care and diligence, the Board is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the company’s assets and business.  Our Board has broad and ultimate oversight responsibility for our risk management processes and programs and executive management is responsible for the day-to-day evaluation and management of risks to the company.

Audit Committee Financial Expert

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, our entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition,  our Board of Directors has not made a determination as to whether a director on the Board meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. We continue to seek  candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one. Due to our small size and limited resources, it has been difficult to recruit outside directors and financial experts, especially due to the fact that we do not have directors and officer’s liability insurance to offer suitable candidates.

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

Code of Ethics

We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. A copy of our Code of Ethics is available to any stockholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings,  we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2011, were timely filed.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation

Our Board of Directors has not established a separate compensation committee nor any other committee that acts as such a committee. Instead, the entire Board of Directors reviews and approves executive compensation policies and practices, reviews, salaries and bonuses for our officers, administers our benefit plans, and considers other matters as may, from time to time, be referred to it. We do not currently have a Compensation Committee Charter.  Our Board continues to emphasize the important link between our performance, which ultimately benefits all stockholders, and the compensation of our executives. Therefore, the primary goal of our executive compensation policy is to closely align the interests of the stockholders with the interests of the executive officers. In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in the Company.

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2011 and March 31, 2010, respectively:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)

Guy De Vreese, CEO and Chairman	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$333,819	(1)	$333,819	(1)
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$340,000	(1)	$340,000	(1)

Philippe Van Acker,	2011	$175,491	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$175,491
Chief Accounting Officer, Director	2010	$175,760	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$175,760

Stephen Ross	2011	$240,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$240,000
CFO, Director	2010	$160,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$160,000

(1)
These amounts are consulting fees, including a car allowance paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2011.  As of March 31, 2011, there were no outstanding stock awards and columns (g) through (j) have been omitted.

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

Our directors did not receive any compensation for board services during the fiscal year ended March 31, 2011.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of  June 15, 2011.  The information in this table provides the ownership information for:

a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares.  Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Common stock beneficially owned and percentage ownership is based on 19,995,969 shares outstanding as of June 15, 2011.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Guy De Vreese, CEO, Chairman (2)
Xavier de Cocklaan 42
9831 Deurle, Belgium	4,783,680	23.75%

Philippe Van Acker, Director (3)
Xavier de Cocklaan 42
9831 Deurle, Belgium	235,000	1.18%

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Stephen Ross, CFO, Secretary, Director (4)
1921 Malcolm #101
Los Angeles, CA 90025	626,327	3.11%

Fred Kolsteeg, Director (5)
Managelaantje 10
3062 CV Rotterdam
The Netherlands	300,000	1.49%

All Officers and Directors as a Group (4 persons)	5,945,007	29.53%

5% or Greater Stockholders

Austin W. Marxe and David M. Greenhouse (6)
153 East 53 rd Street, 55th Floor
New York, NY 10022	7,915,715	33.90%

Paul J. Solit (7)
825 Third Avenue, 33rd Floor
New York, NY 10020	1,275,384	6.07%

Lagunitas Partners LP (8)	1,377,400	6.69%

Jon D. Gruber, J. Patterson McBaine and
Eric Swergold (9)
50 Osgood Place, Penthouse
San Francisco, CA 94133	2,230,000	10.64%

Den-Mat Holdings, LLC (10)
2727 Skyway Drive
Santa Maria, CA 93455	3,378,379	14.45%

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

3.
Includes 10,000 shares of common stock underlying options which vested on March 29, 2002 and have an exercise price of $1.00 per share; 75,000 shares of common stock underlying options which vested on December 2005 and have an exercise price of $2.46 per share; 50,000 shares of common stock underlying options which have vested as of September 17, 2009 and have an exercise price of $1.75 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

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

6.
Consists of  3,078,132 shares of common stock held by Special Situations Private Equity Fund, L.P.  (“SSF Private Equity”) and warrants to purchase 2,842,382 shares of common stock held by SSF Private Equity; 541,570  shares of common stock held by Special Situations Fund III QP, L.P.  (“SSF QP”) and warrants to purchase 177,000 shares of common stock held by SSF QP; 961,631 shares of common stock held by Special Situations Cayman Fund, L.P.  (“SSF Cayman”) and warrants to purchase 315,000 shares of common stock held by SSF Cayman.  MGP Advisors Limited (“MGP”) is the general partner of SSF QP.  AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to SSF Cayman and the investment adviser to SSF Private Equity.  Austin W.  Marxe and David M.  Greenhouse are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Compensation

During the years ended March 31, 2011 and 2010 respectively, the Company incurred $749,310 and $675,760 as compensation for all directors and officers.

Sales Transactions

One of our  directors, Stephen Ross,  owns a minority interest in a client company, IMDS Inc. Accounts receivable at year end with this customer totaled $Nil and $31,895 as at March 31, 2011 and 2010 respectively. As of March 31, 2010 we had recorded a 100% allowance against our  investment in IMDS because IMDS financial information was unavailable

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

Other Transactions

On June 3, 2009, the Company entered into the First Fit-Crown Distribution and License Agreement (the “First Fit Distribution Agreement”) with Den-Mat.  Under the terms of the First Fit Distribution Agreement, the Company appointed Den-Mat to be the its sole and exclusive distributor to market, license and sell certain products relating to the Company’s proprietary First Fit technology (the “First Fit Products”), in the United States, Canada and Mexico (the “First Fit Territory”).  In connection therewith, the Company also granted Den-Mat certain non-exclusive rights to manufacture and produce the First Fit Products in the First-Fit Territory; and a sole and exclusive transferable and sublicensable right and license to use the Company’s intellectual property rights relating to the First Fit Products to perform its obligations as a distributor (provided the Company retains the right to use and license related intellectual property in connection with the manufacture of the First Fit Products for sale outside of the  First Fit Territory), as the terms and transactions are further detailed in the First Fit Distribution Agreement.  The consummation of the transactions described herein and contemplated in the First Fit Distribution Agreement are subject to certain closing conditions which includes, in addition to customary closing conditions: the completion of Den-Mat’s due diligence with respect to the First Fit Products to its satisfaction; execution and delivery of  Non-Competition Agreements by Guy De Vreese and Evelyne Jacquemyns; and the delivery of the Development Payment and first installment of the License Payment (the “Development Payment” and License Payment” are defined below).  The First Fit Distribution Agreement provides that the consummation of the transactions contemplated therein will occur upon the performance or waiver of such closing conditions.  Under the First Fit Distribution Agreement, the Company granted such distribution rights, licensing rights and manufacturing rights, in consideration for the following:  (i) a non-refundable development fee of Four Hundred Thousand Dollars ($400,000) (the “Development Payment”) payable in two installments as follows: (a) Fifty Thousand Dollars ($50,000) within seven (7) days after the effective date of the First Fit Distribution Agreement (the “Effective Date”), and (b) Three Hundred Fifty Thousand Dollars ($350,000) within twenty one (21) days after the Effective Date ; (ii) a non-refundable license fee of Six Hundred Thousand Dollars ($600,000) payable in three (3) equal installments of $200,000 each, with the first installment payable on the closing date contemplated in the First Fit Distribution Agreement (the “Closing Date”), and with the second and third installments payable on the 30th and 60th day, respectively, after the Closing Date; (iii) certain royalty payments based on the sales of the First Fit Products by Den-Mat or its sublicensees; and (iv) certain minimum royalty payment to maintain exclusivity, as such  terms are more particularly described in the First Fit Distribution Agreement.

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

In connection with our Distribution, License & Manufacturing Agreement with Den-Mat (the “Distribution Agreement”) dated as August 2008, as amended and restated by the parties on June 3, 2009 pursuant to the Amended and Restated Distribution, License and Manufacturing Agreement, and as consideration for Den-Mat’s obligations under the Distribution Agreement, we agreed, among other things, to issue Den-Mat or an entity to be designated by Den-Mat, warrants to purchase up to three million three hundred seventy-eight thousand three hundred seventy-nine (3,378,379) shares of our common stock, par value $0.001 per share at an exercise price of $1.48 per share, exercisable for a period of five years . The warrants were  issued in the period ended September 30, 2008 and were valued at $4,323,207 based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $1.48 per share, an annualized volatility of 131%, a risk free interest rate of 3.07% and an expected life of five years.  The expense was originally classified as a non-operating expense however, we have subsequently reclassified the expense to operations since our agreement with Den-Mat is in the normal course of our operations. The reclassification increased our operations expenses by $4,323,207, while reducing our other expenses by the same amount, resulting in no net impact upon our consolidated net loss for the year ended March 31,2009.

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

Guy De Vreese, our Chairman of the Board and Chief Executive Officer, is the managing director of our subsidiary, Remedent N.V.  Mr. De Vreese provides his services as Remedent N.V.’s Managing Director through his company, Lausha, N.V.  Lausha, N.V.  has an oral consulting arrangements with Remedent N.V. that provide for Mr. De Vreese’s services and is a  company controlled by Mr. De Vreese.  On March 20, 2006, Lausha N.V. and Lident N.V. merged into Lausha N.V., controlled by Mr. De Vreese.  Lausha N.V. received a total of $333,819 and $340,000 as compensation for services relating to his duties as Managing Director of Remedent N.V. on a-day-to-day base  for the years ending March 31, 2011 and March 31, 2010, respectively.

Director Independence

Due the Company’s size and limited resources, the Company does not have a separate compensation, nominating or audit committee.  The Board of Directors has determined that Mr. Kolsteeg is  “independent,” as independence is defined in the listing standards for the Nasdaq Stock Market.  Accordingly, we have one director who is “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. [

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2011 and the review of our quarterly reports for such year, amounted to $66,719. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2010 and the review of our quarterly reports for such years amounted to $53,880.

Audit Related Fees. For the years ended March 31, 2011 and March 31, 2010, we paid $20,332 and $20,282, respectively, to PKF for other audit related fees.

Tax Fees. For the years ended March 31, 2011 and March 31, 2010, we paid $2,834, and $4,048, respectively, to PKF for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2011	2010
Audit Fees	$66,719	$53,880
Audit Related Fees	$20,332	$20,282
Tax Fees	$2,834	$4,048
All Other Fees	-	-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2011.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
Consolidated balance sheet as of March 31, 2011 and March  31, 2010, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 year period ended March 31, 2011.

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

REMEDENT, INC.

Dated: July 14, 2011	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer)

Dated: July 14, 2011	/s/ Stephen Ross
By: Stephen Ross
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2011	/s/ Guy De Vreese
Guy De Vreese, Chairman of the Board of Directors, and
Chief Executive Officer (“Principal Executive Officer”)

Dated: July 14, 2011	/s/ Stephen Ross
Stephen Ross, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: July 14, 2011	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief
Accounting Officer

Dated: July 14, 2011	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

4.2	Form of Subscription Agreement (4)

4.3	Form of Warrant for Common Stock (4)

4.4	Form of Registration Rights Agreement (4)

4.5	Form of Warrant for Unit (5)

4.6	Form of Warrant for Common Stock (10)

4.7	Form of Warrant dated August 24, 2008 for Den-Mat Holdings, LLC (18)

4.8	Form of Stock Purchase Agreement dated August 24, 2008 (18)(CT)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001(1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (5)

Exhibit No.	Description
10.3	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated May 3, 2005, subject to General Terms and Conditions (6)

10.4	Warrant dated July 6, 2005 (4)

10.5	Amendment to Warrant (5)

10.6	Employment Agreement between Remedent N.V. and Philippe Van Acker (3)

10.7	Lease Agreement dated December 20, 2001 (3)

10.8	Fortis Bank General Lending Conditions for Corporate Customers (“General Terms and Conditions”) (7)

10.9	Line of Credit Agreement by and between Remedent, N.V. and Fortis Bank dated September 8, 2004, subject to the General Terms and Conditions (7)

10.10	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated March 13, 2006, subject to the General Terms and Conditions (8)

10.11	Amendment to Line of Credit Agreement by and Between Remedent, N.V. and Fortis Bank dated September 1, 2006, subject to the General Terms and Conditions (9)

10.12	Purchase Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (10)

10.13	Registration Rights Agreement between Remedent, Inc. and certain Investors, dated June 20, 2007 (10)

10.14	Waiver Agreement between Remedent, Inc. and Consenting Holders, dated October 18, 2007 (11)

10.15	Limited Liability Company Merger and Equity Reallocation Agreement between Remedent NV and IMDS, LLC, dated July 15, 2007(12)

10.16	Distribution Agreement, dated April 10, 2008, by and between Remedent N.V. and Glamtech USA, Inc. (14)(CT)

10.17	Factoring Agreement between Remedent, Inc. and First Community Financial, a division of Pacific Western Bank, dated April 24, 2008 (15)

10.18	Validity Agreement between certain officers and directors of Remedent, Inc. and First Community Financial, a division of Pacific Western Bank, dated April 24, 2008 (15)

10.19	Distribution Agreement, dated June 30, 2008, by and between Remedent, Inc. and SensAble Technologies, Inc. (16)(CT)

10.20	Distribution, License and Manufacturing Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC (17)(CT)

10.21	Form of Registration Rights Agreement dated August 24, 2008 between Remedent, Inc. and Den-Mat Holdings, LLC (17)

10.22	Rescission Agreement, dated August 24, 2008, by and between Remedent, Inc., Remedent N.V. and Glamtech-USA, Inc. (17)(CT)

Exhibit No.	Description

10.23	Contribution Agreement between Remedent, Inc., and Sylphar USA, Inc., dated December 10, 2008 (18)

10.24	Share Purchase Agreement between Remedent Inc., and Remedent N.V., dated December 10, 2008 (18)

10.25	Deed of Contribution of Shares between Remedent Inc., and Remedent OTC B.V., dated December 10, 2008 (18)

10.26	Share Purchase Agreement between Robin List and Remedent, Inc., dated December 10, 2008 (18)

10.27	Investment and Shareholders Agreement, dated December 11, 2008, between Remedent OTC B.V., Concordia Fund B.V., Remedent, Inc., Robin List, Sylphar Holding B.V. and The Existing OTC Subsidiaries (18)

10.28	Unsecured Promissory Note between Sylphar N.V. and Remedent N.V., dated December 10, 2008 (18)

10.29	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (18)

10.30	Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009 by and among Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC (23)(CT)

10.31	First Fit-Crown Distribution and License Agreement dated June 3, 2009 by and among Remedent, Inc., Remedent N.V. and Den-Mat Holdings, LLC (23)(CT)

10.32	Amendment No. 1 to Amended and Restated Distribution, License and Manufacturing Agreement dated August 11, 2009 (24) (CT)

10.33	Amendment No. 1 to First Fit Crown Distribution and License Agreement(25)

10.34	Amendment No. 2 to the Amended and Restated Distribution, License and Manufacturing Agreement(25)

10.35	Loan Agreement dated March 25, 2011(26)

10.36	Security Agreement dated March 25, 2011(26)

10.37	Promissory Note dated March 25, 2011(26)

14.1	Code of Ethics, adopted March 25, 2003 (22)

21.1	List of Subsidiaries*

23.1	Consent of PKF Bedrijfsrevisoren, Antwerp, Belgium*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

Exhibit No.	Description
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

*	Filed herewith

(CT)
 Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, which have been granted.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2005.

(5)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 14, 2005.

(7)	Incorporated by reference from Form 10-KSB/A2 filed with the SEC on June 11, 2007.

(8)	Incorporated by reference from Form 10-KSB/A filed with the SEC on June 11, 2007.

(9)	Incorporated by reference from Form 10-QSB/A filed with the SEC on June 11, 2007.

(10)	Incorporated by reference from Form 8-K filed with the SEC on June 27, 2007.

(11)	Incorporated by reference from Form SB-2/A2 filed with the SEC on October 19, 2007.

(12)	Incorporated by reference from Form 10-QSB filed with the SEC on November 19, 2007.

(13)	Incorporated by reference from Form 8-K filed with the SEC on December 19, 2007.

(14)	Incorporated by reference from Form 8-K filed with the SEC on April 15, 2008.

(15)	Incorporated by reference from Form 8-K filed with the SEC on April 30, 2008.

(16)	Incorporated by reference from Form 8-K filed with the SEC on July 7, 2008.

(17)	Incorporated by reference from Form 8-K filed with the SEC on August 28, 2008.

(18)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(19)	Incorporated by reference from Form SB-2 filed with the SEC on July 20, 2007.

(20)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(21)	Incorporated by reference from Post Effective Amendment No. 1 to Form SB-2 on Form S-1 filed with the SEC on April 22, 2009.

(22)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(23)	Incorporated by reference from Form 10-K filed with the SEC on June 29, 2009

(24)	Incorporated by reference from Form 8-K filed with the SEC on August 17, 2009
(25)	Incorporated by reference to Form 10-K/A filed with the SEC on September 23, 2010
(26)	Incorporated by reference from Form 8-K filed with the SEC on March 30, 2011

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

We have audited the accompanying consolidated balance sheets of Remedent, Inc. as of March 31, 2011 and March 31, 2010 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2011 and March 31, 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Brussels - Belgium, July 14, 2011

PKF bedrijfsrevisoren CVBA
Statutory Auditors
Represented by

/s/ Gunther Loits
Registered Auditor

Tel +32 (0)2 242 11 40 / Fax +32 (0)2 242 03 45 / glo@pkf.be / www.pkf.be
PKF bedrijfsrevisoren CVBA / burgerlijke vennootschap met handelsvorm
Metrologielaan 10, bus 15 / 1130 Brussel / BTW BE 0439 814 826 / RPR Antwerpen

PKF bedrijfsrevisoren CVBA is a member firm of the PKF International Limited network of legally independent firms.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,662,520	$613,466
Accounts receivable, net of allowance for doubtful accounts of $28,975 at March 31, 2011 and $65,845 at March 31, 2010	2,764,651	806,931
Inventories, net	2,164,046	2,161,692
Prepaid expense	762,953	920,487
Total current assets	7,354,170	4,502,576
PROPERTY AND EQUIPMENT, NET	1,401,735	1,735,719
OTHER ASSETS
Long term investments and advances	—	750,000
Patents, net	166,746	246,992
Goodwill (Note 3)	699,635	699,635
Total assets	$9,622,286	$7,934,922
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$184,679	$215,489
Line of Credit	2,160,674	674,600
Short term loan (Note 4)	400,000	—
Accounts payable	1,744,253	1,932,684
Accrued liabilities	1,256,148	491,536
Deferred revenue (Note 24)	475,250	—
Due to related parties (Note 3)	95,354	268,484
Total current liabilities	6,316,358	3,582,793
Long term debt less current portion	273,557	425,882
Total liabilities	6,589,915	4,008,675

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2011 and March 31, 2010 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at March 31, 2011 and March 31, 2010 respectively	(831,450)	(831,450)
Additional paid-in capital	24,855,883	24,742,201
Accumulated deficit	(21,113,118)	(19,565,943)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(834,949)	(650,059)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,193,862	3,812,245
Non-controlling interest	838,509	114,002
Total stockholders’ equity	3,032,371	3,926,247
Total liabilities and equity	$9,622,286	$7,934,922

COMMITMENTS (Note 21)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2011	2010
Net sales	$12,581,708	$8,247,940
Cost of sales	3,947,699	4,322,680
Gross profit	8,634,009	3,925,260
Operating Expenses
Research and development	429,244	271,195
Sales and marketing	2,220,686	1,352,260
General and administrative	4,972,982	4,524,324
Depreciation and amortization	779,883	726,499
TOTAL OPERATING EXPENSES	8,402,795	6,874,278
OPERATING INCOME (LOSS)	231,214	(2,949,018)
NON-OPERATING (EXPENSE) INCOME
Impairment of long-term investments and advances (Note 11 )	(750,000)	—
Warrants issued pursuant to Distribution Agreements	—	(168,238)
Interest expense	(260,235)	(171,364)
Interest income	159,289	170,244
TOTAL OTHER INCOME (EXPENSES)	(850,946)	(169,358)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(619,732)	(3,118,376)
Income tax expense	(220,297)	(14,242)
NET INCOME (LOSS)	(840,029)	(3,132,618)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(707,146)	(782,703)
NET LOSS ATTRIBUTABLE TO REMEDENT INC. Common Stockholders	$(1,547,175)	$(2,349,915)
LOSS PER SHARE
Basic and fully diluted	$(0.08)	$(0.12)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2011 and 2010

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2009	19,995,969	19,996	24,106,055	—	(17,216,028)	(831,450)	(640,595)	5,437,978	896,705	6,334,683
Value of stock options issued to employees	—	—	405,800	—	—	—	—	405,800	—	405,800

Value of shares to be issued for acquisition of Glamsmile Asia Ltd. (Note 3)	—	—	—	97,500	—	—	—	97,500	—	97,500

Value of stock options issued for acquisition of Glamsmile Asia Ltd. (Note 3)	—	—	62,108	—	—	—	—	62,108	—	62,108

Value of warrants issued for investor relations consultants	—	—	168,238	—	—	—	—	168,238	—	168,238

Unrealized foreign exchange loss	—	—	—	—	—	—	(9,464)	(9,464)	—	(9,464)

Net loss for the year	—	—	—	—	(2,349,915)	—	—	(2,349,915)	(782,703)	(3,132,618)

Balance, March 31, 2010	19,995,969	19,996	24,742,201	97,500	(19,565,943)	(831,450)	(650,059)	3,812,245	114,002	3,926,247
Value of stock options issued to employees	—	—	113,682	—	—	—	—	113,682	—	113,682

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	(184,890)	(184,890)	17,361	(167,529)

Net (loss) income for the year	—	—	—	—	(1,547,175)	—	—	(1,547,175)	707,146	(840,029)

Balance, March 31, 2011	19,995,969	19,996	24,855,883	97,500	(21,113,118)	(831,450)	(834,949)	2,193,862	838,509	3,032,371

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(840,029)	$(3,132,618)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	779,883	726,499
Impairment of long-term investments and advances	750,000	—
Inventory reserve	48,072	69,131
Allowance for doubtful accounts	(36,870)	31,879
Stock based compensation	113,682	405,800
Warrants issued	—	168,238
Changes in operating assets and liabilities:
Accounts receivable	(1,957,720)	2,401,189
Inventories	(2,354)	(223,746)
Prepaid expenses	157,534	390,413
Accounts payable	(214,156)	534,263
Accrued liabilities	764,612	(1,098,824)
Due to related parties	(173,130)	—
Deferred revenue	475,250	—
Income taxes payable	—	(39,339)
Net cash used by operating activities	(135,226)	232,885
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Glamsmile Asia Ltd.	—	(394,840)
Purchases of patents	(51,233)	(347,373)
Purchases of equipment	(481,768)	(734,074)
Net cash used by investing activities	(533,001)	(1,476,287)
CASH FLOWS FROM FINANCING ACTIVITIES
Short term loan	400,000	—
Repayments of capital lease note payable	(183,135)	—
Advances (repayments) of line of credit	1,486,074	14,400
Net cash provided by financing activities	1,702,939	14,400
NET INCREASE (DECREASE) IN CASH	1,034,712	(1,229,002)
Effect of exchange rate changes on cash and cash equivalents	14,342	35,197
CASH AND CASH EQUIVALENTS, BEGINNING	613,466	1,807,271
CASH AND CASH EQUIVALENTS, ENDING	$1,662,520	$613,466
Supplemental Cash Flow Information :
Interest paid	$133,397	$69,301
Income taxes paid	$—	$—
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:

Options issued for purchase of Glamtech Asia Ltd.	$—	$62,108
Accrued non-cash liability to related parties for purchase of Glamtech Asia Ltd.	$—	$268,484
Accrued liability for common shares to be issued for Glamtech Asia Ltd.	$—	$97,500
Proceeds from capital lease notes payable	$—	$462,031

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended March 31,
	2011	2010
Net Loss attributable to Remedent, Inc. common shareholders	$(1,547,175)	$(2,349,915)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(184,890)	(9,464)
Total Other Comprehensive loss	(1,732,065)	(2,359,379)

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	21,996	7,130

COMPREHENSIVE (LOSS) ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$(1,710,069)	$(2,366,509)

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

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2011.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent , Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), its 50.98% owned subsidiary, Glamsmile Asia Ltd. a Hong Kong private company and its subsidiaries, a GlamSmile Studio in Hong Kong, a GlamSmile Studio in Mainland China (Beijing)  and our GlamSmile production Lab, also located in China (Beijing), Remedent N.V.’s  51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich, Remedent N.V.’s 50% owned subsidiary, Remedent OTC B.V. (a Dutch Holding company) which owns a 75% interest in Sylphar Holding B.V. (a Dutch holding company) through which ownership Remedent N.V. ultimately has a 37.5% ownership interest in Sylphar N.V.,  Sylphar N.V., a 100% owned company by Sylphar Holding BV, Sylphar USA, a 100% owned Nevada corporation by Sylphar Holding BV. and Sylphar Asia Pte Ltd. , formerly Remedent Asia Pte  Ltd. a 100% owned Singapore  company owned by Sylphar Holding BV (collectively, the “Company”).

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

Shipping and Handling

Shipping and handling costs are included as a component of cost of sales.  Shipping and handling costs billed to customers are included in sales.

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

Revenues from product sales are recognized when the product is shipped and title and risk of loss has passed to the customer, typically upon delivery and when the quantity and price is fixed and determinable, and when collectability is reasonable assured.

Upfront fees are recognized upon the date of the agreement (i.e. point of sale) because they relate solely to the sale of territories (that are sold in perpetuity), are non-refundable, and are not contingent upon additional deliverables.

We have evaluated all deliverables in our contracts (per ASC 605-25-5) ((a) territory & (b) manufacturing/marketing training & development fees) and determined that they are separate, as follows:

•	Both (a) & (b) have value to our customers on a standalone basis and can be sold by our customers separately.

•	Delivery or performance of the undelivered item or items is considered probable and substantially in our control.

Our development fees/milestone payments are recognized in accordance with the Milestone Method pursuant to FASB ASC 605.  .  Revenues from milestones related to an arrangement under which we have continuing performance obligations i.e. specifically scheduled training and development activities, if deemed substantive, are recognized as revenue upon achievement of the milestone. Milestones are considered substantive if all of the following conditions are met: (a) the milestone is non-refundable; (b) achievement of the milestone was not reasonably assured at the inception of the arrangement; (c) substantive effort is involved to achieve the milestone; and (d) the amount of the milestone appears reasonable in relation to the effort expended. If any of these conditions is not met, the milestone payment is deferred and recognized as revenue as we complete our performance obligations.

We receive royalty revenues under license agreements with third parties that sell products based on technology developed by us or to which we have rights. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record these revenues as earned monthly, based on reports from our licensees.

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

Goodwill

Goodwill is not amortized, but is tested for impairment on an annual basis as of March 31, or whenever events or circumstances indicate that the carrying amount may not be recoverable. These impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. To March 31, 2011, management has not identified any impairment of goodwill.

On April 1, 2010, the Company adopted the new accounting guidance for business combinations according to FASB Codification ASC 805, Business Combinations. This guidance establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, goodwill, and any noncontrolling interest in the acquiree, as well as disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Additionally, it provides guidance for identifying a business combination, measuring the acquisition date, and defining the measurement period for adjusting provisional amounts recorded. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit, short term and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s long-term debt consists of its revolving credit facility and long-term capital lease obligations. The carrying value of the revolving credit facility approximates fair value because of its variable short-term interest rates.  The fair value of the Company’s long-term capital lease obligations is based on current rates for similar financing.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $130,407 at March 31, 2011 and $82,335 at March 31, 2010.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2011 and March 31, 2010, advertising expense was $709,885 and $389,632, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2011	Year ended March 31, 2010
Product warranty liability:
Opening balance	$20,238	$19,806
Reductions for payments made
Accruals for product warranties issued in the period	(11,620)	(15,056)
Adjustments to liabilities for pre-existing warranties	12,642	15,488
Ending liability	$21,260	$20,238

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $21,260 and $20,238 as of March 31, 2011 and March 31, 2010, respectively.

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

On April 1, 2009, the Company adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of this change had no impact on the Company’s basic or diluted net loss per share because the Company has never issued any share-based awards that contain non-forfeitable rights.

At each of March 31, 2011 and 2010, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2011 and 2010, the Company had  7,794,627 and 11,108,305 warrants outstanding, respectively and 2,157,500 and 2,268,166 options outstanding, respectively.  All outstanding warrants and options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.  Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2011 and 2010 respectively, it would have excluded all warrants and all but 1,165,000 options since the Company’s average share trading price during the last two year period was less than the exercise price of all other warrants and options.

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiaries, Remedent N.V. and Sylphar N.V., is the Euro, for Sylphar Asia Ptd Ltd  the Singapore Dollar and for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Remimbi (“RMB”) for Mainland China. Finally, the functional currency for Remedent Professional, Inc. is the U.S. dollar. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners., including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains and (losses) of $(184,890) and $(9,464) for the years ended March 31, 2011 and 2010, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

Stock Based Compensation

The Company has a stock-based compensation plan which is described more fully in Note 18. The Company measures the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

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

New Accounting Pronouncements

Recently Adopted

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. The ASU 2010-06 amends ASC 820 and requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. These changes also clarify existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted this statement as of January 1, 2010. The required disclosures are included in Note 22. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.

Not Yet Adopted

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning April 1, 2011.  The Company has evaluated the adoption of this guidance and it is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements – a consensus of the FASB Emerging Issues Task Force, which changes the accounting model for revenue arrangements that include both tangible products and software elements. This new guidance removes from the scope of the software revenue recognition guidance in ASC 985-605, Software Revenue Recognition, those tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. In addition, this guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance as well as provides further guidance on determining which software, if any, relating to the tangible product also would be excluded from the scope of software revenue recognition guidance. The guidance further identifies specific factors in determining whether the tangible product contains software that works together with the non-software components of the tangible product to deliver the tangible product’s essential functions. Guidance is also provided on how a vendor should allocate arrangement consideration to deliverables in an arrangement containing both tangible products and software. The disclosures mandated in ASU 2009-13 are also required by this new guidance. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning April 1, 2011. The Company has evaluated the adoption of this guidance and it is not expected to have a material impact on the Company’s consolidated financial statements.

In April 1010, the FASB issued ASU 2010-17,” Revenue Recognition – Milestone Method”. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. ASU 2010-17 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning April 1, 2011.   The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances, and settlements. The updated guidance was effective for the Company beginning in the fourth quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 reconciliation, which are effective for the Company beginning in the first quarter of fiscal year 2012. As this guidance only requires additional disclosures, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. Refer to Note 22 for additional information on Levels 1, 2, and 3.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

3.	ACQUISITION OF GLAMSMILE ASIA LTD.

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.
325,000 Euro (US$466,725).  As of March 31, 2011 the full amount was paid.  As of March 31, 2010, the Company owed a balance of $71,885 on its purchase of the shares of Glamsmile Asia, which amount was recorded as due to related parties;

2.
250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011($97,500 was recorded as an obligation to issue shares as at March 31, 2010) As of March 31, 2011 the shares remain unissued.  The parties have agreed that the shares will be issued during fiscal year ended March 31, 2012.

3.	100,000 options on closing (issued – see Note 18);
4.	100,000 options per opened store at closing (issued – see Note 18);
5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;
6.	Assumption of Glamsmile’s January 1, 2010 deficit of $73,302.; and
7.
Repayment of the founding shareholder’s original advances in the amount of $196,599.  The balance of $196,599, recorded as due to related parties at March 31, 2010, is unsecured, non-interest bearing and has no specific terms of repayment other than it will be paid out of revenues from Glamsmile, as working capital allows.  During the year ended March 31, 2011 a total of $101,245 was paid to the founding shareholder, leaving a balance due of $95,354 as at March 31, 2011.

All options reside under the Company’s option plan and are five year options.

Also pursuant to the agreement, the Company has granted irrevocable right to Glamsmile Asia to use the Glamsmile trademark in Greater China.

The Company acquired a 50.98% interest in GlamSmile Asia Ltd. (“GlamSmile Asia”) in order to obtain a platform in the Chinese Market to expand and introduce our GlamSmile Asia concept into the Chinese Market. In order to sell into the Chinese Market, an approval by Chinese Authorities is required, in the form of licenses. As GlamSmile Asia was already the owner of such licenses prior to the acquisition, this was an important advantage. We obtained control of GlamSmile Asia through the acquisition of the 50.98% interest and the appointment of our CEO as a Board member of GlamSmile Asia.

In connection with this acquisition the Company has recorded goodwill of $699,635.

(a)	Details of the acquisition date fair value transferred, and allocation thereof are as follows:

Common shares (250,000 at $0.39/share) (rate at December 31, 2009)	$97,500
325,000 Euro (at 1.436077)	466,725
200,000 stock options (*)	62,108
Total consideration	$626,333

Cash	$167,288
Accounts receivable	$27,836
Inventory	$23,347
Equipment, net	$76,647

Accounts payable	$145,996
Accruals	$25,446
Other payables	$196,978

Net liability (sub-consolidated financial statements of GlamSmile Asia Ltd including the Mainland China Subsidiaries)	73,302

Goodwill	$699,635

* The value of the stock options was determined by using the Black-Scholes valuation model with a stock price of $0.39/share, an option price of $0.39/share, an expected life of 5 years, a volatility of 112%, a risk free rate of 1.30%, and a dividend rate of zero.

(b)       The acquisition date fair value of the total consideration transferred was allocated amongst assets, liabilities and noncontrolling interest based upon their fair value at the time of acquisition.  We evaluated all current assets for collectability and because they were current and there was no history of collection problems, determined that their carrying value was equal to their fair value.  We also evaluated all current liabilities and because there was no evidence of over or under accruals, we also determined that the carrying value of the Company’s current liabilities was equal to fair value.  Lastly, we evaluated the fair value of Glamsmile’s equipment and because it was all recently acquired, i.e. within the past year, because there was no evidence of impairment, or non-functionality, and because the recorded value of the equipment was approximately equal to its replacement cost, we also determined that the carrying value of the equipment was equal to its fair value.

Following is summary pro forma information for the combined entity, as though the acquisition had occurred at the beginning of the reporting period:

		Glamsmile
	Remedent, Inc.	Asia Ltd.	Total
	$	$	$
For the year ended March 31, 2010:
Revenue	8,247,940	234,950	8,482,890
Net (loss) earnings attributable to Remedent Inc. shareholders	(2,349,915)	(11,292)	(2,361,207)

4.	SHORT TERM LOAN

On March 25, 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with an unrelated private individual pursuant to which the Company borrowed $400,000 in exchange for a secured  promissory note (“Promissory Note”)  for a total repayment amount of $500,000 (“Repayment Amount”).  The Repayment Amount is due on or by December 31, 2011 (the “Maturity Date”) and represents the total and only indebtedness due and in connection with the Promissory Note, inclusive of interest.  As set forth in the Security Agreement entered into  by the Company concurrently with the execution of the Loan Agreement (“Security Agreement”), the Repayment Amount is secured by the Company’s  right, title or interest in the payment in the aggregate amount of $500,000, due to the  Company by Den-Mat Holdings, LLC (“Den-Mat”) on  December 31, 2011 pursuant to  Section 2.3(f) of that certain Amendment No. 1 to First Fit Crown Distribution and License Agreement made as of February 16, 2010, by and among Company,  Remedent N.V., a Belgian corporation  and Den-Mat.

5.	DISTRIBUTION AGREEMENTS

Den-Mat Distribution Agreement

On August 24, 2008, the Company entered into a distribution agreement (the “Distribution Agreement”) with Den-Mat Holdings, LLC, a Delaware limited liability company (“Den-Mat”).   Pursuant to the Distribution Agreement, the Company appointed Den-Mat to be the sole and exclusive distributor to market, license and sell certain products relating to the Company’s GlamSmile tray technology, including, but not limited to, its GlamSmile veneer products and other related veneer products (the “Products”), throughout the world, with the exception of Australia, Austria, Belgium, Brazil, France (including all French overseas territories “Dom-Tom”), Germany, Italy, New Zealand, Oman, Poland, Qatar, Saudi Arabia, Singapore, Switzerland, Thailand, and United Arab Emirates (collectively the “Excluded Markets”) and the China Market (the “Territory”).

As consideration for such distribution, licensing and manufacturing rights, Den-Mat will pay the Company:

(i)	an initial payment of $2,425,000 (received);
(ii)	a payment of $250,000 for each of the first three contract periods in the initial Guaranty Period, subject to certain terms and conditions;
(iii)	certain periodic payments as additional paid-up royalties in the aggregate amount of $500,000 (received);
(iv)	a payment of $1,000,000 promptly after Den-Mat manufactures a limited quantity of products at a facility owned or leased by Den-Mat;
(v)	A payment of $1,000,000 promptly upon completion of certain training of Den-Mat’s personnel;
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

The Company has received $548,392 in royalty payments and $3,500,000 in milestone payments, subsequent to the initial payment of $2,425,000.

Further, as consideration for Den-Mat’s obligations under the Distribution Agreement, the Company agreed to, among other things:

(i)
issue to Den-Mat or an entity to be designated by Den-Mat, warrants to purchase up to 3,378,379 shares of the Corporation’s common stock, par value $0.001 per share (the “Warrant Shares”) at an exercise price of $1.48 per share, exercisable for a period of five years (the “Den-Mat Warrant”) (The warrants were  issued in the period ended September 30, 2008 and were valued at $4,323,207 based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $1.48 per share, an annualized volatility of 131%, a risk free interest rate of 3.07% and an expected life of five years.  The expense was originally classified as a non-operating expense however, we have subsequently reclassified the expense to operations since our agreement with Den-Mat is in the normal course of our operations.  The reclassification increased our operations expenses by $4,323,207, while reducing our other expenses by the same amount, resulting in no net impact upon our consolidated net loss for the year ended March 31, 2009.

(ii)
execute and deliver to Den-Mat a registration rights agreement covering the registration of the Warrant Shares (the “Registration Rights Agreement”) which as of March 31, 2011 has not yet been filed (*); and

(iii)	cause its Chairman of the Board, Guy De Vreese, to execute and deliver to Den-Mat a non-competition agreement.

(*) In 2009, the Company and Den-Mat agreed that the shares underlying the warrants would be registered pursuant to a registration statement upon the earlier occurrence of (a) Den-Mat’s demand for the shares to be registered, or (b) an initiation and filing of a registration statement by other investors or the Company.  As of March 31, 2011, neither event has occurred to trigger a registration statement.  As a result, the Company is not under default under the distribution agreement and there is no impact on the distribution agreement or the accounting for the distribution agreement.

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

In August 2009, the Distribution Agreement was further amended (the “August Amendment”). The August Amendment expands the Company’s products covered under the Distribution Agreement to include the Company’s new Prego System Technology (“Prego System”), also commonly known as “Glamstrip”. Under the Amendment, the $250,000 payment which was originally due upon the expiration of the first Contract Period (as defined in the Distribution Agreement) is now due on the earlier occurrence of (i) sixty days from August 11, 2009 or (ii) the performance of the Company’s live patient clinical demonstration of the Prego System to be performed at Den-Mat’s reasonable satisfaction (received).

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

On March 29, 2010, a certain Amendment No. 1 was made to the First Fit Distribution Agreement dated June 3, 2009.  The terms of Amendment No. 1 are as follows:

The total purchase price for the First Fit IP consists of installment payments and royalty payments.  The cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown (received); (b) $525,000 on or before March 15, 2010 (received); (c) $700,000 on June 30, 2010(received); and (d) $500,000 on December 31, 2010(received), June 30, 2011 and December 31, 2011 (see Note 4). In connection with the execution of the First Fit Agreement, Den-Mat also agreed to make an advance cash payment of $75,000 to the Company towards the purchase price (received).  In addition to the cash component, Den-Mat agreed to pay Remedent a royalty payment equal to a certain percent of Den-Mat’s net revenues generated by the sale of the First Fit products.

Concurrently with the execution of the First Fit Amendment, the Company and Den-Mat entered into Amendment No. 2 to the Amended and Restated Distribution, License and Manufacturing Agreement (“Glamsmile Amendment”) with Den-Mat pursuant to which certain provisions of a certain Amended and Restated Distribution, License and Manufacturing Agreement previously entered into by the Company and Den-Mat on June 3, 2009 and subsequently amended on August 11, 2009, were amended.  The Glamsmile Amendment became effective concurrently with the effectiveness of the First Fit Amendment on February 16, 2010 (the “Amendment No. 2 Effective Date”).  Among other things, the Glamsmile Amendment (1) permits the Company to purchase its requirements for GlamSmile Products from another party, other than Den-Mat,  provided the Company pays Den-Mat a royalty payment on net revenues received by the Company per unit/tooth, (2) decreases the percentage of securities to be covered in a warrant to purchase securities of B2C Market Subsidiary and the exercise price of such warrant to be issued to Den-Mat  in the event a B2C Market Subsidiary is formed under the terms set forth in such agreement, (3) expands the definition of “Excluded Market” to include Australia, Belgium, France and United Arab Emirates, and (4) provides a consulting fee, equal to a percentage of net revenues received by Den-Mat from the Sale of unit/teeth and trays, to the Company for its services, support  and certain additional consideration, (5) terminates certain provisions relating to minimum requirement obligations and rights, and (6) amends the formula for calculation of a certain exit fee in the event of a change of control.  The parties further agreed that an advance of $25,000 against the Consulting Fees shall be paid to Remedent upon execution of this Amendment, which amount shall be promptly refunded to Den-Mat if this Amendment does not become binding on or before the end of the 30 day period commencing February 16, 2010.  The Company received the $25,000 from Den-Mat in February 2010 and the Amended Agreement became binding.

6.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2011 five customers accounted for a total of  61% of the Company’s trade accounts receivable and one of those customers accounted for 24.6% of total accounts receivable.  At March 31, 2010 four customers accounted for a total of 12.2%, 10.6%, 9.4% and 6.7% of the Company’s trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the year ended March 31, 2011, the Company had five suppliers who accounted for 37% of gross purchases. For the year ended March 31, 2010, the Company had five suppliers who accounted for 20% of gross purchases.

Revenues — For the year ended March 31, 2011 the Company had five customers that accounted for 37.14% of total revenues. For the year ended March 31, 2010 the Company had two customers that accounted for 45.2% and 11.4% respectively of total revenues.

7.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2011	March 31, 2010
Accounts receivable, gross	$2,793,626	$872,776
Less: allowance for doubtful accounts	(28,975)	(65,845)
Accounts receivable, net	$2,764,651	$806,931

8.	INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2011	March 31, 2010
Raw materials	$72,305	$20,641
Components	685,553	1,024,908
Finished goods	1,536,595	1,198,478
	2,294,453	2,244,027
Less: reserve for obsolescence	(130,407)	(82,335)
Net inventory	$2,164,046	$2,161,692

9.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2011	March 31, 2010
Prepaid materials and components	$469,784	$701,035
Prepaid Belgium income taxes	8,249	4,332
Prepaid consulting	—	22,095
VAT payments in excess of VAT receipts	153,012	98,702
Royalties	—	39,905
Prepaid trade show expenses	25,973	10,000
Prepaid rent	11,907	1,409
Other	94,028	43,009
	$762,953	$920,487

10.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2011	March 31, 2010
Furniture and Fixtures	$985,926	$436,978
Machinery and Equipment	2,894,888	2,461,659
Tooling	188,450	188,450
	4,069,264	3,087,087
Accumulated depreciation	(2,667,529)	(1,351,368)
Property & equipment, net	$1,401,735	$1,735,719

11.	LONG TERM INVESTMENTS AND ADVANCES

Soca Networks Singapore (“Soca”)

Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms.  The balance of $375,000 cash was paid to Soca in March of 2008.  Finalization of the 20% acquisition was dependent upon completion of a Vietnamese production facility and commencement of operations.  To date, the anticipated deadlines for completion of the construction facility, and finalization of our agreement with Soca have not been met.  Management believes that the $750,000 advance will be recoverable against production costs in the future, but the timeframe for the recovery cannot be predicted with any certainty.  As a result, the Company has determined that a 100% impairment allowance as at March 31, 2011 is appropriate.

12.	LICENSED PATENTS

Teeth Whitening Patents

In October 2004, the Company acquired from the inventor the exclusive, perpetual license to two issued United States patents which are applicable to several teeth whitening products currently being marketed by the Company. Pursuant to the terms of the license agreement, the Company was granted an exclusive, worldwide, perpetual license to manufacture, market, distribute and sell the products contemplated by the patents subject to the payment of $65,000 as reimbursement to the patent holder for legal and other costs associated with obtaining the patents, which was paid in October 2004, and royalties for each unit sold subject to an annual minimum royalty of $100,000 per year. The Company is amortizing the initial cost of $65,000 for these patents over a ten year period and accordingly had recorded $35,750 of accumulated amortization for this patent as of March 31, 2010.

The Exclusive Licensing Agreement contemplated launching the product in the United States and provided for payment of royalties on those US sales.  The launch of the product in the US was unsuccessful and as a result, the product was taken from the US market.  Because the Company failed to make payments to the Licensor of at least $100,000 USD per year, all rights to the patents reverted to the licensor effective March 31, 2006.  Accordingly, the patents have been written off.

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which was paid by the Company in September 2005 and the remaining €25,000 is to be paid upon the Company’s first shipment of a product covered by the patent. As of March 31, 2011 the Company has not yet received the final Product and therefore, $35,433 (€25,000) has been written off during the year ended March 31, 2011. Further, the patent has been completely amortized over five (5) years and accordingly, the Company has recorded $118,840 of accumulated amortization for this patent as of March 31, 2011.

13.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V. and Sylphar Holding.  On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V and Sylphar NV are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2011 and March 31, 2010, Remedent N.V. and Sylphar N.V. had in aggregate, $2,160,674 and $674,600 in advances outstanding, respectively, under the mixed-use line of credit facilities.

14.	LONG TERM DEBT

On June 15, 2005, the Company entered into two five year capital lease agreements for manufacturing equipment totaling €70,296 (US $99,631). On October 24, 2006, the Company entered into another five year capital lease agreement for additional manufacturing equipment totaling €123,367 (US $174,848). On May 15, 2008, the Company entered into a third capital lease agreement over a three year period for additional manufacturing equipment totaling €63,395 (US $89,850). On August 18, 2009, the Company entered into a fourth capital lease agreement over a three year period for additional manufacturing equipment totaling € 170,756 (US $242,012). On January 15, 2010, the Company entered into a fifth capital lease agreement over a 5 year period for veneer manufacturing equipment totaling € 251,903 (US $357,022).

The leases require monthly payments of principal and interest at 7.43% of €1,172 (US$1,661 at March 31, 2011) for the first two leases and 9.72% of €2,056 (US $2,914 at March 31, 2011) and provide for buyouts at the conclusion of the five year term of €2,820 (US$3,997) or 4.0% of original value for the first two contracts and €4,933 (US $6,992) or 4.0% of the original value for the second contract. The third lease contract requires monthly payments of principal and interest at 9.40% of €1,761 (US $2,496 at March 31, 2011) and provides for buyout at the conclusion of the three year term of €634 (US $899) or 1% of the original value of this contract.

The fourth lease contract requires monthly payments of principal and interest at 8.18% of €5,052 (US $7,160 at March 31, 2011) and provides for buyout at the conclusion of the three year term of €1,728 (US $2,449) or 1% of the original value of this contract.

The fifth lease contract requires monthly payments of principal and interest at 8.39% of €4,551 (US $6,450 at March 31, 2011) and provides for buyout at the conclusion of the five year term of €5,038 (US $7,140) or 2% of the original value of this contract.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The net book value as of March 31, 2011 and March 31, 2010 of the equipment subject to the foregoing leases are $458,236 and $641,371 respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2011:

Year ending March 31:

2012	$199,086
2013	121,606
2014	82,805
2015	83,509
2016	—
Later years	—
Total minimum lease payments	487,006
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	487,006
Less: Amount representing interest (*)	28,770
Present value of minimum lease payments (**)	$458,236

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
** Reflected in the balance sheet as current and non-current obligations under capital leases of $184,679 and $273,557 respectively.

15.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2011 and 2010 respectively, the Company incurred $749,310 and $675,760 as compensation for all directors and officers.

Sales Transactions:

One of the Company’s directors owns a minority interest in a client company, IMDS Inc. Accounts receivable at year end with this customer totaled $Nil and $31,895 as at March 31, 2011 and 2010 respectively. As of March 31, 2010 we had recorded a 100% allowance against our  investment in IMDS because IMDS financial information was unavailable.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

16.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2011	March 31, 2010
Accrued employee benefit taxes and payroll	$545,815	$182,137
Accrued travel	26,468	31,891
Advances and deposits	374,511	116,687
Commissions	26,553	21,597
Accrued audit and tax preparation fees	21,586	11,152
Reserve for warranty costs	21,260	20,238
Reserve for income taxes	113,588	—
Accrued interest	2,704	168
Accrued consulting fees	19,935	47,382
Other accrued expenses	103,728	60,284
	$1,256,148	$491,536

17.	INCOME TAXES

The domestic and foreign (“Belgium”, “Singapore”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2011	March 31, 2010
Domestic	$(1,896,529)	$(2,117,891)
Foreign	1,276,797	(1,000,485)
	$(619,732)	$(3,118,376)

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2011	March 31, 2010
Domestic — Net operating loss carryforward	$7,533,300	$6,869,515
Foreign — Net operating loss carryforward	691,369	917,951
Total	8,224,669	7,787,466
Valuation allowance	(8,224,669)	(7,787,466)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2011 and March 31, 2010 are as follows:

	March 31, 2011	March 31, 2010
Domestic
Pre tax income (loss)	$(1,896,529)	$(2,117,891)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(663,785)	(741,262)
Valuation allowance	663,785	741,262
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	1,276,797	(1,000,485)
Statutory tax rate	35%	32%
Tax expense (benefit) based upon statutory rate	446,879	(320,155)
Permanent differences	226,582	320,155
		—
Net foreign income tax expense (benefit)	220,297	—
Total Income tax (benefit )	$220,297	$—

18.	EQUITY COMPENSATION PLANS

As of March 31, 2011, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2011 and March 31, 2010 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2009	250,000	1.20	$668,166	0.89	$1,000,000	1.15	$150,000	$1.75
Granted	—	—	—	—	—	—	200,000	.39
Options outstanding, March 31, 2010	250,000	1.20	668,166	0.89	1,000,000	1.15	350,000	.97
Cancelled or expired	—	—	(110,666)	4.00	—	—	—	—
Options outstanding, March 31, 2011	250,000	1.20	557,500	0.89	1,000,000	1.15	350,000	.97
Options exercisable March 31, 2011	240,833	1.20	557,500	1.65	931,665	1.04	316,666	.70
Exercise price range	$0.50 - $2.39		$0.50 - $2.46		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	1.8 years		6 years		7.1 years		4.5 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,807,500	$1.15	242,500
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,627,500	$1.09	242,500

During the year ended March 31, 2010 the Company granted 200,000 options pursuant to a Purchase and Sale Agreement (Note 3) which were valued at $62,108 based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $.39 per share, an annualized volatility of 112%, a risk free interest rate of 1.3% and an expected life of five years.  The options are exercisable at $0.39 each, for a period of five years.

For the year ended March 31, 2010, the Company recognized $467,908 (2009 — $670,455) in compensation expense in the consolidated statement of operations and $62,108 as part of the cost of its acquisition of Glamsmile Asia (see Note 3).

For the year ended March 31, 2011, the Company recognized $113,682 (2010 — $467,908) in compensation expense in the consolidated statement of operations.

19.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of March 31, 2011 and March 31, 2010, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2009	10,638,305	$1.58
Granted	1,210,000	1.00
Cancelled or expired	(740,000)	1.00
Warrants outstanding March 31, 2010	11,108,305	1.55
Cancelled or expired	(3,313,678)	1.58
Warrants outstanding March 31, 2011	7,794,627	1.50
Warrants exercisable March 31, 2011	7,794,627	$1.50
Exercise price range	$1.00 to $1.65
Weighted average remaining life	1.5 Years

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

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V., GlamSmile Asia, Ltd.  and Sylphar Asia Pte Ltd.

	Revenues For the year ended March 31, 2011	Long-lived Assets As at March 31, 2011
	(a)
United States	$2,324,102	$700,222
Europe	7,868,285	1,183,795
China	2,388,597	383,871
Singapore	724	228

Total	$12,581,708	$2,268,116

	Revenues For the year ended March 31, 2010	Long-lived Assets As at March 31, 2010
	Revenues (a)
United States	$2,909,901	$1,480,372
Europe	4,927,345	1,770,459
China	234,950	181,169
Singapore	175,744	346

Total	$8,247,940	$3,432,346

(a) Revenues are attributed to country based on location of customer.

21.	COMMITMENTS

Real Estate Lease:

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,266 per month ($10,298 per month at March 31, 2011 rate).  The nine year lease did expire at December 31, 2010. A new agreement was negotiated with the unrelated party and was agreed, which allowed the company to lease on a yearly base instead of the previous nine year lease base, at a base rent of € 7,378 ($10,457 per month at March 31, 2011).

The Company leases a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008. Additionally, to support and house our Research and Development Division, as of October 15, 2009, an additional 2,290 square feet are being leased from the same unrelated party from which we lease out sales and marketing division, at a base rent of €5,031 per month for the total location ($7,130 per month at March 31, 2011).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2011:

March 31, 2012	479,650
March 31, 2013	292,964
March 31, 2014	241,002
March 31, 2015	180,171
March 31, 2016	83,843
After five years	146,726
Total:	$1,424,656

22.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2011		March 31, 2010
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	$1,662,520	$1,662,520	$613,466	$613,466
Accounts receivable	2	$2,764,651	$2,764,651	$811,009	$811,009
Long term investments and advances	3	$750,000	$—	$750,000	$750,000
Line of credit	2	$2,160,674	$2,160,674	$674,600	$674,600
Short term debt	2	$400,000	$400,000	$—	$—
Deferred revenue	2	$475,250	$475,250	$—	$—
Accounts payable	2	$1,744,252	$1,744,252	$1,932,683	$1,932,683
Accrued liabilities	2	$1,256,148	$1,256,148	$1,016,220	$1,016,220
Due to non-related parties	2	$—	$—	$268,484	$268,484
Long term debt	2	$458,236	$458,236	$641,371	$641,371

The following method was used to estimate the fair values of our financial instruments:

The carrying amount of level 1 and level 2 financial instruments approximates fair value because of the short maturity of the instruments.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2011 or March 31, 2010. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Year ended March 31, 2011	Year ended March 31, 2010
Long term investments and advances:
Beginning balance	$750,000	$750,000
Gains (losses) included in net loss	(750,000)	—
Transfers in (out of level 3)	—	—

Ending balance	$—	$750,000

23.	RESTRUCTURING OF OTC BUSINESS

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

Then pursuant to a Deed of Contribution, the Company transferred all of the Company’s ownership interest in its OTC operating subsidiaries, consisting of Sylphar USA, Sylphar Asia Pte Ltd (formerly Remedent Asia Pte Ltd), Sylphar NV (“OTC Subsidiaries”), into Remedent OTC BV, a Dutch holding company and a wholly owned subsidiary of the Company (“Remedent OTC”) in exchange for €1,000,160.

Subsequent to the contribution of the OTC Subsidiaries to Remedent OTC, the Company sold fifty percent (50%) of its interest in Remedent OTC to Robin List, a former Chief Executive Officer, President and Director of the Company, in exchange for 723,000 restricted shares of common stock of the Company held by Mr. List (“Exchanged Shares”), pursuant to a Share Purchase Agreement on December 10, 2008.  The Exchanged Shares were returned to treasury.  The Exchanged Shares were valued at $1.15 per share, based upon the Company’s share value at the time of the agreement, for an aggregate value of $831,450.   As a result, Mr. List and the Company equally own 50% of Remedent OTC with the Company currently controlling Remedent OTC through its board representations pursuant to the terms of a certain Voting Agreement entered into by the Company and Mr. List concurrently with the Share Purchase Agreement.  The Voting Agreement provides that, the Company will initially have 2 board representations and Mr. List will have 1 board representation.  However upon the occurrence of a “Triggering Event” (as defined in the Voting Agreement), the Company will have 1 board representation and Mr. List will have 2 board representations.

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

In fiscal year ended March 31, 2011, the Company transferred its 50% ownership interest to Remedent N.V. in exchange for reduction of intercompany debt between Company and Remedent N.V.

24.  DEFERRED REVENUE

In September 2010, we entered into a license agreement with Excelsior Medical (HK) (“EM” and the “EM license agreement”). Under the EM license agreement, we granted EM an exclusive license to certain Asian territories in exchange for $500,000 which was received during the year ended March 31, 2011.

The Company received a further $500,000 from EM as an advance payment for veneers.  The $500,000 advance, less taxes withheld, has been recorded as deferred revenue of $475,250.  Upon delivery of veneers the COGS will be recorded and the revenue recognized.

25.  SUBSEQUENT EVENT

On June 3, 2011, the Company obtained a loan in the principal amount of $1,000,000 (the “Loan”) from an unrelated private company, In connection with the Loan, the Company issued a promissory note, with a simple interest rate of 5% per annum, secured by certain assets of the Company (the “Note”).  The maturity date of the Note is June 3, 2014.