Form 10-Q
period 2011-06-30
REMEDENT, INC.
filed 2011-08-15
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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
Yes ☐                                 No ☒

As of August 4, 2011, there were 19,995,969 outstanding shares of the registrant’s common stock, includes  723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,975,682	$1,662,520
Accounts receivable, net of allowance for doubtful accounts of $29,719 at June 30, 2011 and $28,975 at March 31, 2011	2,092,397	2,764,651
Inventories, net	2,294,648	2,164,046
Prepaid expense	874,546	762,953
Total current assets	8,237,273	7,354,170
PROPERTY AND EQUIPMENT, NET	1,263,851	1,401,735
OTHER ASSETS
Patents, net	242,299	166,746
Goodwill (Note 3)	699,635	699,635
Total assets	$10,443,058	$9,622,286
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$137,841	$184,679
Line of Credit	2,304,115	2,160,674
Short term loan (Note 4)	441,702	400,000
Accounts payable	1,831,486	1,744,253
Accrued liabilities	951,472	1,256,148
Deferred revenue (Note 20)	475,250	475,250
Due to related parties (Note 3)	—	95,354
Total current liabilities	6,141,866	6,316,358
Long term debt less current portion	1,273,557	273,557
Total liabilities	7,415,423	6,589,915

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2011 and March 31, 2011 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2011 and March 31, 2011 respectively	(831,450)	(831,450)
Additional paid-in capital	24,868,908	24,855,883
Accumulated deficit	(21,447,788)	(21,113,118)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(777,670)	(834,949)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	1,929,496	2,193,862
Non-controlling interest	1,098,139	838,509
Total stockholders’ equity	3,027,635	3,032,371
Total liabilities and equity	$10,443,058	$9,622,286

COMMITMENTS (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2011	2010

Net sales	$3,001,971	$3,436,759
Cost of sales	817,397	914,337
Gross profit	2,184,574	2,522,422
Operating Expenses
Research and development	116,496	65,545
Sales and marketing	665,978	512,976
General and administrative	1,152,007	1,152,712
Depreciation and amortization	178,870	201,202
TOTAL OPERATING EXPENSES	2,113,351	1,932,435
INCOME (LOSS) FROM OPERATIONS	71,223	589,987
OTHER (EXPENSES) INCOME
Interest expense	(111,522)	(54,891)
Other income	51,649	38,860
TOTAL OTHER (EXPENSES) INCOME	(59,873)	(16,031)

NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	11,350	573,956

INCOME TAXES	(86,393)	(6,229)
NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST	(75,043)	567,727

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	259,630	255,577

NET (LOSS) INCOME ATTRIBUTABLE TO REMEDENT, INC. COMMON STOCKHOLDERS	$(334,673)	$312,150

(LOSS) INCOME PER SHARE
Basic	$(0.02)	$0.02
Fully diluted	$(0.02)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	21,160,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	For the three months ended June 30,
	2011	2010

NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT COMMON STOCKHOLDERS	$(334,673)	$312,150

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	57,279	(177,648)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(277,934)	134,502

LESS: COMPREHENSIVE (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	(15,865)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO REMEDENT COMMON STOCKHOLDERS	$(277,934)	$150,367

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(75,043)	$567,727
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	178,870	201,202
Inventory reserve	(24,365)	(62,904)
Allowance for doubtful accounts	744	(6,237)
Value of stock options issued to employees	13,025	101,450
Changes in operating assets and liabilities:
Accounts receivable	672,254	(1,175,895)
Inventories	(130,602)	310,800
Prepaid expenses	(111,593)	(17,909)
Accounts payable	10,914	(207,856)
Accrued liabilities	(304,676)	(5,238)
Accrued and unpaid interest on long term debt	41,702	—
Due to related parties	(95,354)	(2,627)
Net cash used by operating activities	175,876	(297,487)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent rights	(25,440)	—
Purchases of equipment	(23,574)	(118,695)
Net cash used by investing activities	(49,014)	(118,695)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	1,000,000	—
Net (repayments of) capital lease note payable	(46,838)	(56,296)
Proceeds from line of credit	143,441	1,212,463
Net cash provided by financing activities	1,096,603	1,156,167
NET (DECREASE) INCREASE IN CASH	1,223,465	739,985
Effect of exchange rate changes on cash and cash equivalents	89,697	(156,563)
CASH AND CASH EQUIVALENTS, BEGINNING	1,662,520	613,466
CASH AND CASH EQUIVALENTS, ENDING	$2,975,682	$1,196,888
Supplemental Information:
Interest paid	$36,397	$27,097
Income taxes paid	$—	$—
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:

Proceeds from capital lease notes payable	$—	$36,945

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

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2011.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended March 31, 2012. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2011, and particularly to Note 2, which includes a summary of significant accounting policies.

Pervasiveness of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates estimates and judgments, including those related to revenue, bad debts, inventories, property and equipment, intangible assets, stock based compensation, income taxes, and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes reasonable in the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Goodwill

Goodwill is not amortized, but is tested for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount may not be recoverable. These impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. To June 30, 2011, management has not identified any impairment of goodwill.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit, short term and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s long-term debt consists of its revolving credit facility,  long-term capital lease obligations and long term loans. The carrying value of the revolving credit facility approximates fair value because of its variable short-term interest rates.  The fair value of the Company’s long-term capital lease obligations and the long term loans are based on current rates for similar financing.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $106,042 at June 30, 2011 and $130,407 at March 31, 2011.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Three months ended June 30, 2011	Year ended March 31, 2011
Product warranty liability:
Opening balance	$21,260	$20,238
Reductions for payments made
Accruals for product warranties issued in the period	(435)	(11,620)
Adjustments to liabilities for pre-existing warranties	981	12,642
Ending liability	$21,806	$21,260

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $21,806 and $21,260 as of June 30, 2011 and March 31, 2011, respectively.

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

At each of June 30, 2011 and March 31, 2011, the Company had 19,995,969, shares of common stock issued and outstanding.  At each of June 30, 2011 and March 31, 2011, the Company had  7,794,627 warrants and 2,157,500 options outstanding.  As of June 30, 2011, all outstanding warrants and options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.  Pursuant to ASC 206-10-50-1(c), the fully diluted share calculation for the period ended June 30, 2010 excluded all but 1,165,000 options since all other warrants and options were priced at more than the Company’s share trading price for the three month period ended June 30, 2010.  Similarly, if a fully diluted share calculation was computed for the three months ended June 30, 2011 it would have excluded all warrants and all but 1,165,000 options but, a fully diluted share calculate was not computed because it would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners., including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains and (losses) of $57,279 and $(177,648) for the three months ended June 30, 2011 and 2010, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronouncements

Recently Adopted

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning April 1, 2011.  The adoption of ASU 2009-13 has had no impact upon the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements – a consensus of the FASB Emerging Issues Task Force , which changes the accounting model for revenue arrangements that include both tangible products and software elements. This new guidance removes from the scope of the software revenue recognition guidance in ASC 985-605, Software Revenue Recognition, those tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality. In addition, this guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance as well as provides further guidance on determining which software, if any, relating to the tangible product also would be excluded from the scope of software revenue recognition guidance. The guidance further identifies specific factors in determining whether the tangible product contains software that works together with the non-software components of the tangible product to deliver the tangible product’s essential functions. Guidance is also provided on how a vendor should allocate arrangement consideration to deliverables in an arrangement containing both tangible products and software. The disclosures mandated in ASU 2009-13 are also required by this new guidance. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning April 1, 2011. The adoption of ASU 2010-14 has had no impact upon the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17 ,” Revenue Recognition – Milestone Method”. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. ASU 2010-17 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning April 1, 2011.   The adoption of ASU 2010-17 has had no impact upon the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 and updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2012. The adoption of ASU 2010-28 has had no impact upon the Company’s consolidated financial statements.

Not yet adopted

In May 2011, the FASB issued ASU 2011-04 and updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 and updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

3.	ACQUISITION OF GLAMSMILE ASIA LTD.

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.	325,000 Euro (US$466,725). As of March 31, 2011 the full amount was paid.
2.
250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011($97,500 was recorded as an obligation to issue shares as at March 31, 2010) As of June 30, 2011 the shares remain unissued.  The parties have agreed that the shares will be issued during fiscal year ended March 31, 2012.

3.	100,000 options on closing (issued);
4.	100,000 options per opened store at closing (issued);
5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;
6.	Assumption of Glamsmile’s January 1, 2010 deficit of $73,302.; and
7.
Repayment of the founding shareholder’s original advances in the amount of $196,599.  The balance of $196,599, recorded as due to related parties at March 31, 2010, is unsecured, non-interest bearing and has no specific terms of repayment other than it will be paid out of revenues from Glamsmile, as working capital allows.  During the year ended March 31, 2011 a total of $101,245 was paid to the founding shareholder, leaving a balance due of $95,354 which was paid to the founding shareholder on June 27, 2011.

All options reside under the Company’s option plan and are five year options.

Also pursuant to the agreement, the Company has granted irrevocable right to Glamsmile Asia to use the Glamsmile trademark in Greater China.

The Company acquired a 50.98% interest in GlamSmile Asia Ltd. (“GlamSmile Asia”) in order to obtain a platform in the Chinese Market to expand and introduce our GlamSmile Asia concept into the Chinese Market. In order to sell into the Chinese Market, an approval by Chinese Authorities is required, in the form of licenses. As GlamSmile Asia was already the owner of such licenses prior to the acquisition, this was an important advantage. We obtained control of GlamSmile Asia through the acquisition of the 50.98% interest and the appointment of our CEO as a Board member of GlamSmile Asia. (leave in next update Joan, will ask audit with today’s updated version)

In connection with this acquisition the Company has recorded goodwill of $699,635.

(a)	Details of the acquisition date fair value transferred, and allocation thereof are as follows:

$

Common shares (250,000 at $0.39/share) (rate at December 31, 2009)	97,500
325,000 Euro (at 1.436077)	466,725
200,000 stock options (*)	62,108
Total consideration	626,333

Cash	167,288
Accounts receivable	27,836
Inventory	23,347
Equipment, net	76,647
Accounts payable	145,996
Accruals	25,446
Other payables	196,978

Net liability (sub-consolidated financial statements of GlamSmile Asia Ltd including the Mainland China Subsidiaries)	73,302

Goodwill	699,635
_____________
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

On March 25, 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with an unrelated private individual pursuant to which the Company borrowed $400,000 in exchange for a secured  promissory note (“Promissory Note”)  for a total repayment amount of $500,000 (“Repayment Amount”).  The Repayment Amount is due on or by December 31, 2011 (the “Maturity Date”) and represents the total and only indebtedness due and in connection with the Promissory Note, inclusive of interest. At June 30, 2011 an amount of $ 41,702 was added as accrued interest for the period.   As set forth in the Security Agreement entered into  by the Company concurrently with the execution of the Loan Agreement (“Security Agreement”), the Repayment Amount is secured by the Company’s  right, title or interest in the payment in the aggregate amount of $500,000, due to the  Company by Den-Mat Holdings, LLC (“Den-Mat”) on  December 31, 2011 pursuant to  Section 2.3(f) of that certain Amendment No. 1 to First Fit Crown Distribution and License Agreement made as of February 16, 2010, by and among Company,  Remedent N.V., a Belgian corporation  and Den-Mat.

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

The Company has received $618,439 in royalty payments and $3,500,000 in milestone payments, subsequent to the initial payment of $2,425,000.

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

(*) In 2009, the Company and Den-Mat agreed that the shares underlying the warrants would be registered pursuant to a registration statement upon the earlier occurrence of (a) Den-Mat’s demand for the shares to be registered, or (b) an initiation and filing of a registration statement by other investors or the Company.  As of June 30, 2011, neither event has occurred to trigger a registration statement.  As a result, the Company is not under default under the distribution agreement and there is no impact on the distribution agreement or the accounting for the distribution agreement.

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

On March 29, 2010, a certain Amendment No. 1 was made to the First Fit Distribution Agreement dated June 3, 2009.  The terms of Amendment No. 1 are as follows:

The total purchase price for the First Fit IP consists of installment payments and royalty payments.  The cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown (received); (b) $525,000 on or before March 15, 2010 (received); (c) $700,000 on June 30, 2010(received); and (d) $500,000 on December 31, 2010(received), June 30, 2011 (during the three months ended June 30, 2011 the Company agreed to postpone receipt of the $500,000 due from Den-Mat on June 30, 2011 to be received as follows: $250,000 at the end of September, 2011 and $250,000 at the end of October, 2011) and December 31, 2011 (see Note 4). In connection with the execution of the First Fit Agreement, Den-Mat also agreed to make an advance cash payment of $75,000 to the Company towards the purchase price (received).  In addition to the cash component, Den-Mat agreed to pay Remedent a royalty payment equal to a certain percent of Den-Mat’s net revenues generated by the sale of the First Fit products.  Concurrent with the execution of the First Fit Amendment, the Company and Den-Mat entered into Amendment No. 2 to the Amended and Restated Distribution, License and Manufacturing Agreement (“Glamsmile Amendment”) pursuant to which certain provisions of a certain Amended and Restated Distribution, License and Manufacturing Agreement previously entered into by the Company and Den-Mat on June 3, 2009 and subsequently amended on August 11, 2009, were amended.  The Glamsmile Amendment became effective concurrently with the effectiveness of the First Fit Amendment on February 16, 2010.  Among other things, the Glamsmile Amendment (1) permits the Company to purchase its requirements for GlamSmile Products from another party, other than Den-Mat,  provided the Company pays Den-Mat a royalty payment on net revenues received by the Company per unit/tooth, (2) decreases the percentage of securities to be covered in a warrant to purchase securities of B2C Market Subsidiary and the exercise price of such warrant to be issued to Den-Mat  in the event a B2C Market Subsidiary is formed under the terms set forth in such agreement, (3) expands the definition of “Excluded Market” to include Australia, Belgium, France and United Arab Emirates, and (4) provides a consulting fee, equal to a percentage of net revenues received by Den-Mat from the Sale of unit/teeth and trays, to the Company for its services, support  and certain additional consideration, (5) terminates certain provisions relating to minimum requirement obligations and rights, and (6) amends the formula for calculation of a certain exit fee in the event of a change of control.   The Company received an advance of $25,000 from Den-Mat in February 2010 and the Amended Agreement became binding.

6.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At June 30, 2011, five customers accounted for 64% of the Company’s trade accounts receivables, and one customer accounted for 28.5%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the three months ended June 30, 2011 the Company had five suppliers who accounted for 26.2% of gross purchases. For the three months ended June 30, 2010 the Company had five suppliers who accounted for 26.0% of gross purchases.

Revenues —  For the three months ended June 30, 2011 the Company had five customers that accounted for 32% of total revenues. For the three months ended June 30, 2010 the Company had five customers that accounted for 47% of total revenues.

7.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	June 30, 2011	March 31, 2011
Accounts receivable, gross	$2,122,116	$2,793,626
Less: allowance for doubtful accounts	(29,719)	(28,975)
Accounts receivable, net	$2,092,397	$2,764,651

8.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2011	March 31, 2011
Raw materials	$76,564	$72,305
Components	829,626	685,553
Finished goods	1,494,500	1,536,595
	2,400,690	2,294,453
Less: reserve for obsolescence	(106,042)	(130,407)
Net inventory	$2,294,648	$2,164,046

9.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2011	March 31, 2011
Prepaid materials and components	$533,892	$469,784
Prepaid Belgium taxes	44,985	8,249
VAT payments in excess of VAT receipts	158,473	153,012
Prepaid interest	3,977	—
Prepaid trade show expenses	2,501	25,973
Prepaid rent	51,949	11,907
Other	78,769	94,028
	$874,546	$762,953

10.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2011	March 31, 2011
Furniture and Fixtures	$989,256	$985,926
Machinery and Equipment	2,915,131	2,894,888
Tooling	—	188,450
	3,904,387	4,069,264
Accumulated depreciation	(2,640,536)	(2,667,529)
Property & equipment, net	$1,263,851	$1,401,735

11.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V. and Sylphar N.V.  On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V and Sylphar NV are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of June 30, 2011 and March 31, 2011, Remedent N.V. and Sylphar N.V. had in aggregate, $2,304,115 and $2,160,674 in advances outstanding, respectively, under the mixed-use line of credit facilities.

12.	LONG TERM DEBT

Capital Lease Agreements:

On October 24, 2006, the Company entered into a five year capital lease agreement for manufacturing equipment totaling €123,367 (US $179,339). On May 15, 2008, the Company entered into a capital lease agreement over a three year period for additional manufacturing equipment totaling €63,395 (US $92,157). On August 18, 2009, the Company entered into a capital lease agreement over a three year period for additional manufacturing equipment totaling €170,756 (US $248,228). On January 15, 2010, the Company entered into a  capital lease agreement over a 5 year period for veneer manufacturing equipment totaling € 251,903 (US $366,191).

The leases require monthly payments of principal and interest at between 7.43% and 9.72% and provide for buyouts at the conclusion of the lease terms of between 1% and 4% of the original value of the contract.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The net book value as of June 30, 2011 and March 31, 2011 of the equipment subject to the foregoing leases are $411,398 and $458,236 respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2011:

Year ending March 31:

2012	$147,902
2013	121,606
2014	82,805
2015 and 2016	83,509
Later years	—
Total minimum lease payments	435,822
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	435,822
Less: Amount representing interest (*)	24,424
Present value of minimum lease payments (**)	$411,398
*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
** Reflected in the balance sheet as current and non-current obligations under capital leases of $137,841 and $273,557 respectively.

Secured Debt Agreement

On June 3, 2011, the Company obtained a loan in the principal amount of $1,000,000 (the “Loan”) from an unrelated private company, In connection with the Loan, the Company issued a promissory note, with a simple interest rate of 5% per annum, secured by certain assets of the Company (the “Note”).  The maturity date of the Note is June 3, 2014.  Interest of $50,000 per annum is payable in cash on an annual basis.

13.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2011 and 2010 respectively, the Company incurred $164,275 and $185,661 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

14.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2011	March 31, 2011
Accrued employee benefit taxes and payroll	$197,082	$545,815
Accrued travel	20,306	26,468
Advances and deposits	342,424	374,511
Commissions	32,863	26,553
Accrued audit and tax preparation fees	15,525	21,586
Reserve for warranty costs	21,806	21,260
Reserve for income taxes	196,293	113,588
Accrued interest	1,472	2,704
Accrued consulting fees	30,147	19,935
Other accrued expenses	93,554	103,728
	$951,472	$1,256,148

15.	EQUITY COMPENSATION PLANS

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

The following table provides aggregate information as of June 30, 2011 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2011 and June 30, 2011	250,000	1.20	557,500	0.89	1,000,000	1.15	350,000	.97
Options exercisable June 30, 2011	240,833	1.20	557,500	1.65	931,665	1.04	316,666	.70
Exercise price range	$0.50 - $2.39		$0.50 - $2.46		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	1.5 years		5.8 years		6.9 years		4.3 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,807,500	$1.15	242,500
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,627,500	$1.09	242,500

For the three month period ended June 30, 2011 the Company recognized $13,025 (2010 — $101,450) in compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the three month period ended June 30, 2011.

16.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of June 30, 2011 and March 31, 2011, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding March 31, 2011 and June 30, 2011	7,794,627	1.50
Warrants exercisable June 30, 2011	7,794,627	$1.50
Exercise price range	$1.00 to $1.65
Weighted average remaining life	1.5 Years

17.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V., GlamSmile Asia, Ltd.  and Sylphar Asia Pte Ltd.

	Revenues For the three month period ended June 30, 2011	Revenues for the three month period ended June 30, 2010
	Revenues (a)	Revenues (a)
United States	$320,047	$1,176,871
Europe	1,759,149	1,689,010
China	922,775	570,154
Singapore	—	724

Total	$3,001,971	$3,436,759

	Long-lived Assets As at June 30, 2011	Long-lived Assets As at March 31, 2011
United States	$699,997	$700,222
Europe	1,120,343	1,183,795
China	385,217	383,871
Singapore	228	228

Total	$2,205,785	$2,268,116
(a) Revenues are attributed to country based on location of customer.

18.	COMMITMENTS

Real Estate Lease:

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,266 per month ($10,563 per month at June 30, 2011 rate).  The nine year lease expired on December 31, 2010 and a new annual lease agreement at a base rent of €7,378 ($10,725 per month at June 30, 2011) was agreed with the unrelated party.

The Company leases a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008. Additionally, to support and house our Research and Development Division, as of October 15, 2009, an additional 2,290 square feet are being leased from the same unrelated party from which we lease out sales and marketing division, at a base rent of €5,031 per month for the total location ($7,314 per month at June 30, 2011).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at June 30, 2011:

March 31, 2012	358,028
March 31, 2013	297,573
March 31, 2014	245,186
March 31, 2015	182,693
March 31, 2016	85,997
After five years	150,494
Total:	$1,319,971

19.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		June 30, 2011		March 31, 2011
		Carrying	Fair	Carrying	Fair
	Level	value	Value	Value	value
Cash and cash equivalents	1	$2,975,682	$2,795,682	$1,662,520	$1,662,520
Accounts receivable	2	$2,092,397	$2,092,397	$2,764,651	$2,764,651
Long term investments and advances	3	$750,000	$—	$750,000	$—
Line of credit	2	$2,304,115	$2,304,115	$2,160,674	$2,160,674
Short term debt	2	$441,702	$441,702	$400,000	$400,000
Deferred revenue	2	$475,250	$475,250	$475,250	$475,250
Accounts payable	2	$1,831,486	$1,831,486	$1,744,252	$1,744,252
Accrued liabilities	2	$951,472	$951,472	$1,256,148	$1,256,148
Due to related parties	2	$—	$—	$95,354	$95,354
Long term debt	2	$1,411,398	$1,411,398	$458,236	$458,236

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three months ended June 30, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

20.  DEFERRED REVENUE

In September 2010, we entered into a license agreement with Excelsior Medical (HK) (“EM” and the “EM license agreement”). Under the EM license agreement, we granted EM an exclusive license to certain Asian territories in exchange for $500,000 which was received during the year ended March 31, 2011.

The Company received a further $500,000 from EM as an advance payment for veneers.  The $500,000 advance, less taxes withheld, has been recorded as deferred revenue of $475,250.  Upon delivery of veneers the COGS will be recorded and the revenue recognized.  As of June 30, 2011 the veneers have not yet been delivered.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2011 and June 30, 2010. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 14, 2011 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2011	2010
	(unaudited)
NET SALES	100.00%	100.00%
COST OF SALES	27.23%	26.60%
GROSS PROFIT	72.77%	73.40%
OPERATING EXPENSES
Research and development	3.88%	1.91%
Sales and marketing	22.18%	14.93%
General and administrative	38.38%	33.54%
Depreciation and amortization	5.96%	5.85%
TOTAL OPERATING EXPENSES	70.40%	56.23%
INCOME (LOSS) FROM OPERATIONS	2.37%	17.17%
Other income (expense)	(1.99)%	(0.47)%
INCOME (LOSS) BEFORE TAXES AND NON-CONTROLLING INTEREST	0.38%	16.7%
Income taxes	(2.88)%	(0.18)%
INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(2.50)%	16.52%
Non-controlling interest	8.65%	7.44%
NET INCOME (LOSS)	(11.15)%	9.08%

Net Sales

           We experienced a sales decrease for the three months ended June 30, 2011 of $434,788 or 12.7% to $3,001,971 as compared to $3,436,759 for the three months ended June 30, 2010.  The decrease in sales was mainly because of our US sales have decreased as a result of our increased focus in Asia, at the expense of our US marketing efforts.  During the quarter ended June 30, 2011 our sales were positive and increasing versus our last year’s results in Asia.  However, our current results are not yet sufficient to compensate for the decreased sales on the US market. Additionally, we received a non recurring fee in connection with the First Fit distribution agreement which was included in the quarter ending June 30, 2010.

Cost of Sales

Our cost of sales decreased for the three months ended June 30, 2011 by $96,940 or 10.6% to $817,397 as compared to $914,337 for the three months ended June 30, 2010. Cost of sales, as a percentage of net sales, has increased to 27.2% in the quarter ended June 30, 2011 as compared to 26.6% in the quarter ended June 30, 2010.   Cost of sales as a percentage of sales has increased because of the non recurring First Fit distribution agreement fee  which was included in the quarter ending June 30, 2010, as noted above. We continue to closely monitor and look for new strategies to optimize and improve our current processes in order to decrease our costs.

Gross Profit

Our gross profit decreased by $337,848 or 13.4%, to $2,184,574 for the three month period ended June 30, 2011 as compared to $2,522,422 for the three month period ended June 30, 2010. Our gross profit as a percentage of sales decreased to 72.8% in the three months ended June 30, 2011 as compared to 73.4% for the three months ended June 30, 2010. The decrease in gross profit is the result of he non recurring fee in reference to the First Fit Distribution agreement.

Operating Expenses

Research and Development . Our research and development expenses increased by $50,951 or 77.7% to $116,496 for the three months ended June 30, 2011 as compared to $65,545 for the three months ended June 30, 2010.   We are in the final phase of completing the protocol to optimize the functioning of the Milling Machine.  As a result, our related Research and Development costs have increased in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Sales and marketing costs . Our sales and marketing costs increased by $153,002 or 29.8%, to $665,978 for the three months ended June 30, 2011 as compared to $512,976 for the three months ended June 30, 2010. The increase is largely due to the cost of our marketing efforts with respect to our new Asian GlamSmile Sales Facilities.

General and administrative costs . Our general and administrative costs for the three months ended June 30, 2011 and 2010 were $1,152,007 and $1,152,712, respectively, representing a decrease of $705.

Depreciation and amortization.   Our depreciation and amortization decreased $22,332 or 11.1%, to $178,870 for the three months ended June 30, 2011 as compared to $201,202 for the three months ended June 30, 2010.   The decrease is largely due to the complete amortization of previous investments in machinery and equipment.

Other income (expense).   Our other income (expense) was $(59,873) for the three months ended June 30, 2011 as compared to $(16,031) for the three months ended June 30, 2010, an increase in expense of $43,842.   The increase in expense is largely because of increased interest costs as a result of an increase in our short and long term debt in the amount of $400,000 and $1,000,000 respectively.

Internal and External Sources of Liquidity

As of June 30, 2011, we had current assets of $8,237,273 compared to $7,354,170 at March 31, 2011. This increase of $883,103 was primarily due to an increase in cash and cash equivalents of $1,313,162 and an increase in inventories and prepaid expense of $130,602 and $111,593 respectively, offset by a decrease in accounts receivable of $672,254. Current liabilities at June 30, 2011 were $6,141,866 as compared to $6,316,358 at March 31, 2011.  The decrease in current liabilities of $174,492 was primarily as a result of a decrease in accrued liabilities in the amount of $304,676, a decrease in the current portion of our long-term debt in the amount of $46,838, and a decrease in amounts due to related parties of $95,354, offset by an increase in our line of credit of $143,441, short term loan $41,702 and accounts payable $87,233.

As of June 30, 2011, we had cash and cash equivalents of $2,975,682. We anticipate that we will need to raise additional funds to satisfy our work capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in China and Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

We are currently investing in new Glamsmile studios in Shanghai, Wenzhou, Brussels and Rome.  We expect studio openings to be in the third and fourth quarter for the year ending March 31,  2012.  As a result, we expect to increase our investment in property and equipment.  We also expect that there may be a significant change in the number of our employees over the next 12 months.

Cash and Cash equivalents

Our balance sheet at June 30, 2011 reflects cash and cash equivalents of $2,975,682 as compared to $1,662,520 as of March 31, 2011, an increase of $1,313,162. The increase of cash and cash equivalents is primarily as a result of an increase in our secured debt of $1,000,000 and additionally, the positive cash flows in China and Hong Kong, which are saved to auto-finance the local expansion .

Operations

Net cash provided by/(used by) operations was $175,876 for the three months ended June 30, 2011 as compared to net cash used by operations of $(297,487) for the three months ended June 30, 2010. The increase in net cash provided by operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is primarily as a result of our success in the Asian market, combined with the success of our newly launched OTC products, which have been very well received.

Investing activities

Net cash used in investing activities totaled $49,014 for the three months ended June 30, 2011 as compared to net cash used in investing activities of $118,695 for the three months ended June 30, 2010. Cash used in the three months ended June 30, 2011 was mainly for additional equipment for our new planned GlamSmile Studios, which are planned to open late fall, winter this year. Cash used in the three months ended June 30, 2010 was mainly for machinery and related software to support our increasing number of veneer designers.

Financing activities

Net cash provided by financing activities totaled $1,096,603 for the three months ended June 30, 2011, as compared to $1,156,167 for the three months ended June 30, 2010.  The decrease in the net cash provided by financing activities in the three month period ended June 30, 2011 of $59,564 was primarily as a result of our decreased use of our line of credit offset by an increase in our long term debt of $1,000,000.

During the three months ended June 30, 2011 and June 30, 2011, we recognized an increase/ (decrease) in cash and cash equivalents of $89,697 and $(156,563), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

           We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures..

           Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2011 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No	Description

31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
__________________

* Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Date: August 12, 2011	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Stephen Ross
Name: Stephen Ross
Title: Chief Financial Officer (Principal Accounting Officer)