Form 10-Q
period 2011-09-30
REMEDENT, INC.
filed 2011-11-21
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐                                 No ☒

As of October 31, 2011, there were 19,995,969 outstanding shares of the registrant’s common stock, includes  723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

Page Number

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2011 and September 30, 2010 (Unaudited)	2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2011 and September 30, 2010 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2011 and September 30, 2010 (Unaudited)	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. [Removed and Reserved.]	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signature Page	27

PART I – FINANCIAL INFORMATION
Item 1.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2011	March 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,257,275	$1,662,520
Accounts receivable, net of allowance for doubtful accounts of $26,640 at September 30, 2011 and $28,975 at March 31, 2011	2,383,601	2,764,651
Inventories, net	1,998,227	2,164,046
Prepaid expenses	994,016	762,953
Total current assets	8,633,119	7,354,170
PROPERTY AND EQUIPMENT, NET	1,154,128	1,401,735
OTHER ASSETS
Patents, net	210,439	166,746
Goodwill (Note 3)	699,635	699,635
Total assets	$10,697,321	$9,622,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$88,440	$184,679
Line of credit	2,215,602	2,160,674
Short term loan	468,385	400,000
Accounts payable	1,535,036	1,744,253
Accrued liabilities	868,436	1,256,148
Deferred revenue (Note 20)	1,580,358	475,250
Due to related parties	—	95,354
Total current liabilities	6,756,257	6,316,358
Long term debt less current portion	1,291,092	273,557
Total liabilities	8,047,349	6,589,915

EQUITY:
REMEDENT, INC. STOCKHOLDERS’ EQUITY
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at September 30, 2011 and March 31, 2011)	19,996	19,996
Treasury stock, at cost; 723,000 shares at September 30, 2011 and March 31, 2011	(831,450)	(831,450)
Additional paid-in capital	24,881,933	24,855,883
Accumulated deficit	(21,872,104)	(21,113,118)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(994,058)	(834,949)
Obligation to issue shares	97,500	97,500
Total Remedent, Inc. stockholders’ equity	1,301,817	2,193,862
Non-controlling interest	1,348,155	838,509
Total stockholders’ equity	2,649,972	3,032,371
Total liabilities and equity	$10,697,321	$9,622,286
COMMITMENTS (Note 18)
The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2011	2010	2011	2010

Net sales	$3,309,301	$3,101,553	$6,311,272	$6,538,312
Cost of sales	796,116	793,942	1,613,513	1,708,279
Gross profit	2,513,185	2,307,611	4,697,759	4,830,033
Operating Expenses
Research and development	116,886	111,994	233,382	177,539
Sales and marketing	747,640	394,014	1,413,618	906,990
General and administrative	1,440,954	1,255,597	2,592,961	2,408,309
Depreciation and amortization	189,955	183,025	368,825	384,227
TOTAL OPERATING EXPENSES	2,495,435	1,944,630	4,608,786	3,877,065
INCOME (LOSS) FROM OPERATIONS	17,750	362,981	88,973	952,968
OTHER INCOME (EXPENSES)
Interest expense	(116,566)	(34,446)	(228,088)	(89,337)
Interest income	47,129	72,987	98,778	111,847
TOTAL OTHER INCOME (EXPENSES)	(69,437)	38,541	(129,310)	22,510

NET INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(51,687)	401,522	(40,337)	975,478
PROVISION FOR INCOME TAXES	(122,612)	(42,946)	(209,005)	(49,175)

(LOSS)INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	(174,299)	358,576	(249,342)	926,303

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	250,017	157,351	509,647	412,888

NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT, INC. Common Stockholders	$(424,316)	$201,225	$(758,989)	$513,415

(LOSS) INCOME PER SHARE
Basic	$(0.02)	$0.01	$(0.04)	$0.03
Fully diluted	$(0.02)	$0.01	$(0.04)	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	21,160,969	19,995,969	21,160,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2011	2010	2011	2010
Net (Loss) Income Attributable to Remedent Common Stockholders	$(424,316)	$201,225	$(758,989)	$513,415
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(216,388)	154,529	(159,109)	(23,119)
Total Other Comprehensive income (loss)	(640,704)	355,754	(918,098)	490,296
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	12,721	—	(3,143)

COMPREHENSIVE INCOME (LOSS)ATTRIBUTABLE TO REMEDENT Common Stockholders	$(640,704)	$343,033	$(918,098)	$493,439

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(249,342)	$926,303
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	368,825	384,227
Inventory reserve	68,946	(60,484)
Allowance for doubtful accounts	(2,335)	(31,991)
Value of stock options issued to employees and consultants	26,050	87,632
Changes in operating assets and liabilities:
Accounts receivable	381,050	(824,513)
Inventories	165,819	20,205
Prepaid expenses	(231,063)	(80,373)
Accounts payable	(223,835)	(316,733)
Accrued liabilities	(387,712)	633,724
Accrued and unpaid interest on debt	85,920	—
Due to related parties	(95,354)	(2,627)
Deferred revenue	1,105,108	—
Net cash provided by operating activities	1,012,077	735,370
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of patent rights	(101,759)	(51,233)
Purchases of equipment	(65,268)	(134,075)
Net cash used by investing activities	(167,027)	(185,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	1,000,000	—
Net (repayments of) capital lease note payable	(96,239)	(59,109)
Proceeds from line of credit	54,928	1,310,108
Net cash provided by financing activities	958,689	1,250,999
NET INCREASE IN CASH	1,803,739	1,801,061
Effect of exchange rate changes on cash and cash equivalents	(208,984)	57,025
CASH AND CASH EQUIVALENTS, BEGINNING	1,662,520	613,466
CASH AND CASH EQUIVALENTS, ENDING	$3,257,275	$2,471,552
Supplemental Information:
Interest paid	$85,152	$55,367
Income taxes paid	$—	$—

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

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at September 30, 2011.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and six months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended March 31, 2012. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2011, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Goodwill

Goodwill is not amortized, but is tested for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount may not be recoverable. These impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. To September 30, 2011, management has not identified any impairment of goodwill.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $199,353 at September 30, 2011 and $130,407 at March 31, 2011.

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

 Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Six months ended September 30, 2011	Year ended March 31, 2011
Product warranty liability:
Opening balance	$21,260	$20,238
Reductions for payments made
Accruals for product warranties issued in the period	(1,239)	(11,620)
Adjustments to liabilities for pre-existing warranties	—	12,642
Ending liability	$20,021	$21,260

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $20,021 and $21,260 as of September 30, 2011 and March 31, 2011, respectively.

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

As of September 30, 2011 and March 31, 2011, the Company had 19,995,969, shares of common stock issued and outstanding and 7,794,627 warrants outstanding.  As of September 30, 2011 and March 31, 2011, the Company had  2,100,000 and 2,157,500 options outstanding respectively.  As of September 30, 2011, and for the three and six month periods then ended, all outstanding warrants and options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.  Pursuant to ASC 206-10-50-1(c), the fully diluted share calculation for the period ended September 30, 2010 excluded all but 1,165,000 options since all other warrants and options were priced at more than the Company’s share trading price for the six month period ended September 30, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains and (losses) of $(159,109) and $(23,119) for the six months ended September 30, 2011 and 2010, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

In April 2010, the FASB issued ASU 2010-17,” Revenue Recognition – Milestone Method”. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. ASU 2010-17 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which corresponds to the Company’s fiscal year beginning April 1, 2011.   The adoption of ASU 2010-17 has had no impact upon the Company’s consolidated financial statements.

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

Not yet adopted

In May 2011, the FASB issued ASU 2011-04 and updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.

In June 2011, the FASB issued ASU 2011-05 and updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial statements because the Company is already disclosing its comprehensive income as a single continuous statement.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles – Goodwill and Other – Goodwill.  Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment.  If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test.  ASU 2011-08 will be effective for the Company’s fiscal year beginning April 1, 2012, with early adoption permitted.  The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s consolidated financial statements.

3.	ACQUISITION OF GLAMSMILE ASIA LTD.

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.	325,000 Euro (US$466,725). As of March 31, 2011 the full amount was paid.
2.
250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011($97,500 was recorded as an obligation to issue shares as of March 31, 2010) As of September 30, 2011 the shares remain unissued.  The parties have agreed that the shares will be issued during fiscal year ended March 31, 2012.

3.	100,000 options on closing (issued);
4.	100,000 options per opened store at closing (issued);
5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;
6.	Assumption of Glamsmile’s January 1, 2010 deficit of $73,302; and
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

On March 25, 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with an unrelated private individual pursuant to which the Company borrowed $400,000 in exchange for a secured  promissory note (“Promissory Note”)  for a total repayment amount of $500,000 (“Repayment Amount”).  The Repayment Amount is due on or by December 31, 2011 (the “Maturity Date”) and represents the total and only indebtedness due and in connection with the Promissory Note, inclusive of interest. At September 30, 2011 an amount of $68,385 was added as accrued interest for the period.   As set forth in the Security Agreement entered into  by the Company concurrently with the execution of the Loan Agreement (“Security Agreement”), the Repayment Amount is secured by the Company’s  right, title or interest in the payment in the aggregate amount of $500,000, due to the  Company by Den-Mat Holdings, LLC (“Den-Mat”) on  December 31, 2011 pursuant to  Section 2.3(f) of that certain Amendment No. 1 to First Fit Crown Distribution and License Agreement made as of February 16, 2010, by and among Company,  Remedent N.V., a Belgian corporation  and Den-Mat.

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

(*) In 2009, the Company and Den-Mat agreed that the shares underlying the warrants would be registered pursuant to a registration statement upon the earlier occurrence of (a) Den-Mat’s demand for the shares to be registered, or (b) an initiation and filing of a registration statement by other investors or the Company.  As of September 30, 2011, neither event has occurred to trigger a registration statement.  As a result, the Company is not under default under the distribution agreement and there is no impact on the distribution agreement or the accounting for the distribution agreement.

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

Under the First Fit Distribution Agreement, the Company granted such distribution rights, licensing rights and manufacturing rights, in consideration for the following:  (i) a non-refundable development fee of Four Hundred Thousand Dollars ($400,000) (the “Development Payment”) payable in two installments of $50,000 each, one within seven days after the effective date of the First Fit Distribution Agreement, and another $350,000 payment within twenty one days after the Effective Date ($400,000 received as of June 30, 2009); (ii) a non-refundable license fee of $600,000 payable in three equal installments of $200,000 each, with the first installment payable on the Closing Date, and with the second and third installments payable on the 30th and 60th day, respectively, after the Closing Date (received); (iii) certain royalty payments based on the sales of the First Fit Products by Den-Mat or its sub-licensees; and (iv) certain minimum royalty payments to maintain exclusivity.

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

On March 29, 2010, a certain Amendment No. 1 was made to the First Fit Distribution Agreement dated June 3, 2009.  The terms of Amendment No. 1 are as follows:

The total purchase price for the First Fit IP consists of installment payments and royalty payments.  The cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown (received); (b) $525,000 on or before March 15, 2010 (received); (c) $700,000 on June 30, 2010(received); and (d) $500,000 on December 31, 2010(received), June 30, 2011 (during the three months ended June 30, 2011 the Company agreed to postpone receipt of the $500,000 due from Den-Mat on June 30, 2011 to be received as follows: $250,000 at the end of September, 2011 and $250,000 at the end of October, 2011) and December 31, 2011 (see Note 4).  As of September 30, 2011 the Company’s accounts receivable includes $729,455 due from Den-Mat.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At September 30, 2011, five customers accounted for 65% of the Company’s trade accounts receivables, and one customer accounted for 33.3%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the six months ended September 30, 2011 the Company had five suppliers who accounted for 22.6% of gross purchases. For the six months ended September 30, 2010 the Company had five suppliers who accounted for 32% of gross purchases.

Revenues —  For the six months ended September 30, 2011 the Company had five customers that accounted for 26.6% of total revenues. For the six months ended September 30, 2010 the Company had five customers that accounted for 38% of total revenues.

7.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	September 30, 2011	March 31, 2011
Accounts receivable, gross	$2,410,241	$2,793,626
Less: allowance for doubtful accounts	(26,640)	(28,975)
Accounts receivable, net	$2,383,601	$2,764,651

8.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	September 30, 2011	March 31, 2011
Raw materials	$174,437	$72,305
Components	687,397	685,553
Finished goods	1,335,746	1,536,595
	2,197,580	2,294,453
Less: reserve for obsolescence	(199,353)	(130,407)
Net inventory	$1,998,227	$2,164,046

9.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	September 30, 2011	March 31, 2011
Prepaid materials and components	$501,026	$469,784
Prepaid Belgium taxes	7,820	8,249
VAT payments in excess of VAT receipts	130,547	153,012
Prepaid trade show expenses	—	25,973
Prepaid interest	3,512	—
Prepaid rent	168,103	11,907
Other	183,008	94,028
	$994,016	$762,953

10.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2011	March 31, 2011
Furniture and Fixtures	$1,025,365	$985,926
Machinery and Equipment	2,934,169	2,894,888
Tooling	—	188,450
	3,959,534	4,069,264
Accumulated depreciation	(2,805,406)	(2,667,529)
Property & equipment, net	$1,154,128	$1,401,735

11.	LINE OF CREDIT

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

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V and Sylphar NV are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of September 30, 2011 and March 31, 2011, Remedent N.V. and Sylphar N.V. had in aggregate, $2,215,602 and $2,160,674 in advances outstanding, respectively, under the mixed-use line of credit facilities.

12.	LONG TERM DEBT

Capital Lease Agreements:

On October 24, 2006, the Company entered into a five year capital lease agreement for manufacturing equipment totaling €123,367 (US $164,658).  On August 18, 2009, the Company entered into a capital lease agreement over a three year period for additional manufacturing equipment totaling €170,756 (US $227,908). On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling € 251,903 (US $336,215).

The leases require monthly payments of principal and interest at between 7.43% and 9.72% and provide for buyouts at the conclusion of the lease terms of between 1% and 4% of the original value of the contract.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The net book value as of September 30, 2011 and March 31, 2011 of the equipment subject to the foregoing leases are $361,997 and $458,236 respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2011:

Year ending March 31:

2012	$94,659
2013	121,606
2014	82,805
2015 and 2016	83,509
Later years	—
Total minimum lease payments	382,579
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	382,579
Less: Amount representing interest (*)	20,582
Present value of minimum lease payments (**)	$361,997
*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
** Reflected in the balance sheet as current and non-current obligations under capital leases of $88,440 and $273,557 respectively.

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the six month periods ended September 30, 2011 and 2010 respectively, the Company incurred $330,320 and $371,569 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

14.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2011	March 31, 2011
Accrued employee benefit taxes and payroll	$248,001	$545,815
Accrued travel	16,604	26,468
Advances and deposits	170,323	374,511
Commissions	16,784	26,553
Accrued audit and tax preparation fees	13,817	21,586
Reserve for warranty costs	20,021	21,260
Reserve for income taxes	257,533	113,588
Accrued interest	5,368	2,704
Accrued consulting fees	22,422	19,935
Other accrued expenses	97,563	103,728
	$868,436	$1,256,148

15.	EQUITY COMPENSATION PLANS

As of September 30, 2011, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

 In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of September 30, 2011 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2011	250,000	1.20	557,500	0.89	1,000,000	1.15	350,000	.97

Options expired	(32,500)	.13	(25,000)	1.80	—		—
Options outstanding, September 30, 2011	217,500	1.20	532,500	0.89	1,000,000	1.15	350,000	.97
Options exercisable September 30, 2011	208,433	1.20	532,500	1.65	931,665	1.04	316,666	.70
Exercise price range	$1.00 to $2.00		$0.50 - $1.75		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	1.4 years		5.8 years		6.6 years		4.3 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,750,000	$1.13	300,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,570,000	$1.08	300,000

 For the six month period ended September 30, 2011 the Company recognized $26,050 (2010 — $87,632) in compensation expense in the consolidated statement of operations.

16.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of September 30, 2011 and March 31, 2011, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding March 31, 2011 and September 30, 2011	7,794,627	1.50
Warrants exercisable September 30, 2011	7,794,627	$1.50
Exercise price range	$1.00 to $1.65
Weighted average remaining life	1.2 Years

17.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., Sylphar N.V., GlamSmile Asia, Ltd.  and Sylphar Asia Pte Ltd.

	Revenues for the six month period ended September 30, 2011	Revenues for the six month period ended September 30, 2010
	Revenues (a)	Revenues (a)
United States	$634,114	1,617,698
Europe	3,554,724	3,773,138
China	2,122,434	1,146,752
Singapore	—	724

Total	$6,311,272	6,538,312

	Long-lived Assets As of September 30, 2011	Long-lived Assets As of March 31, 2011
United States	$699,772	$700,222
Europe	1,003,343	1,183,795
China	360,859	383,871
Singapore	228	228

Total	$2,064,202	$2,268,116
 (a) Revenues are attributed to country based on location of customer.

18.	COMMITMENTS

Real Estate Lease:

The Company leases its 26,915 square feet office and warehouse facility in Deurle, Belgium from an unrelated party pursuant to a nine year lease commencing December 20, 2001 at a base rent of €7,266 per month ($9,698 per month at September 30, 2011 rate).  The nine year lease expired on December 31, 2010 and a new annual lease agreement at a base rent of €7,378 ($9,847 per month at September 30, 2011) was agreed with the unrelated party.

The Company leases a smaller office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008. Additionally, to support and house our Research and Development Division, as of October 15, 2009, an additional 2,290 square feet are being leased from the same unrelated party from which we lease out sales and marketing division, at a base rent of €5,031 per month for the total location ($6,715 per month at September 30, 2011).

The Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a six year lease commencing July 1, 2011, at a base rent of €6,500 per month for the total location ($8,676 per month at September 30, 2011).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at September 30, 2011:

March 31, 2012	$294,317
March 31, 2013	449,655
March 31, 2014	398,655
March 31, 2015	341,590
March 31, 2016	246,105
After five years	295,214
Total:	$2,025,536

19.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		September 30, 2011		March 31, 2011
		Carrying	Fair	Carrying	Fair
	Level	value	Value	Value	value
Cash and cash equivalents	1	$3,257,275	$3,257,275	$1,662,520	$1,662,520
Accounts receivable	2	$2,383,601	$2,383,601	$2,764,651	$2,764,651
Long term investments and advances	3	$750,000	$—	$750,000	$—
Line of credit	2	$2,215,602	$2,215,602	$2,160,674	$2,160,674
Short term debt	2	$468,385	$468,835	$400,000	$400,000
Deferred revenue	2	$1,580,358	$1,580,358	$475,250	$475,250
Accounts payable	2	$1,535,036	$1,535,036	$1,744,252	$1,744,252
Accrued liabilities	2	$868,436	$868,436	$1,256,148	$1,256,148
Due to related parties	2	$—	$—	$95,354	$95,354
Long term debt	2	$1,291,092	$1,291,092	$458,236	$458,236

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the six months ended September 30, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

20.  DEFERRED REVENUE

In September 2010, we entered into a license agreement with Excelsior Medical (HK) (“EM” and the “EM license agreement”). Under the EM license agreement, we granted EM an exclusive license to certain Asian territories in exchange for $500,000 which was received and recognized during the year ended March 31, 2011.

The Company received a further $500,000 from EM as an advance payment for veneers.  The $500,000 advance, less taxes withheld,  has been recorded as deferred revenue of $475,250.  Upon delivery of veneers the COGS will be recorded and the revenue recognized. As of September 30, 2011 the veneers have not yet been delivered.

During the Quarter ending September 30, 2011, we entered into 6 Veneer License agreements with different parties. Under the different license agreements, we granted exclusive licences to certain territories in exchange for $226,899, which were recognized during the quarter ending September 30, 2011.

Further to these license contracts, we received advance payments for veneers, totaling $180,185. Upon delivery of veneers the COGS is recorded and the revenue recognized. At the end of the quarter, ending September 30, 2011, $105,108 for veneers was not yet delivered. As such, the revenue was not recognized and was classified as deferred revenue.

In July 2011, we entered into a service and license agreement. Under the agreement, we will provide certain services and granted a global license in reference to one of our products in exchange for $1,000,000,  which was received during the quarter ended September 30, 2011.
 The $1,000,000 advance has been recorded as deferred revenue.  Upon the finalization of all the services the revenue will be recognized.  As of September 30, 2011 not all services have been finalized.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and six months ended September 30, 2011 and September 30, 2010. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 14, 2011 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

 Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2011	2010	2011	2010

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	24.06%	25.60%	25.57%	26.13%
GROSS PROFIT	75.94%	74.40%	74.43%	73.87%
OPERATING EXPENSES
Research and development	3.53%	3.61%	3.70%	2.72%
Sales and marketing	22.59%	12.70%	22.40%	13.87%
General and administrative	43.54%	40.48%	41.08%	36.83%
Depreciation and amortization	5.74%	5.90%	5.84%	5.88%
TOTAL OPERATING EXPENSES	75.40%	62.69%	73.02%	59.30%
INCOME (LOSS) FROM OPERATIONS	0.54%	11.71%	1.41%	14.57%
Other income (expense)	(2.10)%	1.24%	(2.05)%	0.34%
NET INCOME (LOSS)	(1.56)%	12.95%	(0.64)%	14.91%
INCOME TAXES	(3.71)%	(1.38)%	(3.31)%	(0.75)%
Net income (loss) attributable toNon-controlling interest	7.55%	5.07%	8.08%	6.31%
LOSS ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	(12.82)%	6.50%	(12.03)%	7.85%

Net Sales

We experienced a sales increase for the three months ended September 30, 2011 of $207,748 or 6.7% to $3,309,301 as compared to $3,101,553 for the three months ended September 30, 2010. We experienced a sales decrease for the six months ended September 30, 2011 of $227,040 or 3.5% to $6,311,272 as compared to $6,538,312 for the three months ended September 30, 2010.   The decrease in sales was mainly because our US sales have decreased as a result of our increased focus in Asia, at the expense of our US marketing efforts.  During the quarter ended September 30, 2011 our sales were positive and increasing compared to our last year’s results in Asia.  However, our current results are not yet sufficient to compensate for the decreased US market sales.

Cost of Sales

Our cost of sales increased for the three months ended September 30, 2011 by $2,174 or .3% to $796,116 as compared to $793,942 for the three months ended September 30, 2010. Cost of sales, as a percentage of net sales, has decreased to 24% in the quarter ended September 30, 2011 as compared to 25.6% in the quarter ended September 30, 2010.   Our cost of sales for the six months ended September 30, 2011 decreased by $94,766 or 5.5% to $1,613,513 as compared to $1,708,279 for the six months ended September 30, 2010. Cost of sales, as a percentage of net sales, has decreased to 25.57% in the six months ended September 30, 2011 as compared to 26.13% in the six months ended September 30, 2010.  Cost of sales as a percentage of sales has decreased due to continued optimization of our production process which enables us to deliver improved quality at a reduced cost. We are always working on improving our current processes in order to further decrease costs, without compromising quality.

Gross Profit

Our gross profit increased by $205,574 or 8.9%, to $2,513,185 for the three month period ended September 30, 2011 as compared to $2,307,611 for the three month period ended September 30, 2010. Our gross profit as a percentage of sales increased to 75.94% in the three months ended September 30, 2011 as compared to 74.4% for the three months ended September 30, 2010.  Our gross profit decreased by $132,274 or 2.7%, to $4,697,759 for the six month period ended September 30, 2011 as compared to $4,830,033 for the six month period ended September 30, 2010. Our gross profit as a percentage of sales increased to 74.43% in the six months ended September 30, 2011 as compared to 73.87% for the six months ended September 30, 2010.  The increase in gross profit is the result of our improved production process as explained above.

Operating Expenses

Research and Development. Our research and development expenses increased by $4,892 or 4.4% to $116,886 for the three months ended September 30, 2011 as compared to $111,994 for the three months ended September 30, 2010.   Our research and development expenses increased by $55,843 or 31.5% to $233,382 for the six months ended September 30, 2011 as compared to $177,539 for the six months ended September 30, 2010. We are in the final phase of completing the protocol to optimize the functioning of the Milling Machine.  As a result, our related Research and Development costs have increased in the three and six months ended September 30, 2011 as compared to the three and six months ended September 30, 2010.

Sales and marketing costs. Our sales and marketing costs increased by $353,626 or 89.7%, to $747,640 for the three months ended September 30, 2011 as compared to $394,014 for the three months ended September 30, 2010. The increase is largely due to the cost of our marketing efforts with respect to our new Asian GlamSmile Sales Facility in Shanghai and our start-up of marketing and sales efforts for our new Italian Studio located in Rome.

Our sales and marketing costs increased by $506,628 or 55.9%, to $1,413,618 for the six months ended September 30, 2011 as compared to $906,990 for the six months ended September 30, 2010. The increase is largely due to market efforts associated with our new Asian GlamSmile Sales Facility in Shanghai and our start-up of marketing and sales efforts for our new Italian Studio located in Rome.

General and administrative costs. Our general and administrative costs for the three months ended September 30, 2011 and 2010 were $1,440,954 and $1,255,597 respectively, representing an increase of $185,357, or 14.8%. Our general and administrative costs for the six months ended September 30, 2011 and 2010 were $2,592,961 and $2,408,309 respectively, representing an increase of $184,652, or 7.6%. The Company’s general and administrative costs have increased primarily because of increased costs associated with our Asian GlamSmile facilities and the start-up costs for our Italian Studio, located in Rome.

Depreciation and amortization .   Our depreciation and amortization increased $6,930 or 3.8%, to $189,955 for the three months ended September 30, 2011 as compared to $183,025 for the three months ended September 30, 2010.   Our depreciation and amortization decreased $15,402 or 4%, to $368,825 for the six months ended September 30, 2011 as compared to $384,227 for the six months ended September 30, 2010. The decrease is largely due to the complete amortization of previous investments in machinery and equipment.

Other income (expense).   Our other income (expense) was $(69,437) for the three months ended September 30, 2011 as compared to $38,541 for the three months ended September 30, 2010, an increase in expense of $107,978.   Our other income (expense) was $(129,310) for the six months ended September 30, 2011 as compared to $22,510 for the six months ended September 30, 2010, an increase in expense of $151,820. The increase in expense is largely because of increased interest costs as a result of an increase in our short and long term debt in the amount of $400,000 and $1,000,000 respectively. Also, interest income in the three months ended September 30, 2011 was $47,129 as opposed to $72,987 in the three months ended September 30, 2010.  Interest income in the six months ended September 30, 2011 was $98,778 as opposed to $111,847 in the six months ended September 30, 2010.

Internal and External Sources of Liquidity

As of September 30, 2011, we had current assets of $8,633,119 compared to $7,354,170 at March 31, 2011. This increase of $1,278,949 was primarily due to an increase in cash and cash equivalents of $1,594,755 and an increase in prepaid expenses of $231,500, offset by a decrease in accounts receivable of $381,050 and a decrease in inventories of $165,819. Current liabilities at September 30, 2011 were $6,756,257 as compared to $6,316,358 at March 31, 2011.  The increase in current liabilities of $439,899 was primarily as a result of an increase in deferred revenue in the amount of $1,105,108, and an increase in our line of credit and short term loan in the amounts of $54,928 and $68,385 respectively, offset by a decrease in the current portion of long term debt, accounts payable and accrued liabilities of $96,239, $209,217 and $387,712 respectively. As of September 30, 2011, we had cash and cash equivalents of $3,257,275. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in China and Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

We are currently investing in new Glamsmile studios in Shanghai, Wenzhou, Brussels, and Rome.  We expect studio openings to be in the third and fourth quarter for the year ending March 31, 2012.  As a result, we expect to increase our investment in property and equipment.  We also expect that there may be a significant change in the number of our employees over the next 12 months.

Cash and Cash equivalents

Our balance sheet at September 30, 2011 reflects cash and cash equivalents of $3,257,275 as compared to $1,662,520 as of March 31, 2011, an increase of $1,594,755. The increase of cash and cash equivalents is primarily as a result of the positive results in our new license strategy and additionally, the positive cash flows in China and Hong Kong.  We are continuing to conserve cash in order to fund local expansion.

Operations

Net cash provided by operations was $1,012,077 for the six months ended September 30, 2011 as compared to net cash provided by operations of 735,370 for the six months ended September 30, 2010. The increase in net cash provided by operations for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 is primarily as a result of our success in the Asian market, combined with the success of our Service and License strategy and our Renewed Veneers Sales strategy , which have been very well received.

Investing activities

Net cash used in investing activities totaled $167,027 for the six months ended September 30, 2011 as compared to net cash used in investing activities of  $185,308  for the six months ended September  30, 2010. Cash used in the six months ended September 30, 2011 was mainly for additional equipment for our new planned GlamSmile Studios, which are planned to open in the winter of this year. Cash used in the six months ended September 30, 2010 was mainly for machinery and related software to support our increasing number of veneer designers.

Financing activities

Net cash provided by financing activities totaled $958,689 for the six months ended September 30, 2011, as compared to $1,250,999 for the six months ended September 30, 2010.  The decrease in the net cash provided by financing activities in the six month period ended September 30, 2011 of $292,310 was primarily as a result of our decreased use of our line of credit offset by an increase in our long term debt of $1,000,000.

During the six months ended September 30, 2011 and September 30, 2010, we recognized an increase/ (decrease) in cash and cash equivalents of $(208,984) and $57,025, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

           Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

           There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2011 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date:	November 21, 2011	By:	/s/Guy De Vreese
			Name:	Guy De Vreese
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 21, 2011	By:	/s/Stephen Ross
			Name:	Stephen Ross
			Title:	Chief Financial Officer
(Principal Accounting Officer)