Form 10-Q
period 2011-12-31
REMEDENT, INC.
filed 2012-02-21
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Yes ☐                                 No ☒

As of February 8, 2012, there were 19,995,969 outstanding shares of the registrant’s common stock, includes 723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

Page Number

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and March 31, 2011	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2011 and December 31, 2010 (Unaudited)	2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2011 and December 31, 2010 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and December 31, 2010 (Unaudited)	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. [Removed and Reserved.]	28
Item 5. Other Information	28
Item 6. Exhibits	29
Signature Page	30

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,340,274	$1,662,520
Accounts receivable, net of allowance for doubtful accounts of $10,152 at December 31, 2011 and $28,975 at March 31, 2011	1,090,581	2,764,651
Inventories, net	1,087,880	2,164,046
Prepaid expenses	914,585	762,953
Total current assets	4,433,320	7,354,170
PROPERTY AND EQUIPMENT, NET	879,770	1,401,735
INVESTMENT IN SYLPHAR	1,129,727	—
Patents, net	—	166,746
Goodwill (Note 3)	699,635	699,635
Total assets	$7,142,452	$9,622,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion, long term debt	$39,596	$184,679
Line of credit	1,608,711	2,160,674
Short term loan	500,000	400,000
Accounts payable	991,319	1,744,253
Accrued liabilities	655,575	1,256,148
Deferred revenue (Note 20)	541,444	475,250
Due to related parties	79,789	95,354
Total current liabilities	4,416,434	6,316,358
Long term debt less current portion	1,303,695	273,557
Total liabilities	5,720,129	6,589,915

EQUITY:
REMEDENT, INC. STOCKHOLDERS’ EQUITY
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at December 31, 2011 and March 31, 2011)	19,996	19,996
Treasury stock, at cost; 723,000 shares at December 31, 2011 and March 31, 2011	(831,450)	(831,450)
Additional paid-in capital	24,894,958	24,855,883
Accumulated deficit	(22,136,316)	(21,113,118)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(1,716,889)	(834,949)
Obligation to issue shares	97,500	97,500
Total Remedent, Inc. stockholders’ equity	327,799	2,193,862
Non-controlling interest	1,094,524	838,509
Total stockholders’ equity	1,422,323	3,032,371
Total liabilities and equity	$7,142,452	$9,622,286

COMMITMENTS (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2011	2010	2011	2010

Net sales	$2,102,338	$3,248,396	$8,413,610	$9,786,708
Cost of sales	329,015	911,197	1,942,528	2,619,476
Gross profit	1,773,323	2,337,199	6,471,082	7,167,232
Operating Expenses
Research and development	47,513	141,687	280,895	319,226
Sales and marketing	711,570	629,654	2,125,188	1,536,644
General and administrative	1,120,535	1,176,078	3,713,496	3,584,387
Depreciation and amortization	114,280	178,288	483,105	562,515
TOTAL OPERATING EXPENSES	1,993,898	2,125,707	6,602,684	6,002,772
INCOME (LOSS) FROM OPERATIONS	(220,575)	211,492	(131,602)	1,164,460
OTHER INCOME (EXPENSES)
Investment income	303,925	—	303,925	—
Interest expense	(117,512)	(52,768)	(345,600)	(142,105)
Interest income	133,410	11,218	232,188	123,605
TOTAL OTHER INCOME (EXPENSES)	319,823	(41,550)	190,513	(19,040)

NET INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	99,248	169,942	58,911	1,145,420
PROVISION FOR INCOME TAXES	(105,804)	(91,393)	(314,809)	(140,568)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	(6,556)	78,549	(255,898)	1,004,852

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	257,656	61,808	767,303	474,696

NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT, INC. Common Stockholders	$(264,212)	$16,741	$(1,023,201)	$530,156

(LOSS) INCOME PER SHARE
Basic	$(0.01)	$0.00	$(0.05)	$0.03
Fully diluted	$(0.01)	$0.00	$(0.05)	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	30,108,762	19,995,969	33,989,738

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2011	2010	2011	2010
Net (Loss) Income Attributable to Remedent Common Stockholders	$(264,212)	$16,741	$(1,023,201)	$530,156
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(722,831)	(59,479)	(881,940)	(81,239)
Total Other Comprehensive income (loss)	(987,043)	(42,738)	(1,905,141)	448,917
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	(21,759)	—	(24,902)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REMEDENT Common Stockholders	$(987,043)	$(64,497)	$(1,905,141)	$424,015

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(255,898)	$1,004,852
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	483,105	562,515
Inventory reserve	(17,523)	(60,487)
Allowance for doubtful accounts	(18,823)	(32,695)
Value of stock options issued to employees and consultants	39,075	100,657
Investment income	(303,925)	—
Changes in operating assets and liabilities:
Accounts receivable	821,672	(1,285,166)
Inventories	231,279	120,596
Prepaid expenses	(269,756)	(150,936)
Accounts payable	(134,035)	(132,374)
Accrued liabilities	(326,397)	248,092
Accrued and unpaid interest on debt	100,000	—
Due to related parties	(15,565)	(173,130)
Deferred revenue	1,066,194	—
Net cash provided by operating activities	1,399,403	201,924
CASH FLOWS FROM INVESTING ACTIVITIES
Cash divested on deconsolidation of Remedent OTC BV	(2,372,445)	—
Purchases of patent rights	(101,759)	(51,233)
Purchases of equipment	(106,922)	(284,451)
Net cash used by investing activities	(2,581,126)	(335,684)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	1,000,000	—
Net (repayments of) capital lease note payable	(149,512)	(128,516)
Proceeds from line of credit	115,387	1,462,360
Net cash provided by financing activities	965,875	1,333,844
NET DECREASE IN CASH	(215,848)	1,200,084
Effect of exchange rate changes on cash and cash equivalents	(106,398)	(76,240)
CASH AND CASH EQUIVALENTS, BEGINNING	1,662,520	613,466
CASH AND CASH EQUIVALENTS, ENDING	$1,340,274	$1,737,310
Supplemental Information:
Interest paid	$127,852	$82,216
Income taxes paid	$—	$91,393

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1.	DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail “Over-The-Counter” tooth whitening products which are distributed in Europe, Asia and the United States. The Company manufactures many of its products in its facility in Deurle, Belgium as well as outsourced manufacturing in its facility in Beijing, China.   The Company distributes its products using both its own internal sales force and through the use of third party distributors.

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America.

In these notes, the terms “Remedent”, “Company”, “we”, “us” or “our” mean Remedent, Inc. and all of its subsidiaries, whose operations are included in these consolidated financial statements.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent , Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), its 50.98% owned subsidiary, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong, Beijing Glamsmile Technology Development Ltd., Beijing Glamsmile Trading Co., Ltd., Beijing Glamsmile Dental Clinic Co., Ltd., and Shanghai Glamsmile Dental Clinic Co., Ltd., Remedent N.V.’s  wholly owned subsidiary, GlamSmile Rome SRL., an Italian private company located in Rome, Remedent N.V.’s 51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich.

Remedent N.V.’s 50% owned subsidiary, Remedent OTC B.V. (a Dutch Holding company) which owns a 75% interest in Sylphar Holding B.V. (a Dutch holding company) through which ownership Remedent N.V. ultimately has a 37.5% ownership interest in   Sylphar N.V., a 100% owned company by Sylphar Holding BV, Sylphar USA, a 100% owned Nevada corporation by Sylphar Holding BV. and Sylphar Asia Pte Ltd. , formerly Remedent Asia Pte  Ltd. a 100% owned Singapore  company owned by Sylphar Holding BV, is accounted for using the equity method after September 30, 2011(see Note 3 – Long-term Investment).

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and nine months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the year ended March 31, 2012. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2011, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Goodwill

Goodwill is not amortized, but is tested for impairment on an annual basis or whenever events or circumstances indicate that the carrying amount may not be recoverable. These impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. To December 31, 2011, management has not identified any impairment of goodwill.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $112,844 at December 31, 2011 and $130,407 at March 31, 2011.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Nine months ended December 31, 2011	Year ended March 31, 2011
Product warranty liability:
Opening balance	$21,260	$20,238
Reductions for payments made
Accruals for product warranties issued in the period	(1,721)	(11,620)
Adjustments to liabilities for pre-existing warranties	—	12,642
Ending liability	$19,539	$21,260

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $19,539 and $21,260 as of December 31, 2011 and March 31, 2011, respectively.

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

As of December 31, 2011 and March 31, 2011, the Company had 19,995,969, shares of common stock issued and outstanding and 7,794,627 warrants outstanding.  As of December 31, 2011 and March 31, 2011, the Company had 2,100,000 and 2,157,500 options outstanding respectively.  As of December 31, 2011, and for the three and nine month periods then ended, all outstanding warrants and options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.  Pursuant to ASC 206-10-50-1(c), the fully diluted share calculation for the period ended December 31, 2011 excluded all but 1,165,000 options since all other warrants and options were priced at more than the Company’s share trading price for the nine month period ended December 31, 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (losses) of $(881,940) and $(81,239) for the nine months ended December 31, 2011 and 2010, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronouncements

Recently Adopted

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about offsetting assets and liabilities”. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This standard is applicable for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosures will be required for all periods presented. The adoption of ASU 2011-11 is not expected to have an impact upon the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05 and updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial statements because the Company is already disclosing its comprehensive income as a single continuous statement. In December 2011 the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)” – to defer the adoption date of ASU 2011-05 to fiscal years beginning after December 15, 2011.

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

3.	LONG-TERM INVESTMENTS

REMEDENT OTC BV

In connection with the restructuring of the Company’s OTC business in December 2008, the Company controlled Remedent OTC BV until September 30, 2011 through its board representations. As agreed upon in the Voting Agreement, after September 30, 2011, the Company had one board representation and consequently no longer controlled its investment in Remedent OTC BV. As such, the financials of Remedent OTC BV are no longer included in the quarterly consolidated Financial Statements but accounted for through the equity method. After September 30, 2011, the Company still owned 50% of Remedent OTC BV. For the three months ended December 31, 2011, the Company recorded equity income of $303,925 in “Other income ” for its portion of the net income recorded by Remedent OTC BV.

The effect of this change on the condensed consolidated statements of operations for the three months and nine months ended December 31, 2011 and 2010, are discussed in the MD&A section of this Form 10 Q.

The following tables represent the summary financial information of Remedent OTC BV as derived from its financial statements and prepared under GAAP:

	Nine month period ended	Nine month period ended
Operating data:	December 31, 2011	December 31, 2010
	(Unaudited)
Revenues	$2,465,876	$3,879,682
Gross profit	1,620,363	2,341,232
Income (loss) from operations	95,257	243,366
Net income	$105,982	$256,423

ACQUISITION OF GLAMSMILE (ASIA) LIMITED

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.	325,000 Euro (US$466,725). As of March 31, 2011 the full amount was paid.

2.	250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011($97,500 was recorded as an obligation to issue shares as of March 31, 2010) As of December 31, 2011 the shares remain unissued. The parties have agreed that the shares will be issued during fiscal year ended March 31, 2012.
3.	100,000 options on closing (issued);
4.	100,000 options per opened store at closing (issued);
5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;
6.	Assumption of Glamsmile’s January 1, 2010 deficit of $73,302; and
7.	Repayment of the founding shareholder’s original advances in the amount of $196,599. The balance of $196,599, recorded as due to related parties at March 31, 2010, is unsecured, non-interest bearing and has no specific terms of repayment other than it will be paid out of revenues from Glamsmile, as working capital allows. During the year ended March 31, 2011 a total of $101,245 was paid to the founding shareholder, leaving a balance due of $95,354 which was paid to the founding shareholder on June 27, 2011.

All options reside under the Company’s option plan and are five year options.

The Company acquired a 50.98% interest in GlamSmile Asia in order to obtain a platform in the Chinese Market to expand and introduce our GlamSmile Asia concept into the Chinese Market. In order to sell into the Chinese Market, an approval by Chinese Authorities is required, in the form of licenses. As GlamSmile Asia was already the owner of such licenses prior to the acquisition, this was an important advantage. We obtained control of GlamSmile Asia through the acquisition of the 50.98% interest and the appointment of our CEO as a Board member of GlamSmile Asia.

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

On March 25, 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with an unrelated private individual pursuant to which the Company borrowed $400,000 in exchange for a secured  promissory note (“Promissory Note”)  for a total repayment amount of $500,000 (“Repayment Amount”) (subsequently paid on January 9, 2012).  The Repayment Amount is due on or by December 31, 2011 (the “Maturity Date”) and represents the total and only indebtedness due and in connection with the Promissory Note, inclusive of interest. At December 31, 2011 an amount of $100,000 was added as accrued interest for the period.   As set forth in the Security Agreement entered into  by the Company concurrently with the execution of the Loan Agreement (“Security Agreement”), the Repayment Amount is secured by the Company’s  right, title or interest in the payment in the aggregate amount of $500,000, due to the  Company by Den-Mat Holdings, LLC (“Den-Mat”) on  December 31, 2011 pursuant to  Section 2.3(f) of that certain Amendment No. 1 to First Fit Crown Distribution and License Agreement made as of February 16, 2010, by and among Company,  Remedent N.V., a Belgian corporation  and Den-Mat.

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

As consideration for such distribution, licensing and manufacturing rights, Den-Mat agreed to pay the Company:

(i)	an initial payment of $2,425,000 (received);
(ii)	a payment of $250,000 for each of the first three contract periods in the initial Guaranty Period, subject to certain terms and conditions;
(iii)	certain periodic payments as additional paid-up royalties in the aggregate amount of $500,000 (received);
(iv)	a payment of $1,000,000 promptly after Den-Mat manufactures a limited quantity of products at a facility owned or leased by Den-Mat;
(v)	A payment of $1,000,000 promptly upon completion of certain training of Den-Mat’s personnel;
(vi)	a payment of $1,000,000 upon the first to occur of (a) February 1, 2009 or (b) the date thirty (30) days after den-Mat sells GlamSmile Products incorporating twenty thousand (20,000) Units/Teeth to customers regardless of whether Den-Mat has manufactured such Units/Teeth in a Den-Mat facility or has purchased such Units/Teeth from the Company;
(vii)	certain milestone payments; and
(viii)	certain royalty payments.

The Company has received $662,274 in royalty payments and $4,000,000 in milestone payments, subsequent to the initial payment of $2,425,000.

Further, as consideration for Den-Mat’s obligations under the Distribution Agreement, the Company agreed to, among other things:

(i)	issue to Den-Mat or an entity to be designated by Den-Mat, warrants to purchase up to 3,378,379 shares of the Corporation’s common stock, par value $0.001 per share (the “Warrant Shares”) at an exercise price of $1.48 per share, exercisable for a period of five years (the “Den-Mat Warrant”) (The warrants were issued in the period ended December 31, 2008 and were valued at $4,323,207 based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $1.48 per share, an annualized volatility of 131%, a risk free interest rate of 3.07% and an expected life of five years;

(ii)	execute and deliver to Den-Mat a registration rights agreement covering the registration of the Warrant Shares (the “Registration Rights Agreement”) which as of March 31, 2011 has not yet been filed (*); and

(iii)	cause its Chairman of the Board, Guy De Vreese, to execute and deliver to Den-Mat a non-competition agreement.

(*) In 2009, the Company and Den-Mat agreed that the shares underlying the warrants would be registered pursuant to a registration statement upon the earlier occurrence of (a) Den-Mat’s demand for the shares to be registered, or (b) an initiation and filing of a registration statement by other investors or the Company.  As of December 31, 2011, neither event has occurred to trigger a registration statement.  As a result, the Company is not under default under the distribution agreement and there is no impact on the distribution agreement or the accounting for the distribution agreement.

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

On March 29, 2010, a certain Amendment No. 1 was made to the First Fit Distribution Agreement dated June 3, 2009.  The terms of Amendment No. 1 are as follows:

The total purchase price for the First Fit IP consists of installment payments and royalty payments.  The cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown (received); (b) $525,000 on or before March 15, 2010 (received); (c) $700,000 on June 30, 2010(received); and (d) $500,000 on December 31, 2010(received), June 30, 2011 (during the three months ended June 30, 2011 the Company agreed to postpone receipt of the $500,000 due from Den-Mat on June 30, 2011 to be received as follows: $250,000 at the end of September, 2011 (received) and $250,000 at the end of October, 2011(received)) and December 31, 2011 (see Note 4).  As of December 31, 2011 the Company’s accounts receivable includes $448,777 due from Den-Mat.

6.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At December 31, 2011, five customers accounted for 78.4% of the Company’s trade accounts receivables, and one customer accounted for 50.4%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the nine months ended December 31, 2011 the Company had five suppliers who accounted for 25.2% of gross purchases. For the nine months ended December 31, 2010 the Company had five suppliers who accounted for 26% of gross purchases.

Revenues —  For the nine months ended December 31, 2011 the Company had five customers that accounted for 25.9% of total revenues. For the nine months ended December 31, 2010 the Company had five customers that accounted for 38.8% of total revenues.

7.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	December 31, 2011	March 31, 2011
Accounts receivable, gross	$1,100,733	$2,793,626
Less: allowance for doubtful accounts	(10,152)	(28,975)
Accounts receivable, net	$1,090,581	$2,764,651

8.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31, 2011	March 31, 2011
Raw materials	$60,412	$72,305
Components	274,415	685,553
Finished goods	865,897	1,536,595
	1,200,724	2,294,453
Less: reserve for obsolescence	(112,844)	(130,407)
Net inventory	$1,087,880	$2,164,046

9.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	December 31, 2011	March 31, 2011
Prepaid materials and components	$494,098	$469,784
Prepaid Belgium taxes	—	8,249
VAT payments in excess of VAT receipts	71,536	153,012
Prepaid trade show expenses	20,287	25,973
Prepaid royalties	17,675	—
Prepaid interest	—	—
Prepaid rent	164,043	11,907
Other	146,946	94,028
	$914,585	$762,953

10.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2011	March 31, 2011
Furniture and Fixtures	$957,091	$985,926
Machinery and Equipment	2,159,587	2,894,888
Tooling	—	188,450
	3,116,678	4,069,264
Accumulated depreciation	(2,236,908)	(2,667,529)
Property & equipment, net	$879,770	$1,401,735

11.	LINE OF CREDIT

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

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V and Sylphar NV are currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of December 31, 2011 and March 31, 2011, Remedent N.V. had in aggregate, $1,608,711 and $2,160,674 in advances outstanding, respectively, under the mixed-use line of credit facilities.

12.	LONG TERM DEBT

Capital Lease Agreements:

On August 18, 2009, the Company entered into a capital lease agreement over a three year period for additional manufacturing equipment totaling €170,756 (US $222,427). On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling € 251,903 (US $328,129).

The leases require monthly payments of principal and interest at between 7.43% and 9.72% and provide for buyouts at the conclusion of the lease terms of between 1% and 4% of the original value of the contract.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The net book value as of December 31, 2011 and March 31, 2011 of the equipment subject to the foregoing leases are $313,153 and $458,236 respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011:

Year ending March 31:

2012	$42,493
2013	121,606
2014	82,805
2015 and 2016	83,509
Later years	—
Total minimum lease payments	330,413
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	330,413
Less: Amount representing interest (*)	17,260
Present value of minimum lease payments (**)	$313,153

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

** Reflected in the balance sheet as current and non-current obligations under capital leases of $39,596 and $273,557 respectively.

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the nine month periods ended December 31, 2011 and 2010 respectively, the Company incurred $497,561 and $560,207 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

14.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2011	March 31, 2011
Accrued employee benefit taxes and payroll	$101,286	$545,815
Accrued travel	9,770	26,468
Advances and deposits	78,669	374,511
Commissions	—	26,553
Accrued audit and tax preparation fees	6,000	21,586
Reserve for warranty costs	19,539	21,260
Reserve for income taxes	209,606	113,588
Accrued interest	3,642	2,704
Accrued consulting fees	131,372	19,935
Other accrued expenses	95,691	103,728
	$655,575	$1,256,148

15.	EQUITY COMPENSATION PLANS

As of December 31, 2011, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of December 31, 2011 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2011	250,000	1.20	557,500	0.89	1,000,000	1.15	350,000	.97

Options expired	(32,500)	.13	(25,000)	1.80	—		—
Options outstanding, December 31, 2011	217,500	1.20	532,500	0.89	1,000,000	1.15	350,000	.97
Options exercisable December 31, 2011	208,433	1.20	532,500	1.65	931,665	1.04	300,000	.70
Exercise price range	$1.00 to $2.00		$0.50 - $1.75		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	1.1 years		5.7 years		6.4 years		4.8 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,750,000	$1.13	300,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,570,000	$1.08	300,000

For the nine month period ended December 31, 2011 the Company recognized $39,075 (2010 — $100,657) in compensation expense in the consolidated statement of operations.

16.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of December 31, 2011 and March 31, 2011, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding March 31, 2011 and December 31, 2011	7,794,627	1.50
Warrants exercisable December 31, 2011	7,794,627	$1.50
Exercise price range	$1.00 to $1.65
Weighted average remaining life	.97 Years

17.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., GlamSmile Deutschland GmbH, GlamSmile Rome SRL and GlamSmile Asia Ltd.

	Revenues for the nine month period ended December 31, 2011	Revenues for the nine month period ended December 31, 2010
	Revenues (a)	Revenues (a)
United States	$884,114	2,030,788
Europe	4,099,465	5,955,209
China	3,430,031	1,799,987
Singapore	—	724

Total	$8,413,610	9,786,708

	Long-lived Assets As of December 31, 2011	Long-lived Assets As of March 31, 2011
United States	$699,635	$700,222
Europe	1,665,578	1,183,795
China	343,919	383,871
Singapore	-	228

Total	$2,709,132	$2,268,116

 (a) Revenues are attributed to country based on location of customer.

18.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 2,045 square feet in Gent, Belgium to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a nine year lease commencing September 1, 2008. Additionally, to support and house our Research and Development Division, as of October 15, 2009, an additional 2,290 square feet are being leased from the same unrelated party from which we lease out sales and marketing division, at a base rent of €5,031 per month for the total location ($6,553 per month at December 31, 2011).

The Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a six year lease commencing July 1, 2011, at a base rent of €6,500 per month for the total location ($8,467 per month at December 31, 2011).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at December 31, 2011:

March 31, 2012	$108,519
March 31, 2013	449,750
March 31, 2014	399,126
March 31, 2015	343,535
March 31, 2016	248,367
After five years	302,432
Total:	$1,851,729

19.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		December 31, 2011			March 31, 2011
		Carrying	Fair		Carrying	Fair
	Level	value	Value	Level	Value	value
Cash and cash equivalents	1	$1,340,740	$1,340,740	1	$1,662,520	$1,662,520
Accounts receivable	2	$1,090,581	$1,090,581	2	$2,764,651	$2,764,651
Long term investments and advances	3	$1,879,727	$1,129,727	3	$750,000	$—
Line of credit	2	$1,608,711	$1,608,711	2	$2,160,674	$2,160,674
Short term debt	2	$500,000	$500,000	2	$400,000	$400,000
Deferred revenue	2	$541,444	$541,444	2	$475,250	$475,250
Accounts payable	2	$991,319	$991,319	2	$1,744,252	$1,744,252
Accrued liabilities	2	$655,575	$655,575	2	$1,256,148	$1,256,148
Due to related parties	2	$79,789	$79,789	2	$95,354	$95,354
Long term debt	2	$1,303,695	$1,303,695	2	$458,236	$458,236

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine months ended December 31, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

20.  DEFERRED REVENUE

In September 2010, we entered into a license agreement with Excelsior Medical (HK) (“EM” and the “EM License Agreement”). Under the EM License Agreement, we granted EM an exclusive license to certain Asian territories in exchange for $500,000 which was received and recognized during the year ended March 31, 2011.

The Company received a further $500,000 from EM as an advance payment for veneers.  The $500,000 advance, less taxes withheld, has been recorded as deferred revenue of $475,250.  Upon delivery of veneers the COGS will be recorded and the revenue recognized. As of December 31, 2011 the veneers have not yet been delivered.

During the Quarter ending December 31, 2011, we entered into two additional and new Veneer License agreements with different parties. Under the different license agreements, we granted exclusive licenses to certain a territories in exchange for $39,078, which were recognized during the quarter ending December 31, 2011.

Further to these and earlier license contracts, we received advance payments for veneers, totaling $149,799. Upon delivery of veneers the COGS is recorded and the revenue recognized. At the end of the quarter, ending December 31, 2011, $90,726 for veneers was not yet delivered. As such, the revenue was not recognized and was classified as deferred revenue.

21.  NON-CONTROLLING INTERESTS

Following is a continuity of non-controlling interests:

Non-controlling interests, March 31, 2011	$838,509
Net income attributable to non-controlling interests	767,303
Deconsolidation of Remedent OTC BV	(511,288)
Non-controlling interests, December 31, 2011:	$1,094,524

22.  SUBSEQUENT EVENTS

Effective as of January 11, 2012, the Company entered into a Rescission Agreement with Excelsior Medical (HK) (“Excelsior”) and Asia Best Healthcare Co., Ltd., pursuant to which the parties agreed to rescind the Exclusive B2C Distribution Agreement dated September 29, 2010 (“Distribution Agreement”), which granted Excelsior certain distribution rights to market veneers and trays in certain Asian territories in exchange for a license fee of $500,000. In addition, under the Distribution Agreement, Excelsior made an advance payment of $500,000 to the Company for veneers to be marketed thereunder. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 it received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to Excelsior with certain collateral of the Company.

On January 28, 2012, the Company entered into a Preference A Shares and Preference A-1 Shares Purchase Agreement (“Share Purchase Agreement”) with Glamsmile Dental Technology Ltd., a Cayman Islands company and a subsidiary of the Company (“Glamsmile Dental”), Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., Beijing Glamsmile Trading Co., Ltd., Beijing Glamsmile Dental Clinic Co., Ltd., and Shanghai Glamsmile Dental Clinic Co., Ltd., Gallant Network Limited, a shareholder of Glamsmile Dental (“Gallant”), and IDG-Accel China Growth Fund III L.P. (“IDG Growth”), IDG-Accel China III Investors L.P.(“IDG Investors”) and Crown Link Group Limited (“Crown”)(“IDG Growth, IDG Investors and Crown collectively referred to as the “Investors”), pursuant to which the Investors agreed to (i) purchase from the Company an aggregate of 2,857,143 shares of Preference A-1 Shares of Glamsmile Dental, which represents all of the issued and outstanding Preference A-1 Shares of Glamsmile Dental, for an aggregate purchase price of $2,000,000, and (ii) purchase from Glamsmile Dental an aggregate of 5,000,000 shares of Preference A Shares for an aggregate purchase price of $5,000,000.

Under the terms of the Share Purchase Agreement, the Company agreed (a) to indemnify the Investors and their respective affiliates for losses arising out of a breach, or inaccuracy or misrepresentation in any representation or warranty made by the Company or a breach or violation of a covenant or agreement made by the Company for up to $1,500,000, and (b) to transfer 500,000 shares of Glamsmile Dental owned by the Company to the Investors in the event of breach of certain covenants by the Company. In connection with the Share Purchase Agreement, the Company also agreed to enter into an Investor’s Rights Agreement, Right of First Refusal and Co-Sale Agreement, and Voting Agreement with the parties. In addition, in connection with the contemplated transactions in the Share Purchase Agreement on January 20, 2012, the Company entered into a Distribution, License and Manufacturing Agreement with Glamsmile Dental pursuant to which the Company appointed Glamsmile Dental as the exclusive distributor and licensee of Glamsmile Veneer Products bearing the “Glamsmile” name and mark in the B2C Market in the People’s Republic of China (including Hong Kong and Macau) and Republic of China (Taiwan) and granted related manufacturing rights and licenses in exchange for the original issuance of 2,857,143 shares of Preference A-1 Shares of Glamsmile Dental and $250,000 (the receipt of which was acknowledged as an off set to payment of certain invoices of Glamsmile (Asia) Limited).

On February 10, 2012, the sale of the Preference A-1 Shares and the Preference A Shares was completed. As a result of the closing, the equity ownership of Glamsmile Dental, on an as converted basis, is as follows: 31.4% by the Investors, 39.2 % by Gallant, and 29.4% by the Company. Mr. De Vreese, our chairman, will remain as a director of Glamsmile Dental along with Mr. David Lok, who is the Chief Executive Officer and director of Glamsmile Dental and principal of Gallant. The Investors have a right to appoint one director of Glamsmile Dental, and accordingly the Board of Directors of Glamsmile Dental will consists of Mr. De Vreese, Mr. Lok and a director appointed by the Investors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and nine months ended December 31, 2011 and December 31, 2010. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 14, 2011 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

In connection with the restructuring of the Company’s OTC business in December 2008, the Company controlled Remedent OTC BV until September 30, 2011 through its board representations. As agreed upon in the Voting Agreement, after September 30, 2011, the Company had one board representation and consequently no longer controlled its investment in Remedent OTC BV. As such, the financials of Remedent OTC BV are no longer included in the quarterly consolidated Financial statementsbut are accounted for through the equity method. After September 30, 2011, the Company still owned 50% of Remedent OTC BV. For the three months ended December 31, 2011, the Company recorded equity income of $303,925 in “Other income ” for its portion of the net income recorded by Remedent OTC BV.

Results of Operations

Detail of results as a percentage of sales*:

	For the three months ended December 31,		For the nine months ended December 31,
	2011	2010	2011	2010

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	15.65%	28.05%	23.09%	26.77%
GROSS PROFIT	84.35%	71.95%	76.91%	73.23%
OPERATING EXPENSES
Research and development	2.26%	4.36%	3.34%	3.26%
Sales and marketing	33.85%	19.38%	25.26%	15.70%
General and administrative	53.30%	36.20%	44.14%	36.63%
Depreciation and amortization	5.44%	5.49%	5.74%	5.75%
TOTAL OPERATING EXPENSES	94.85%	65.44%	78.48%	61.34%
INCOME (LOSS) FROM OPERATIONS	(10.50)%	6.51%	(1.57)%	11.89%
Other income (expense)	15.21%	(1.28)%	2.26%	(0.19)%
NET INCOME (LOSS)	4.71%	5.23%	.69%	11.70%
INCOME TAXES	(5.03)%	(2.81)%	(3.74)%	(1.44)%
Net income (loss) attributable to Non-controlling interest	12.26%	1.90%	9.12%	4.85%
LOSS ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	(12.58)%	0.53%	(12.17)%	5.42%

______________

*Note that above figures are not comparable due to the equity method used as Remedent OTC BV and its subsidiaries are accounted for using the equity method since September 30, 2011, while previously the financials of Remedent OTC BV and its subsidiaries were fully included in the financial statements of Remedent Inc.

Net Sales

We experienced a sales decrease for the three months ended December 31, 2011 of $1,146,058 or 35.3% to $2,102,338 as compared to $3,248,396 for the three months ended December 31, 2010. We experienced a sales decrease for the nine months ended December 31, 2011 of $1,373,098 or 14% to $8,413,610 as compared to $9,786,708 for the nine months ended December 31, 2010.   The decrease in sales was mainly because of the de-consolidation of Remedent OTC BV. As we no longer control the board since October 1, 2011, we used the equity method to record our investment for the quarter ended December 31, 2011. As a consequence, the related sales from Remedent OTC BV for the three months are no longer part of the reported total sales for the quarter, resulting in a decrease of sales.

Cost of Sales

Our cost of sales decreased for the three months ended December 31, 2011 by $582,182 or 63.9% to $329,015 as compared to $911,197 for the three months ended December 31, 2010. Cost of sales, as a percentage of net sales, has decreased to 15.65% in the quarter ended December 31, 2011 as compared to 28.05% in the quarter ended December 31, 2010.   Our cost of sales for the nine months ended December 31, 2011 decreased by $676,948 or 25.8% to $1,942,528 as compared to $2,619,476 for the nine months ended December 31, 2010. The decrease in Cost of Sales was mainly because of the de-consolidation of Remedent OTCBV as explained above.

Cost of sales, as a percentage of net sales, has decreased to 23.09% in the nine months ended December 31, 2011 as compared to 26.77% in the nine months ended December 31, 2010.  Cost of sales as a percentage of sales has decreased due to continued optimization of our production process which enables us to deliver improved quality at a reduced cost. We continue to improve our processes in order to further decrease costs, without compromising quality.

Gross Profit

Our gross profit decreased by $563,876 or 24.1%, to $1,773,323 for the three month period ended December 31, 2011 as compared to $2,337,199 for the three month period ended December 31, 2010. Our gross profit as a percentage of sales increased to 84.35% in the three months ended December 31, 2011 as compared to 71.95% for the three months ended December 31, 2010.  Our gross profit decreased by $696,150 or 9.7%, to $6,471,082 for the nine month period ended December 31, 2011 as compared to $7,167,232 for the nine month period ended December 31, 2010. Our gross profit as a percentage of sales increased to 76.91% in the nine months ended December 31, 2011 as compared to 73.23% for the nine months ended December 31, 2010.  The increase in gross profit as a percentage of sales is the result of our improved production process as explained above.

Operating Expenses

 Research and Development. Our research and development expenses decreased by $94,174 or 66.5% to $47,513 for the three months ended December 31, 2011 as compared to $141,687 for the three months ended December 31, 2010.   Our research and development expenses decreased by $38,331 or 12% to $280,895 for the nine months ended December 31, 2011 as compared to $319,226 for the nine months ended December 31, 2010. The decrease in Research and Development is mainly because of the de-consolidation of Remedent OTC BV.

Sales and marketing costs . Our sales and marketing costs increased by $81,916 or 13%, to $711,570 for the three months ended December 31, 2011 as compared to $629,654 for the three months ended December 31, 2010. The increase is largely due to the cost of our marketing efforts with respect to our new Asian GlamSmile Sales Facility in Shanghai and our start-up of marketing and sales efforts for our new Italian Studio located in Rome.

Our sales and marketing costs increased by $588,544 or 38.3%, to $2,125,188 for the nine months ended December 31, 2011 as compared to $1,536,644 for the nine months ended December 31, 2010. The increase is largely due to market efforts associated with our new Asian GlamSmile sales facility in Shanghai and our start-up of marketing and sales efforts for our new Italian Studio located in Rome.

General and administrative costs. Our general and administrative costs for the three months ended December 31, 2011 and 2010 were $1,120,535 and $1,176,078 respectively, representing a decrease of $55,543, or 4.7%. Our general and administrative costs for the nine months ended December 31, 2011 and 2010 were $3,713,496 and $3,584,387 respectively, representing an increase of $129,109, or 3.6%. The Company’s general and administrative costs have increased primarily because of increased costs associated with our Asian GlamSmile facilities and the start-up costs for our Italian Studio located in Rome.

Depreciation and amortization.   Our depreciation and amortization decreased $64,008 or 35.9%, to $114,280 for the three months ended December 31, 2011 as compared to $178,288 for the three months ended December 31, 2010.   Our depreciation and amortization decreased $79,410 or 14.1%, to $483,105 for the nine months ended December 31, 2011 as compared to $562,515 for the nine months ended December 31, 2010. The decrease is largely due to the complete amortization of previous investments in machinery and equipment.

                Other income (expense).   Our other income (expense) was $319,823 for the three months ended December 31, 2011 as compared to $(41,550) for the three months ended December 31, 2010, for an increase in net other income of $361,373.   Our other income (expense) was $190,513 for the nine months ended December 31, 2011 as compared to $(19,040) for the nine months ended December 31, 2010, an increase in net other income of $209,553. The increase in net other income is largely because of the inclusion of investment income of $303,925 in the three months ended December 31, 2011, offset by increased interest expense of $64,744 and $203,495, in the three and nine months ended December 31, 2011 respectively.

Internal and External Sources of Liquidity

As of December 31, 2011, we had current assets of $4,433,320 compared to $7,354,170 at March 31, 2011. Our current assets decreased by $2,920,850 primarily because of a decrease in cash and cash equivalents of $322,246, a decrease in accounts receivable of $1,674,850, and a decrease in inventories of $1,076,166, offset by an increase in prepaid expenses of $152,412. Current liabilities at December 31, 2011 were $4,416,434 as compared to $6,316,358 at March 31, 2011.  The decrease in current liabilities of $1,899,924 was primarily as a result of a decrease in accounts payable of $752,934, a decrease in accrued liabilities of $600,573, a decrease in line of credit of $551,963 and a decrease in the current portion of long-term debt of $145,083.

As of December 31, 2011, we had cash and cash equivalents of $1,340,274.

On January 28, 2012 we entered into a Preference A Shares and Preference A-1 Shares Purchase Agreement (“Share Purchase Agreement”) with Glamsmile Dental Technology Ltd., a Cayman Islands company and a subsidiary of the Company (“Glamsmile Dental”), Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., Beijing Glamsmile Trading Co., Ltd., Beijing Glamsmile Dental Clinic Co., Ltd., and Shanghai Glamsmile Dental Clinic Co., Ltd., Gallant Network Limited, a shareholder of Glamsmile Dental (“Gallant”), and IDG-Accel China Growth Fund III L.P. (“IDG Growth”), IDG-Accel China III Investors L.P.(“IDG Investors”) and Crown Link Group Limited (“Crown”)(“IDG Growth, IDG Investors and Crown collectively referred to as the “Investors”), pursuant to which the Investors agreed to (i) purchase from the Company an aggregate of 2,857,143 shares of Preference A-1 Shares of Glamsmile Dental, which represents all of the issued and outstanding Preference A-1 Shares of Glamsmile Dental, for an aggregate purchase price of $2,000,000, and (ii) purchase from Glamsmile Dental an aggregate of 5,000,000 shares of Preference A Shares for an aggregate purchase price of $5,000,00. On February 10, 2012, we closed on the transaction and received $2,000,000 for the sale of our Preference A-1 shares.

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

We are currently investing in new Glamsmile studios in Wenzhou and Brussels.  We have opened studios in Shanghai and Rome and expect further studio openings within the next fiscal year.

Cash and Cash equivalents

Our balance sheet at December 31, 2011 reflects cash and cash equivalents of $1,340,274 as compared to $1,662,520 as of March 31, 2011, a decrease of $322,246. The decrease of cash and cash equivalents is primarily as a result of cash provided in operations of $1,399,403 and from a loan of $1,000,000, offset by a divesture of $2,372,445 in cash from the September 30, 2011 deconsolidation of the Remedent OTC BV.

Operations

Net cash provided by operations was $1,399,403 for the nine months ended December 31, 2011 as compared to net cash provided by operations of $201,924 for the nine months ended December 31, 2010. The increase in net cash provided by operations for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 is primarily as a result of the deconsolidation of Remedent OTC BV and our success in the Asian market, combined with the success of our Service and License strategy and our Renewed Veneers Sales strategy, which have been very well received.

Investing activities

Net cash used in investing activities, net of a cash divestiture of $2,372,445 on the deconsolidation of Remedent OTC BV, totaled $208,681 for the nine months ended December 31, 2011 as compared to net cash used in investing activities of  $335,684  for the nine months ended December 31, 2010. Cash used in the nine months ended December 31, 2011 was mainly for additional equipment for our new planned GlamSmile Studios. Cash used in the nine months ended December 31, 2010 was mainly for machinery and related software to support our increasing number of veneer designers.

Financing activities

Net cash provided by financing activities totaled $965,875 for the nine months ended December 31, 2011, as compared to $1,333,884 for the nine months ended December 31, 2010.  The decrease in net cash provided by financing activities in the nine month period ended December 31, 2011 of $367,969 was primarily as a result of the deconsolidation of Remedent OTC BV.

During the nine months ended December 31, 2011 and December 31, 2010, we recognized a (decrease) in cash and cash equivalents of $(106,398) and $(76,240), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2011 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date:	February 20, 2012	By:	/s/ Guy De Vreese
			Name:	Guy De Vreese
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	February 20, 2012	By:	/s/ Stephen Ross
			Name:	Stephen Ross
			Title:	Chief Financial Officer
(Principal Accounting Officer)

