Form 10-K
period 2012-03-31
REMEDENT, INC.
filed 2012-07-16
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2011, was approximately $2,938,238.24.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” and this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of  June 25, 2012  was 19,995,969.

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

In 2006 we developed a revolutionary system for manufacturing and installing dental veneers which we branded as GlamSmile ® veneers revolutionize the traditional one-at-a-time method of applying porcelain dental veneers.  GlamSmile veneers are attached to the front of the patient’s teeth using a patent pending single motion placement tray which replaces the traditional one at a time trial and error method of applying porcelain veneers, making the application less traumatic for the patient, much easier for the dentist and perhaps most important, far less costly than traditional dental veneers. Currently, the GlamSmile veneers are our primary products in the professional oral care and cosmetic dentistry product.  Our veneers are supported by a line of professional veneer whitening and teeth sensitivity solutions.  Our products are sold to professionals by distributors and sold directly to consumers by our GlamSmile Studios.

Corporate History

We were originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc.  In October 1998, we were acquired by Resort World Enterprises, Inc., a Nevada corporation in a share exchange, and we immediately changed our name to Remedent USA, Inc. and later to Remedent, Inc.

In the latter part of 2008, our Board of Directors approved a strategic plan to separate our OTC business from our professional business, allowing us to focus on the development, marketing and distribution of our products for the professional dental market.  In December 2008, we completed a restructuring in the form of a management-led buyout of 50% of our OTC retail business (“2008 Restructuring”).  The buyout was led by Mr. Robin List, our former director and Chief Executive Officer, with financing provided by a non-affiliated foreign investment fund.  In connection with the strategic plan, we effected our OTC restructuring through a series of transactions involving subsidiary formations, contributions of subsidiary(ies) interests and sales of stock interests through subsidiary transactions.  As a result of the series of transactions related to the sale, Remedent Inc.  currently owns 50% of  Remedent OTC BV, a Dutch company (“Remedent OTC”) with Mr. List owning the other 50%. Remedent OTC owns and holds a 75% ownership interest in Sylphar Holding BV,  a Dutch holding company which owns and holds the OTC operating subsidiaries  (“Sylphar Holding”), together with Concordia Fund B.V. who owns 25% of Sylphar Holding.  As a result of Remedent, Inc.’s  ownership interest in Remedent OTC, Remedent, Inc. holds an ownership interest equal to 37.5% interest in Sylphar Holding.   As a result of the sale, all of the OTC business previously directly operated by us is now operated and held by Sylphar Holding.  In addition, following the restructuring we have focused our business primarily on the marketing and distribution of our GlamSmile Veneers.

In January, 2010 we formed a joint venture with Gallant Network Limited (“Gallant”) to formalize our GlamSmile operations in China.   In order to sell our products into the Chinese market, an approval by Chinese authorities is required, in the form of licenses. Since GlamSmile Asia Ltd., a private Hong Kong company (“GlamSmile Asia”), was already the owner of such licenses prior to the acquisition, this was an important advantage.  We obtained control of GlamSmile Asia through the acquisition of a 50.98% interest in exchange for (i) 325,000 Euro (US $466,725), of which 50,000 Euro was payable as of March 31, 2010, (ii) 250,000 shares of common stock was originally agreed to be issued during the fiscal year ended March 31, 2011 and then subsequently amended to be issued during fiscal year ended March 31, 2013,  and (iii) option grants of up to 300,000 shares of our common stock, of which 200,000 shares were granted as of March 31, 2011.

On January 28, 2012, we entered into a Preference A Shares and Preference A-1 Shares Purchase Agreement (“Share Purchase Agreement”) with Glamsmile Dental Technology Ltd., a Cayman Islands company and a subsidiary of Company (“Glamsmile Dental”), Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., Beijing Glamsmile Trading Co., Ltd., Beijing Glamsmile Dental Clinic Co., Ltd., and Shanghai Glamsmile Dental Clinic Co., Ltd., Gallant Network Limited, a shareholder of Glamsmile Dental (“Gallant”), and IDG-Accel China Growth Fund III L.P. (“IDG Growth”), IDG-Accel China III Investors L.P.(“IDG Investors”) and Crown Link Group Limited (“Crown”)(“IDG Growth, IDG Investors and Crown collectively referred to as the “Investors”), pursuant to which the Investors agreed to (i) purchase from the Company an aggregate of 2,857,143 shares of Preference A-1 Shares of Glamsmile Dental, which represents all of the issued and outstanding Preference A-1 Shares of Glamsmile Dental, for an aggregate purchase price of $2,000,000, and (ii) purchase from Glamsmile Dental an aggregate of 5,000,000 shares of Preference A Shares for an aggregate purchase price of $5,000,000.

On February 10, 2012, the sale of the Preference A-1 Shares and the Preference A Shares was completed. As a result of the closing, the equity ownership of Glamsmile Dental, on an as converted basis, is as follows: 31.4% by the Investors, 39.2 % by Gallant, and 29.4% by the Company. Mr. De Vreese, our chairman, will remain as a director of Glamsmile Dental along with Mr. David Lok, who is the Chief Executive Officer and director of Glamsmile Dental and principal of Gallant. In addition, at the closing, the Investors have a right to appoint one director of Glamsmile Dental, and as such it is contemplated that after the closing the Board of Directors of Glamsmile Dental will consists of Mr. De Vreese, Mr. Lok and a director appointed by the Investors.

Under the terms of the Share Purchase Agreement, we agreed to transfer 500,000 shares of Glamsmile Dental owned by the Company to the Investors in the event of breach of certain covenants by the Company. In connection with the Share Purchase Agreement, we also entered into an Investor’s Rights Agreement, Right of First Refusal and Co-Sale Agreement, and Voting Agreement with the parties. In addition, in connection with the contemplated transactions in the Share Purchase Agreement on January 20, 2012, we entered into a Distribution, License and Manufacturing Agreement with Glamsmile Dental pursuant to which we appointed Glamsmile Dental as the exclusive distributor and licensee of Glamsmile Veneer Products bearing the “Glamsmile” name and mark in the B2C Market in the People’s Republic of China (including Hong Kong and Macau) and Republic of China (Taiwan) and granted related manufacturing rights and licenses in exchange for the original issuance of 2,857,143 shares of Preference A-1 Shares of Glamsmile Dental and $250,000 (the receipt of which was acknowledged as an off set to payment of certain invoices of Glamsmile (Asia) Limited).

We have the following wholly owned subsidiaries:  (1) Remedent N.V., a Belgium corporation; (2) Remedent Professional Holdings, Inc., a California corporation; (3) Remedent Professional, Inc., a California corporation (a subsidiary of Remedent Professional Holdings, Inc.), and (4) Glamtech-USA, Inc., a Delaware corporation.  In addition, Remedent N.V., our wholly-owned subsidiary,  has (A) a 51% ownership interest in GlamSmile Deutschland GmbH, a German private company, (B) a 100% ownership interest in GlamSmile Rome SRL (an Italian private Company). Remedent Inc. also has a 50 % ownership in Remedent OTC BV  (a Dutch company which holds a 75% ownership interest in Sylphar Holding) and (D) a 37.5% ownership interest in Sylphar Holding (a Dutch holding company which wholly owns: Sylphar Holding: (i) Sylphar N.V., a Belgium corporation; (ii) Sylphar USA, Inc., a Nevada corporation; and (iii)  Sylphar Asia Pte Ltd. (formerly Remedent Asia Pte Ltd.), a Singapore company. In addition, Remedent, Inc. owns a 29.4% ownership interest in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% Shanghai Glamsmile Dental Clinic Co., Ltd., and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd.

Past Product Development

We have been a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail OTC tooth whitening products which are distributed in Europe, Asia and the United States.  We have distributed our products using both our own internal sales force and through the use of third party distributors.  Prior to our 2008 Restructuring, our products were generally classified into the following categories: professional dental products and OTC tooth whitening products. Our OTC division included products targeted for retail such as iWhite, Cleverwhite and Remesense.  However as a result of the 2008 Restructuring and sale, all of our prior OTC operations, including the marketing and distribution of the OTC products are being conducted by Sylphar Holding and its wholly owned subsidiaries.  We developed the following products for our professional dental segment:

•

Remewhite in Office Whitening System . One of our first dental products that we developed for the professional dental community was the RemeCure™ plasma curing light (described below).  Leveraging on our early success with the RemeCure light, we introduced the RemeWhite™ In Office Whitening System.  Based upon the initial RemeCure light, a new light, called the RemeCure CL-15, was developed featuring new enhancements to the hardware and software enabling this light to be fully automated thereby eliminating the need for the dentist to hold the light during whitening treatments.  In addition, a proprietary gel was formulated to be used with the system as well as a time saving method to apply the gel.

•

Remewhite Home Maintenance Kit .  In 2004, the RemeWhite Home Maintenance Kit was introduced and sold by dentists to their patients, featuring 16 pre-filled trays with a level of whitening agent safe for home use yet stronger than most OTC products.

•

Metatray .  In August 2005, we introduced MetaTray®, our next generation of products targeted for the professional dentist market.  The MetaTray kit consists of a proprietary, reusable mouthpiece that has embedded in the mouthpiece both a heating element and an electroluminescent mesh that are powered by a rechargeable 9 volt power source providing heat and light similar to that which is delivered to the teeth by conventional dental lights. The system also introduced a proprietary foam strip that is unique in the manner in which it releases peroxide to the tooth surface without dripping or running.

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

Current Products

We currently have two primary products: GlamSmile Veneers, and Whitening Products. In addition, we are currently developing a ‘prefab’ veneer which would be a ‘ready-to-use’ veneer, called ‘River 8’ which we anticipate we will offer at a lower price than traditional veneers. It is anticipated that the launch will be during the first six months of the next fiscal year.

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

•	WHITE Boost & WHITE Finishing . Other than Formulation+, Remedent created and sells the White Boost & White Finishing through dentists for home use. It is an oxygen-induced whitening system using a revolutionary and comfortable tray and 2 thin, flexible foam strips impregnated with super tooth whitening gel. The foam strips’ unique formula guarantees a steady release of oxygen that first triggers and then speeds up the whitening process. Our ergonomic delivery tray means ease-of-use and superb whitening results in just 10 minutes.

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

Marketing and Distribution

We market our products to the dental professional using our business to business strategies (“B2B”), and we also market our products directly to the consumers in Asia, Europe and the Middle East  using our direct to consumer model (“B2C”).  Our products are sold to dental professionals in 28 countries through distributors. We previously sold our GlamSmile product in the United States and throughout the world with the exception of certain excluded territories and certain B2C markets pursuant to a distribution agreement. However, on March 27, 2012, the distribution agreements with Den-Mat were terminated pursuant to a certain Termination and Distribution Agreement with Den-Mat (“Den-Mat Distribution Agreement”). Pursuant to the Den-Mat Distribution Agreement, we granted Den-Mat a non-exclusive, irrevocable, perpetual, royalty free, license to use within certain territory, which among other territories excludes China, Macau, Hong Kong, and Taiwan, the intellectual property that was the subject of the license to Den-Mat under the Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009, as amended from time to time (“Prior Agreements”), as such intellectual property relates the products which was the subject of the Prior Agreements. In connection with the termination of the Prior Agreements, under the Den-Mat Distribution Agreement, Den-Mat agreed to pay us $200,000. We currently sell our products in Asia, Europe and the Middle East  directly to consumers using our direct to consumer model, which includes our GlamSmile Smile Design-Virtual Studio, and GlamSmile Studios.

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

We have begun to market our products through our Smile Consultancy Concept and through the establishment of our GlamSmile Studios in Asia, with a primary focus on China, and Europe.   We currently have an ownership interest in the following Glamsmile Studios:

•	Beijing Glamsmile Studio . Through Glamsmile Asia and its subsidiaries we opened a GlamSmile clinic in Beijing, China, during the third calendar quarter of 2009. The Beijing GlamSmile clinic was the first dental spa to offer pain free cosmetic dentistry in Beijing.

•	Hong Kong Dental Spa . In April 2010, through GlamSmile Asia Ltd. we expanded our business to consumer model in the Asian market by opening a dental spa in Hong Kong.

•	Munich, Germany Glamsmile Studio . In October 2010, through GlamSmile Deutschland GmbH a studio in Munich, Germany was opened.

•	Shanghai Studio . In February 2011, we opened the Shanghai Studio through GlamSmile Asia.

•	Rome, Italian Glamsmile Studio . In June 2011, through GlamSmile Rome SRL a studio in Rome, Italy was opened.

•	Wenzhou Studio. In February 2012, we opened the Wenzhou Studio through GlamSmile Asia.

In connection with the contemplated transactions in the Share Purchase Agreement on January 20, 2012, we entered into a Distribution, License and Manufacturing Agreement with Glamsmile Dental pursuant to which we appointed Glamsmile Dental as the exclusive distributor and licensee of Glamsmile Veneer Products bearing the “Glamsmile” name and mark in the B2C Market in the People’s Republic of China (including Hong Kong and Macau) and Republic of China (Taiwan) and granted related manufacturing rights and licenses in exchange for the original issuance of 2,857,143 shares of Preference A-1 Shares of Glamsmile Dental and $250,000 (the receipt of which was acknowledged as an off set to payment of certain invoices of Glamsmile (Asia) Limited).

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

7

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

B2B Market and Distribution

Starting in Belgium and the Netherlands, our products have been introduced utilizing our Distributor Assisted Marketing programs.  We implement our program by first identifying an established dealer in each market with a well-developed sales force familiar with sales of capital equipment to the professional dentist community.  Second, we develop aggressive lead generation programs and other marketing techniques which served as a blue print for the dealers to implement.  The combination of a well-trained dealer force and dealer-assisted marketing and lead generation programs has proven to be far more effective than utilizing a direct sales approach, which is much slower and more costly to establish.  This process has been repeated for both the professional dentist and retail, over-the-counter markets in each country.  As a result of this approach, we have been able to establish dealers in 28 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

We previously sold our GlamSmile product in the United States and throughout the world with the exception of certain excluded territories and certain B2C markets pursuant to a distribution agreement. However, on March 27, 2012, the distribution agreements with Den-Mat were terminated pursuant to a certain Termination and Distribution Agreement with Den-Mat (“Den-Mat Distribution Agreement”). Pursuant to the Den-Mat Distribution Agreement, we granted Den-Mat a non-exclusive, irrevocable, perpetual, royalty free, license to use within certain territory, which among other territories excludes China, Macau, Hong Kong, and Taiwan, the intellectual property that was the subject of the license to Den-Mat under the Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009, as amended from time to time (“Prior Agreements”), as such intellectual property relates the products which was the subject of the Prior Agreements. In connection with the termination of the Prior Agreements, under the Den-Mat Distribution Agreement, Den-Mat agreed to pay us $200,000. We currently sell our products in Asia, Europe and the Middle East  directly to consumers using our direct to consumer model, which includes our GlamSmile Smile Design-Virtual Studio, and GlamSmile Studios.

In September 2010, we entered into a license agreement with Excelsior Medical (“EM”) (the “EM license agreement”). Under the EM license agreement, we granted EM an exclusive license to certain Asian territories in exchange for $500,000 which was received during the year ended March 31, 2011. The Company received a further $500,000 from EM as an advance payment for veneers.  The $500,000 advance, less taxes withheld, was recorded as deferred revenue of $475,250 as of March 31, 2011.  Effective as of January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company

Locations

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008. at a base rent of €5,712 per month for the total location ($7,624 per month at March 31, 2012).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,675 per month at March 31, 2012).

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

Research and Development

Our research and development expenses decreased $119,305 to $ 309,939 for the year ended March 31, 2012 as compared to $429,244 for the year ended March 31, 2011, an increase of 27.79%.  Research and development expenses have decreased primarily because of the completion of the research and development of the RemeScar and the launch of the final RemeScar product, reducing our research and development expense significantly. Secondly, the deconsolidation of our Sylphar division end of September 2011, converted to the equity method, contributed also to the decrease in Research and Development expenses.

Although we are currently developing a ‘prefab’ veneer which would be a ‘ready-to-use’ veneer, called ‘River 8’ which we plan to offer at a lower price than traditional veneers, we anticipate that our research and development costs will decrease over the next fiscal year since GlamSmile Asia was deconsolidated at the end of January 2012 along with the deconsolidation of the Sylphar Division at the end of September 2011, reducing as such our consolidated research and development costs.

Intellectual Property

GlamSmile.   We have filed a patent application related to the design and manufacturing process of the GlamSmile product in the European Union on March 2, 2003 and  the United States on December 20, 2007. The patent applications are pending as of March 31, 2012.  We also have international trademark registration for GlamSmile in the United States until August 16, 2017 and in the European Union until April 6, 2017. In addition, we have secured the domain name www.glamsmile.com as well as other related internet domains in our targeted markets. We also have ongoing research and development efforts to improve and expand our current technology and to develop new dental products.   We intend to continue to apply for patents when we believe it is in our interest to do so and as advised by patent counsel.  We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business.  Certain of our key employees and consultants are required to enter into confidentiality and/or non-competition agreements to protect our confidential information.

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

Major Customers

At March 31, 2012 five customers accounted for a total of 65% of the Company’s trade accounts receivable and one of those customers accounted for 26.7 % of total accounts receivable. At March 31, 2011 five customers accounted for a total of  61% of the Company’s trade accounts receivable and one of those customers accounted for 24.6% of total accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Competition

GlamSmile .  Our competition consists of both alternative procedures that can be performed to achieve in part the results that would be achieved through a GlamSmile procedure, as well as competition from dentists not within the GlamSmile network who provide veneer procedures. With regard to alternative procedures, options available to the consumer include various whitening procedures, dental implants, dental bonding and dental caps. With the exception of whitening procedures, which for the most part cannot address many of the dental issues solved by GlamSmile veneers, the remaining alternatives all involve more cost, more patient discomfort and more time to complete. There are many dental practitioners that perform traditional veneer procedures. In most cases, traditional veneers will also be significantly more costly then GlamSmile veneers and require the dentist to remove more of the existing tooth material as well as requiring multiple patient visits to complete. That said, there will be existing practitioners that believe they can attain more customized results with the individual veneer approach as opposed to the GlamSmile tray approach and may be reluctant to offer our less costly procedure. To the best of our knowledge, GlamSmile will be “first to market” with respect to a direct to consumer advertising and promotion campaign for veneers anywhere which should enable us to capture market share in what we believe will be a rapidly growing market. Further, we have filed for patents on our proprietary tray delivery systems and have developed years of knowhow relating to treating patients with the multiple veneer approach. However, new technologies are continue to be developed and new processes could be designed that would not violate our patents and result in similar solutions that could compete with GlamSmile products. Because we are uniquely positioned to have the ability to control the entire process from manufacturing to marketing to distribution, we believe it is feasible for us to  have complete control and flexibility to maximize margins and respond aggressively to any competitive situation.

Teeth Whitening .  International markets including Europe, Asia and Latin America have followed the United States’ lead in expanding offerings in the areas of teeth whitening.  Leading the way in both the professional dentist segment has been United States based companies seeking to expand their distribution.  Impeding these efforts has been the inability of many of these companies to fully understand the differences from both a distribution and a regulatory standpoint that apply in each of the European and Asian markets.  Notwithstanding the formation of the European Union and its efforts to standardize regulatory and business practices throughout Europe, these practices in reality vary widely from country to country.  Competition in the professional dentistry product lines comes primarily from the larger United States based competitors including Brite-Smile, Rembrandt (now a subsidiary of Gillette Company, Inc.), Discuss Dental, Inc. and Zoom.  All of these companies offer light and whitening solutions to the professional dentist community.  Despite our competition’s advantage with respect to size, resources and name recognition, we have continued to maintain market share in this highly competitive segment for the following reasons:

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

While the Company believes it is in substantial compliance with the laws and regulations which regulate its business, and that it possesses all the licenses required in the conduct of its business, the failure to comply with any of those laws or regulations, or the imposition of new laws or regulations could negatively impact the Company’s business .

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

Employees

We currently retain 16 full-time employees in Belgium.   We currently have one employee, Mr. Stephen Ross, our Chief Financial Officer, located in the United States.  Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Accounting Officer.  We have no other employment agreements with our executive officers.

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

With the exception of a small profit of $16,149 on revenue of $5,234,855 for the fiscal year ended March 31, 2004 and a profit of $490,483 on revenue of $9,687,292 for the fiscal year ended March 31, 2012, we have had a history of substantial losses.  Our losses were $1,547,175 on revenues of $12,581,708 for the year ended March 31, 2011 and $2,349,915 on revenues of $8,247,960 for the year ended March 31, 2010  We expect to continue to incur increasing cost of revenues, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there is no assurance that we will be able to achieve or sustain profitability.

Our cash and cash equivalents are insufficient to support our operations and there is substantial doubt exists about our ability to continue as a going concern.

Our cash and cash equivalents of $203,584 as of March 31, 2012 are not sufficient to support our operations through our current fiscal year and we need additional financing. During the year ended March 31, 2012, we have been unable to generate cash flows sufficient to support our operations and have been dependent on loans and strategic partnerships. We remain dependent on outside sources of funding until our results of operations provide positive cash flows. During our current fiscal year, we expect to continue to incur operating losses. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

The financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

We have supported current operations by raising additional operating cash through loans and strategic partnerships. This has provided us with the cash inflows to continue our business plan, but has not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include raising capital through additional sale of our common stock and/or debentures.

This could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we will be able to locate a strategic partner, that we can raise additional working capital, or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to (i) locate sources of debt or equity funding to meet current commitments and near-term future requirements and (ii) achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

Substantially all of our assets are secured under a credit facility with BNP Paribas Fortis Bank, a bank located outside of the United States, and in the event of default under the credit facility we may lose all of our assets.

The Company has a mixed-use line of credit facility with BNP Paribas Fortis, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V.    On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent N.V. and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V. is currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2012 and March 31, 2011, Remedent N.V. had in aggregate, $1,079,263 and $1,452,024 in advances outstanding, respectively, under the mixed-use line of credit facilities. Although we are current in our obligations under this Facility, in the event of a default under this Facility we may lose our assets.  In addition, our Facility currently provide the Company with cash  to accelerate our expansion plan to open new GlamSmile Studios.  Accordingly,  without the availability of funds from our Facility, or alternative source of funding, it would take us longer to open  new Studios.

We depend on strategic relationships with third parties for sales and marketing performance and revenues in the People’s Republic of China and certain territories in North America,  and failure to maintain these relationships, poor performance by these companies or disputes with these companies could negatively impact our business.

We rely on significant strategic relationships with third parties, for our sales and marketing performance in certain territories. These include collaborations with strategic partners in China for our dental studios.  Reliance on collaborative relationships poses a number of risks, including the risk that:

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

We obtained on June 3, 2011, a long term loan for $1,000,000 from an unrelated party in order to support and finance the expansion of new GlamSmile Studios in Mainland China. This loan is secured by certain assets we own and in the event of default, the lenders will have a right to the collateral granted to them under the loan agreements and we will lose our ownership interest in the assets.  A loss of our collateral will have material adverse effect on our Asia operations, our business and financial condition.

Effective January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company.

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

Our operations are primarily in Europe and Asia and 88% of our sales for the fiscal year ended March 31, 2012 were generated from customers outside of the United States, compared to 82% of our sales for the fiscal year ended March 31, 2011. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

The loss of or a substantial reduction in, or change in the size or timing of, orders from distributors could harm our business .

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

Failure to meet customers’ expectations or deliver expected performance of our products could result in losses and negative publicity, which will harm our business ..

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

If we are unable to protect our intellectual property rights or our intellectual property rights are inadequate, our competitive position could be harmed or we could be required to incur expenses to enforce our rights .

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

If we are unable to meet customer demand or comply with quality regulations, our sales will suffer .

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

As of June 25, 2012, our present directors and executive officers, and their respective affiliates beneficially owned approximately 29% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008. at a base rent of €5,712 per month for the total location ($7,624 per month at March 31, 2012).

The Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,675 per month at March 31, 2012).

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2010	$0.40	$0.30
Quarter ended September 30, 2010	$0.40	$0.24
Quarter ended December 31, 2010	$0.60	$0.25
Quarter ended March 31, 2011	$0.75	$0.31
Quarter ended June 30, 2011	$0.47	$0.32
Quarter ended September 30, 2011	$0.45	$0.19
Quarter ended December 31, 2011	$0.30	$0.18
Quarter ended March 31, 2012	$0.50	$0.16

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 25, 2012, the number of stockholders of record was approximately 188, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2012, we had three equity compensation plans approved by our stockholders (1) our Incentive and Nonstatutory Stock Option Plan enacted in 2001 (the “2001 Plan”), (2) our 2004 Incentive and Nonstatutory Stock Option Plan (the “2004 Plan”); and (3) our 2007 Equity Incentive Plan (the “2007 Plan”). Our stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, our stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, our stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by our stockholders, we have issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by us.

The following table provides aggregate information as of March 31, 2012 and March 31, 2011 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2010	250,000	1.20	$668,166	0.89	$1,000,000	1.15	$350,000	$0.97
Cancelled or expired	—	—	(110,666)	4.00	—	—	—	—
Options outstanding, March 31, 2011	250,000	1.20	557,500	0.89	1,000,000	1.15	350,000	0.97
Cancelled or expired	(237,500)	—	(25,000)	4.00	—	—	—	—
Options outstanding, March 31, 2012	12,500	1.19	532,500	0.96	1,000,000	1.15	350,000	0.97
Options exercisable March 31, 2012	12,500	1.19	532,500	0.96	1,000,000	1.15	350,000	0.97
Exercise price range	$2.00		$0.50 - $2.46		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	2 years		5.28 years		6.1 years		4.6 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,545,000	$1.13	505,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,365,000	$1.08	505,000

For the year ended March 31, 2012, the Company recognized $50,387 (2011 — $113,682) in compensation expense in the consolidated statement of operations.

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

Overview

We design, develop, manufacture and distribute cosmetic dentistry products.  Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we have developed a line of professional veneers as well as a family of teeth whitening products for both professional and “Over-The-Counter” (“OTC”) use, that are distributed in Europe, Asia and the United States.  We manufacture many of our products in our facility in Deurle, Belgium as well as outsourced manufacturing in China and France. We distribute our products using both our own internal sales force and through the use of third party distributors.  We have established dealers in 28 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

Recent Developments

On June 3, 2011, the Company obtained a loan in the principal amount of $1,000,000 (the “Loan”) from an unrelated private company, Excelsior Medical (HK) (“EM”). In connection with the Loan, the Company issued a promissory note, with a simple interest rate of 5% per annum, secured by certain assets of the Company (the “Note”). The maturity date of the Loan is June 3, 2014. Interest of $50,000 per annum is payable in cash on an annual basis. In September 2010, we entered into a license agreement with EM (the “EM license agreement”). Under the EM license agreement, we granted EM an exclusive license to certain Asian territories in exchange for $500,000 which was received during the year ended March 31, 2011. The Company received a further $500,000 from EM as an advance payment for veneers.  The $500,000 advance, less taxes withheld, was recorded as deferred revenue of $475,250 as of March 31, 2011.  Effective as of January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company

On January 28, 2012, we entered into a Preference A Shares and Preference A-1 Shares Purchase Agreement (“Share Purchase Agreement”) with Glamsmile Dental Technology Ltd., a Cayman Islands company and a subsidiary of Company (“Glamsmile Dental”), Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., Beijing Glamsmile Trading Co., Ltd., Beijing Glamsmile Dental Clinic Co., Ltd., and Shanghai Glamsmile Dental Clinic Co., Ltd., Gallant Network Limited, a shareholder of Glamsmile Dental (“Gallant”), and IDG-Accel China Growth Fund III L.P. (“IDG Growth”), IDG-Accel China III Investors L.P.(“IDG Investors”) and Crown Link Group Limited (“Crown”)(“IDG Growth, IDG Investors and Crown collectively referred to as the “Investors”), pursuant to which the Investors agreed to (i) purchase from the Company an aggregate of 2,857,143 shares of Preference A-1 Shares of Glamsmile Dental, which represents all of the issued and outstanding Preference A-1 Shares of Glamsmile Dental, for an aggregate purchase price of $2,000,000, and (ii) purchase from Glamsmile Dental an aggregate of 5,000,000 shares of Preference A Shares for an aggregate purchase price of $5,000,000.

On February 10, 2012, the sale of the Preference A-1 Shares and the Preference A Shares was completed. As a result of the closing, the equity ownership of Glamsmile Dental, on an as converted basis, is as follows: 31.4% by the Investors, 39.2 % by Gallant, and 29.4% by the Company. Mr. De Vreese, our chairman, will remain as a director of Glamsmile Dental along with Mr. David Lok, who is the Chief Executive Officer and director of Glamsmile Dental and principal of Gallant. In addition, at the closing, the Investors have a right to appoint one director of Glamsmile Dental, and as such it is contemplated that after the closing the Board of Directors of Glamsmile Dental will consists of Mr. De Vreese, Mr. Lok and a director appointed by the Investors.

Under the terms of the Share Purchase Agreement, we agreed to transfer 500,000 shares of Glamsmile Dental owned by the Company to the Investors in the event of breach of certain covenants by the Company. In connection with the Share Purchase Agreement, we also entered into an Investor’s Rights Agreement, Right of First Refusal and Co-Sale Agreement, and Voting Agreement with the parties. In addition, in connection with the contemplated transactions in the Share Purchase Agreement on January 20, 2012, we entered into a Distribution, License and Manufacturing Agreement with Glamsmile Dental pursuant to which we appointed Glamsmile Dental as the exclusive distributor and licensee of Glamsmile Veneer Products bearing the “Glamsmile” name and mark in the B2C Market in the People’s Republic of China (including Hong Kong and Macau) and Republic of China (Taiwan) and granted related manufacturing rights and licenses in exchange for the original issuance of 2,857,143 shares of Preference A-1 Shares of Glamsmile Dental and $250,000 (the receipt of which was acknowledged as an off set to payment of certain invoices of Glamsmile (Asia) Limited).

During the fiscal year ended March 31, 2012, we opened a new Glamsmile Studio in Rome, Italy. In addition, we are developing a ‘prefab’ veneer which would be a ‘ready-to-use’ veneer, called ‘River 8’ offered at a lower price than traditional veneers. It is anticipated that the launch will be during the first six months of the next fiscal year.

Financial Results and Trends

Revenue decreased by approximately 23% to $9,687,292 in the year ended March 31, 2012 as compared to $12,581,708 in the year ended March 31, 2011.  In fiscal 2012, we experienced a decline in revenues as a result of the deconsolidation of our OTC division Sylphar at the quarter ending September 2011 and secondly, the deconsolidation of our Asian Division at the end of January 2012 resulting in decreased revenue for both entities. The equity method is currently being used in calculating the monthly results, whereas, in fiscal 2011, the reported revenue stands for a full years revenue for all divisions.

Our net income/( loss) attributable to our stockholders was $0.02 for fiscal 2012 and $(0.08) for fiscal 2011. Our net income for fiscal 2012 was positively impacted by a gain of $2,085,669 on the sale of our Asian division as explained in the heading “Recent Developments” above and the sale of assets and IP by Remedent N.V. to its Asian Subsidiary for $ 601,391. We also recognized $173,337 in equity income from our investments in the year ended March 31, 2012, namely our investment in the OTC Division and our Asian Veneer Division.

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

Goodwill

Goodwill is not amortized, but is tested for impairment on an annual basis as of March 31, or whenever events or circumstances indicate that the carrying amount may not be recoverable. These impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. As of March 31, 2012 the goodwill is no longer recorded because the Asia branch is no longer fully consolidated. Furthermore the goodwill is retained in the gain on sale calculation .

On April 1, 2010, the Company adopted the new accounting guidance for business combinations according to FASB Codification ASC 805, Business Combinations . This guidance establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, goodwill, and any noncontrolling interest in the acquiree, as well as disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Additionally, it provides guidance for identifying a business combination, measuring the acquisition date, and defining the measurement period for adjusting provisional amounts recorded. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $156,239 at March 31, 2012 and $130,407 at March 31, 2011.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2012 and March 31, 2011, advertising expense was $590,285 and 709,885, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2012	Year ended March 31, 2011
Product warranty liability:
Opening balance	$21,260	$20,238
Reductions for payments made
Accruals for product warranties issued in the period	(2,002)	(11,620)
Adjustments to liabilities for pre-existing warranties	761	12,642
Ending liability	$20,019	$21,260

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $20,019 and $21,260 as of March 31, 2012 and March 31, 2011, respectively.

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

At each of March 31, 2012 and 2011, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2012 and 2011, the Company had 7,794,627 and 7,794,627 warrants outstanding, respectively and 1,895,000 and 2,157,500 options outstanding, respectively.  All outstanding warrants and options were excluded from the computation of earnings per share for the year ended March 31, 2012 because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2012 and 2011 respectively, it would have excluded all warrants and all but 200,000 and 1,165,000 options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all other warrants and options.

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiaries, Remedent N.V., Sylphar N.V., GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Sylphar Asia Ptd Ltd  the Singapore Dollar and for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. Finally, the functional currency for Remedent Professional, Inc. is the U.S. dollar. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains and (losses) of $(846,880) and $(184,890) for the years ended March 31, 2012 and 2011, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

Stock Based Compensation

The Company has a stock-based compensation plan. The Company measures the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

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

Recently Issued Accounting Pronouncements

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

In May 2011, the FASB issued ASU 2011-04 and updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The adoption of ASU 2011-04 has not had a material effect on the Company’s results of operations, financial condition, and cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued new accounting guidance on comprehensive income that was amended in December 2011. The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires them to be presented in the statement of comprehensive income instead. This accounting guidance, as amended, will be effective for the Company on April 1, 2012. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary. This accounting guidance is effective for the Company in fiscal 2013 but early adoption is permitted. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

In December 2011, the FASB issued new accounting guidance on disclosures about offsetting assets and liabilities. The requirements for offsetting are different under U.S. GAAP and IFRS. Therefore, the objective of this accounting guidance is to facilitate comparison between financials statements prepared under U.S. GAAP and IFRS by enhancing disclosures of the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain assets and liabilities. This accounting guidance will be effective for the Company on April 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2012 and 2011

Comparative details of results of operations for the years ended March 31, 2012 and 2011 as a percentage of sales are as follows:

36

	2012	2011
NET SALES	100.00%	100.00%
COST OF SALES	23.00%	31.38%
GROSS PROFIT	77.00%	68.62%
OPERATING EXPENSES
Research and development	3.70%	3.41%
Sales and marketing	22.40%	17.65%
General and administrative	41.08%	39.53%
Depreciation and amortization	5.84%	6.20%
TOTAL OPERATING EXPENSES	99.32%	66.79%
(LOSS) INCOME FROM OPERATIONS	(5.19)%	1.84%
Other income (expense)	21.84%	(6.76)%
INCOME (LOSS) BEFORE INCOME TAXES & NON-CONTROLLING INTEREST	16.66%	(4.93)%
Income tax expense	(3.25)%	(1.75)%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	13.40%	(6.68)%
NON-CONTROLLING INTEREST	8.34%	5.62%
NET INCOME (LOSS)	5.06%	(12.30)%

*Note that above figures are not comparable due to the equity method used because:

A. Remedent OTC BV and its subsidiaries are accounted for using the equity method since September 30, 2011, while previously the financials of Remedent OTC BV and its subsidiaries were fully included in the financial statements of Remedent Inc., and

B. GlamSmile Asia and its subsidiaries are accounted for using the equity method since February 2012, while previously the financials of GlamSmile Asia and its subsidiaries were fully included in the financial statement of Remedent Inc.

Net Sales

Net sales decreased by approximately 23% to $9,687,292 in the year ended March 31, 2012 as compared to $12,581,708 in the year ended March 31, 2011.  The decrease in sales is primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased revenue. For both entities, the equity method is currently being used in calculating the monthly results, whereas, in fiscal 2011, we reported a full year of revenue for all divisions.

Cost of Sales

Cost of sales decreased approximately 43.6% to $2,227,891 in the year ended March 31, 2012 as compared to $3,947,699 in the year ended March 31, 2011.  Cost of sales as a percentage of sales has decreased because of the deconsolidation of our OTC division at the quarter ending September 2011, known for its higher costs in reference to the cost of goods, compared to the costs of goods for the veneer product sold by our GlamSmile Divisions, whereas for the year ended March 2011, we reported a full year of cost of goods for all divisions.

Gross Profit

Our gross profit decreased by $1,174,608 or 13.6%, to $7,459,401 for the fiscal year ended March 31, 2012 as compared to $8,634,009 for the year ended March 31, 2011 as a result of the deconsolidation of our OTC division at the quarter ending September 2011 and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased gross profit. For both entities, the equity method is currently being used in calculating the monthly results, whereas, in fiscal 2011 we reported Gross Profit for all divisions

Operating Expenses

Research and Development.  Our research and development expenses decreased $119,305 to $309,939 for the year ended March 31, 2012 as compared to $429,244 for the year ended March 31, 2011, a decrease of 27.8%.  Research and development expenses have decreased primarily because of completion of RemeScar product and the launch of the final RemeScar product, reducing our research and development expense significantly. Secondly, the deconsolidation of our Sylphar division at the end of September 2011, also contributed to a decrease in Research and Development expenses.

Sales and marketing costs.  Our sales and marketing costs increased $196,126 to $2,416,812 or 8.8% for the year ended March 31, 2012 as compared to $2,220,686 for the year ended March 31, 2011.  The increase is largely due to our new Asian GlamSmile Sales Facilities.

General and administrative costs.  Our general and administrative costs for the year ended March 31, 2012 and 2011 were $4,686,347 and $4,972,982 respectively, representing a decrease of $286,635 or 5.8%.  The decrease in general and administrative costs as compared to the prior year primarily as a result of the deconsolidation of our OTC division at the quarter ending September 2011 and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in a decreased General and administrative cost. For both entities, the equity method is currently applicable, whereas, in fiscal 2011, we reported general and administrative costs for a full year for all divisions.

Depreciation and amortization.  Our depreciation and amortization decreased $231,221 or 29.6%, to $548,662 for the year ended March 31, 2012 as compared to $779,883 for the year ended March 31, 2011. The decrease  is largely due to the deconsolidation of both entities, as described above.

Net interest expense.   Our net interest expense was $387,292 for the year ended March 31, 2012 as compared to $260,235 for the year ended March 31, 2011, an increase of $127,057 or 48.8%. Interest expense has increased primarily because of increased utilization of our available bank credit line and increased debt

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2012 reflects cash and cash equivalents of $203,584 as compared to $1,662,520 as of March 31, 2011, a decrease of $1,458,936.  Net cash used by operations was $150,552 for the year ended March 31, 2012 as compared to net cash used by operations of $135,226 for the year ended March 31, 2011, an increase year over year of $15,326 in cash used by operations.

As of March 31, 2012, there has been no indication of a trend of increased doubtful accounts.  As a result, at this time, we do not anticipate increased reserves.

Investing Activities

Net cash used by investing activities was $3,840,048 for the year ended March 31, 2012 as compared to net cash used by investing activities of $533,001 for the year ended March 31, 2011. Cash used in investing activities in the year ended March 31, 2012 was primarily cash divested as a result of the deconsolidation of the GlamSmile Asia division as well as of the OTC division.

Financing Activities

Net cash provided by financing activities totaled $2,524,412 for the year ended March 31, 2012 as compared to net cash provided by financing activities of $1,702,939 for the year ended March 31, 2011. Net cash provided from financing activities in the year ended March 31, 2012 was higher than in the year ended March 31, 2011 primarily because of the partial sale of our investment in Asia and because we received a short term loan offset by net repayments against our line of credit in the amount of $414,061.   We did not complete any private placements in either 2012 or 2011.

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V..  On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and €1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V is currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2012 and March 31, 2011, Remedent N.V. had in aggregate, $1,079,263 and $1,452,024 in advances outstanding, respectively, under the mixed-use line of credit facilities.

During the years ended March 31, 2012 and March 31, 2011, we recognized an increase in cash and cash equivalents of $7,252 and $14,342, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2012, we had current assets of $3,268,854 compared to $7,354,170 at March 31, 2011. This decrease of $4,085,316 was due to a decrease in cash of $1,458,936, a decrease in accounts receivable of $1,926,411,  and a decrease in inventories of $1,086,280, offset by an increase in prepaid expenses of $386,311.

Current liabilities at March 31, 2012 of $3,607,361 were $2,708,997 less than current liabilities as at March 31, 2011 of $6,316,358.  The decrease was primarily a result of the decrease in our line of credit by $1,081,411, a decrease in short term debt of $400,000, a decrease in accounts payable of $ 735,077, a decrease in accrued liabilities of $719,817, a decrease in deferred revenue of $417,996 and a decrease in our due to related parties of $33,518, offset by an increase in the current portion of our long term debt of $ 678,822 respectively. The main reason for the decrease overall is the deconsolidation of our OTC division and our Asian investment, which are accounted for using the equity method at the end of March 31, 2012.

Our cash and cash equivalents of $203,584 as of March 31, 2012 are not sufficient to support our operations through our current fiscal year and we need additional financing. During the year ended March 31, 2012, we have been unable to generate cash flows sufficient to support our operations and have been dependent on loans and strategic partnerships. We remain dependent on outside sources of funding until our results of operations provide positive cash flows. During our current fiscal year, we expect to continue to incur operating losses. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

The financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

We have supported current operations by raising additional operating cash through loans and strategic partnerships. This has provided us with the cash inflows to continue our business plan, but has not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include raising capital through additional sale of our common stock and/or debentures. This could result in substantial dilution of existing stockholders.

As discussed in this Report, we anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model.  We intend to continue to look for opportunities to expand the number of GlamSmile Studios in China.  As such, the Company is in discussions to sell its 50 % interest in the OTC Division for 1,000,000 Euros (at closing rate of March 31, 2012, $1,334,600). The sale is planned because management wants to focus completely on its core business within the professional dental community and the veneer market.

However, there can be no assurance that we will be successfully in the implementation of our plan, our current financial position can be improved, that we will be able to locate a strategic partner, that we can raise additional working capital, or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to (i) locate sources of debt or equity funding to meet current commitments and near-term future requirements and (ii) achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations. In the event we are unable to raise additional funds, we may draw funds from the balance remaining on our credit facility or may have to postpone our expansion plans to establish additional dental studios in Europe and China.

Off-Balance Sheet Arrangements

At March 31, 2012, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

As of March 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2012 based on the COSO criteria.

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

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person	Age	Position
Guy De Vreese	57	Chairman, Chief Executive Officer
Stephen Ross	53	Chief Financial Officer, Director, Secretary
Fred Kolsteeg	69	Director
Philippe Van Acker	47	Director, Chief Accounting Officer

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

Board Leadership Structure and Role in Risk Oversight

The Board does not have a policy as to whether the roles of our Chairman and Chief Executive Officer should be separate. Instead, the Board makes this determination based on what best serves the our Company’s needs at any given time.   Currently, Mr. De Vreese holds the positions of Chairman and Chief Executive Officer of our Company, and the Board has one independent director. The Board may decide to separate the positions of Chairman and Chief Executive Officer in the future if the Board believes it is in the best interest of the Company and our stockholders.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings,  we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2012, were timely filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2012 and March 31, 2011, respectively:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)

Guy De Vreese, CEO and Chairman	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$348,249	(1)	$348,249	(1)
	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$333,819	(1)	$333,819	(1)

Philippe Van Acker,	2012	$189,403	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$189,403
Chief Accounting Officer, Director	2011	$175,491	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$175,491

Stephen Ross	2012	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$120,000
CFO, Director	2011	$240,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$240,000

(1)	These amounts are consulting fees, including a car allowance paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2012.  As of March 31, 2012, there were no outstanding stock awards and columns (g) through (j) have been omitted.

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

Our directors did not receive any compensation for board services during the fiscal year ended March 31, 2012.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of  June 25, 2012.  The information in this table provides the ownership information for:

a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares.  Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Common stock beneficially owned and percentage ownership is based on 19,995,969 shares outstanding as of June 25, 2012.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Guy De Vreese, CEO, Chairman (2)
Xavier de Cocklaan 42
9831 Deurle, Belgium	4,733,680	23.67%

Philippe Van Acker, Director (3)
Xavier de Cocklaan 42
9831 Deurle, Belgium	225,000	1.13%

Stephen Ross, CFO, Secretary, Director (4)
1921 Malcolm #101
Los Angeles, CA 90025	576,327	2.88%

Fred Kolsteeg, Director (5)
Managelaantje 10
3062 CV Rotterdam
The Netherlands	295,000	1.48%

All Officers and Directors as a Group (4 persons)	5,945,007	29.16%

5% or Greater Stockholders

Austin W. Marxe and David M. Greenhouse (6)
153 East 53rd Street, 55th Floor
New York, NY 10022	4,520,933	22.61%

Den-Mat Holdings, LLC (7)
2727 Skyway Drive
Santa Maria, CA 93455	3,378,379	14.45%

*       Less than one percent

1.	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

2.	Guy De Vreese holds 3,304,426 shares in his own name, which such amount includes 100,000 shares of common stock underlying options which vested on September 17, 2007 and have an exercise price of $1.75 per share; 72,787 shares of common stock held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese; 6,467 shares of common stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese; and 1,400,000 shares of common stock held in the name of Lausha HK, a Hong Kong company controlled by Guy De Vreese.

3.	Includes 75,000 shares of common stock underlying options which vested on December 2005 and have an exercise price of $2.46 per share; 50,000 shares of common stock underlying options which have vested as of September 17, 2009 and have an exercise price of $1.75 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

4.	Includes 12,500 shares of common stock underlying options which vested on April 8, 2004 and have an exercise price of $2.00 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

5.	Includes 200,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

6.	Austin W. Marxe (Marxe) and David M. Greenhouse (Greenhouse) share voting and investment control over all securities owned by Special Situations Fund III QP, L.P. (QP), Special Situations Cayman Fund, L.P. (CAY) and Special Situations Private Equity Fund, LP (PE). 541,075 shares of Common Stock are owned by QP, 960,075 shares of Common Stock are owned by CAY and 3,019,783 shares of Common Stock are owned by PE. The interest of Marxe and Greenhouse in the shares of Common Stock owned by QP, CAY and PE is limited to the extent of his pecuniary interest.

7..	Consists of warrants to purchase 3,378,379 shares of common stock.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Compensation

During the years ended March 31, 2012 and 2011 respectively, the Company incurred $664,586 and $749,310 as compensation for all directors and officers.

Sales Transactions

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

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

On March 27, 2012, the distribution agreements with Den-Mat were terminated pursuant to a certain Termination and Distribution Agreement with Den-Mat (“Den-Mat Distribution Agreement”). Pursuant to the Den-Mat Distribution Agreement, we granted Den-Mat a non-exclusive, irrevocable, perpetual, royalty free, license to use within certain territory, which among other territories excludes China, Macau, Hong Kong, and Taiwan, the intellectual property that was the subject of the license to Den-Mat under the Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009, as amended from time to time (“Prior Agreements”), as such intellectual property relates the products which was the subject of the Prior Agreements. In connection with the termination of the Prior Agreements, under the Den-Mat Distribution Agreement, Den-Mat agreed to pay us $200,000.

Guy De Vreese, our Chairman of the Board and Chief Executive Officer, is the managing director of our subsidiary, Remedent N.V.  Mr. De Vreese provides his services as Remedent N.V.’s Managing Director through his company, Lausha, N.V.  Lausha, N.V.  has an oral consulting arrangements with Remedent N.V. that provide for Mr. De Vreese’s services and is a  company controlled by Mr. De Vreese.  On March 20, 2006, Lausha N.V. and Lident N.V. merged into Lausha N.V., controlled by Mr. De Vreese.  Lausha N.V. received a total of $348,249 and $333,819 as compensation for services relating to his duties as Managing Director of Remedent N.V. on a-day-to-day base  for the years ending March 31, 2012 and March 31, 2011, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees . The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2012 and the review of our quarterly reports for such year, amounted to $78,128. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2012 and the review of our quarterly reports for such years amounted to $66,719.

Audit Related Fees . For the years ended March 31, 2012 and March 31, 2011, we paid $ 12,074 and $20,332, respectively, to PKF for other audit related fees.

Tax Fees . For the years ended March 31, 2012 and March 31, 2011, we paid $1,824 and $2,834,, respectively, to PKF for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2012	2011
Audit Fees	$78,128	$66,719
Audit Related Fees	$12,074	$20,332
Tax Fees	$1,824	$2,834
All Other Fees	-	-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2012.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements .

Consolidated balance sheet as of March 31, 2012 and March  31, 2011, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 year period ended March 31, 2012.

(a)(2)	Schedules .

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits .

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Dated: July 16, 2012	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer)

Dated: July 16, 2012	/s/ Stephen Ross
By: Stephen Ross
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 16, 2012	/s/ Guy De Vreese
Guy De Vreese, Chairman of the Board of Directors, and
Chief Executive Officer (“Principal Executive Officer”)

Dated: July 16, 2012	/s/ Stephen Ross
Stephen Ross, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: July 16, 2012	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief
Accounting Officer

Dated: July 16, 2012	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (4)

10.3	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (5)

10.4

Distribution, License and Manufacturing Agreement dated as of January 20, 2012, (the “Effective Date”) by and among Remedent, Inc., a Nevada corporation (“Remedent Nevada”), Remedent N.V., a company incorporated under the laws of Belgium (“Remedent Belgium) and GlamSmile Dental Technology, Ltd., a company incorporated under the laws of the Cayman Islands *

10.5	Termination and License Agreement dated March 27, 2012*
14.1	Code of Ethics, adopted March 25, 2003 (22)

21.1	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Extension Schema (7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)
101.LAB	XBRL Taxonomy Extension Label Linkbase (7)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (7)

*	Filed herewith

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(5)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(7)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

We have audited the accompanying consolidated balance sheets of Remedent, Inc. as of March 31, 2012 and March 31, 2011 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2012 and March 31, 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Remedent, Inc. will continue as a going concern. As described in note 1, at March 31, 2012 the financial situation of the Company has been affected by the losses carried forward and the increased pressure on the operating cash flows. This going concern assumption is appropriate on the condition that sufficient funding will be realized to support the Company’s operations. Without devaluing the unqualified opinion expressed above, we want to draw your attention to Note 1 which, the Board of Directors comments the risks regarding the going concern perspective. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Brussels - Belgium, July 16, 2012

PKF bedrijfsrevisoren CVBA

Statutory Auditors

Represented by

/s/ Gunther Loits
Registered Auditor

Tel +32 (0)2 242 11 40 / Fax +32 (0)2 242 03 45 / glo@pkf.be / www.pkf.be

PKF bedrijfsrevisoren CVBA / burgerlijke vennootschap met handelsvorm

Metrologielaan 10, bus 15 / 1130 Brussel / BTW BE 0439 814 826 / RPR Antwerpen

PKF bedrijfsrevisoren CVBA is a member firm of the PKF International Limited network of legally independent firms.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,584	$1,662,520
Accounts receivable, net of allowance for doubtful accounts of $12,361 at March 31, 2012 and $28,975 at March 31, 2011	838,240	2,764,651
Inventories, net	1,077,766	2,164,046
Prepaid expense	1,149,264	762,953
Total current assets	3,268,854	7,354,170
PROPERTY AND EQUIPMENT, NET	641,220	1,401,735
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,092,518	—
Investment in Remedent OTC BV (Note 3)	962,505	—
Patents, net	—	166,746
Goodwill (Note 3)	—	699,635
Total assets	$6,965,097	$9,622,286
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$863,501	$184,679
Line of Credit	1,079,263	2,160,674
Short term loan (Note 4)	—	400,000
Accounts payable	1,009,176	1,744,253
Accrued liabilities	536,331	1,256,148
Deferred revenue	57,254	475,250
Due to related parties (Note 3)	61,836	95,354
Total current liabilities	3,607,361	6,316,358
Long term debt less current portion	1,452,523	273,557
Total liabilities	5,059,884	6,589,915

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2012 and March 31, 2011 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at March 31, 2012 and March 31, 2011 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,855,883
Accumulated deficit	(20,622,635)	(21,113,118)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,681,829)	(834,949)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	1,887,851	2,193,862
Non-controlling interest	17,362	838,509
Total stockholders’ equity	1,905,213	3,032,371
Total liabilities and equity	$6,965,097	$9,622,286

COMMITMENTS (Note 21)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2012	2011
Net sales	$9,687,292	$12,581,708
Cost of sales	2,227,891	3,947,699
Gross profit	7,459,401	8,634,009
Operating Expenses
Research and development	309,939	429,244
Sales and marketing	2,416,812	2,220,686
General and administrative	4,686,347	4,972,982
Depreciation and amortization	548,662	779,883
TOTAL OPERATING EXPENSES	7,961,760	8,402,795
OPERATING INCOME (LOSS)	(502,359)	231,214
NON-OPERATING (EXPENSE) INCOME
Gain on sale of asset (Note 3)	2,085,669	—
Equity income from investments	173,337	—
Impairment of long-term investments and advances (Note 11 )	—	(750,000)
Interest expense	(387,292)	(260,235)
Other income	244,276	159,289
TOTAL OTHER INCOME (EXPENSES)	2,115,990	(850,946)
PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,613,650	(619,732)
Income tax expense	(315,069)	(220,297)
NET INCOME (LOSS)	1,298,561	(840,029)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(808,078)	(707,146)
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. Common Stockholders	$490,483	$(1,547,175)
PROFIT (LOSS) PER SHARE
Basic	$0.02	$(0.08)
Fully diluted	$0.02	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	20,019,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2012 and 2011

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2010	19,995,969	19,996	24,742,201	97,500	(19,565,943)	(831,450)	(650,059)	3,812,245	114,002	3,926,247
Value of stock options issued to employees	—	—	113,682	—	—	—	—	113,682	—	113,682

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	(184,890)	(184,890)	17,361	(167,529)

Net (loss) income for the year	—	—	—	—	(1,547,175)	—	—	(1,547,175)	707,146	(840,029)
Balance, March 31, 2011	19,995,969	19,996	24,855,883	97,500	(21,113,118)	(831,450)	(834,949)	2,193,862	838,509	3,032,371

Value of stock options issued to employees	—	—	50,386	—	—	—	—	50,386	—	50,386

Deconsolidation	—	—	—	—	—	—	—	—	(1,629,225)	(1,629,225)

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	(846,880)	(846,880)	-	(846,880)

Net income for the year	—	—	—	—	490,483	—	—	490,483	808,078	1,298,561

Balance, March 31, 2012	19,995,969	19,996	24,906,269	97,500	(20,622,635)	(831,450)	(1,681,829)	1,887,851	17,362	1,905,213

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (loss)	$1,298,561	$(840,029)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Gain on Sale Asia (note3)	(1,470,776)	—
Non cash revenue	(475,250)	—
Impairment of long-term investments and advances	—	750,000
Depreciation and amortization	548,662	779,883
Inventory reserve	25,832	48,072
Allowance for doubtful accounts	(16,614)	(36,870)
Value of stock options issued to employees and consultants	50,387	113,682
Investment income	(173,337)	—
Changes in operating assets and liabilities:
Accounts receivable	790,249	(1,957,720)
Inventories	228,790	(2,354)
Prepaid expenses	(804,000)	157,534
Accounts payable	(171,692)	(214,156)
Accrued liabilities	(626,896)	764,612
Due to related parties	61,836	(173,130)
Accrued and unpaid interest on debt	42,467	—
Deferred revenue	582,004	475,250
Net cash used by operating activities	(109,777)	(135,226)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash divested on deconsolidation of Remedent OTC BV	(2,372,445)	—
Cash divested on deconsolidation of GlamSmile Asia	(1,044,674)	—
Purchases of patent rights	(101,759)	(51,233)
Purchases of equipment	(321,170)	(481,768)
Net cash used by investing activities	(3,840,048)	(533,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Short term loan	1,000,000	400,000
Proceeds from issuance of GlamSmile Asia preferred stock (Note 3)	2,000,000	—
Repayments of capital lease note payable	(61,527)	(183,135)
Advances (repayments) of line of credit	(414,061)	1,486,074
Net cash provided by financing activities	2,524,412	1,702,939

NET INCREASE (DECREASE) IN CASH	(1,466,188)	1,034,712
Effect of exchange rate changes on cash and cash equivalents	(33,523)	14,342
CASH AND CASH EQUIVALENTS, BEGINNING	1,662,520	613,466
CASH AND CASH EQUIVALENTS, ENDING	$203,584	$1,662,520
Supplemental Cash Flow Information :
Interest paid	$252,208	$133,397
Income taxes paid	$—	$—
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:

Deferred revenue converted to loan (Note 14)	$500,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended March 31,
	2012	2011
Net Profit(Loss) attributable to Remedent, Inc. common shareholders	$490,483	$(1,547,175)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(846,880)	(184,890)
Total Other Comprehensive Profit (Loss)	(356,397)	(1,732,065)

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	21,996

COMPREHENSIVE PROFIT(LOSS) ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$(356,397)	$(1,710,069)

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

Despite the net profit of the current accounting year, the accumulated losses of the past affect the financial situation of the company. Moreover there has been increased pressure on the operating cash flows of the Company and by consequence additional funding will be required to support the Company’s operations and the execution of the business plan. These risks, among others, are also discussed in ITEM 1A –RISK FACTORS. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

In these notes, the terms “Remedent”, “Company”, “we”, “us” or “our” mean Remedent, Inc. and all of its subsidiaries, whose operations are included in these consolidated financial statements.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2012.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent , Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Remedent N.V.’s  51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich and Remedent N.V.’s 100 % owned subsidiary, GlamSmile Rome, a Italian private company located in Rome.

Remedent Inc.’s 50% owned subsidiary, Remedent OTC B.V. (a Dutch Holding company) which owns a 75% interest in Sylphar Holding B.V. (a Dutch holding company) through which ownership Remedent Inc. ultimately has a 37.5% ownership interest in Sylphar N.V., a 100% owned company by Sylphar Holding BV, Sylphar USA, a 100% owned Nevada corporation by Sylphar Holding BV. and Sylphar Asia Pte Ltd. , formerly Remedent Asia Pte Ltd. a 100% owned Singapore company owned by Sylphar Holding BV, is accounted for using the equity method after September 30, 2011(see Note 3 – Long-term Investment).

Remedent Inc.’s 29,4 % investment in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% Shanghai Glamsmile Dental Clinic Co., Ltd., and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception. The rebranded Sylphar Asia Pte. Ltd. (formerly Remedent Asia Pte. Ltd.), commenced operations as of July 2005.

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

Goodwill

Goodwill is not amortized, but is tested for impairment on an annual basis as of March 31, or whenever events or circumstances indicate that the carrying amount may not be recoverable. These impairment tests are based upon a comparison of the fair value of the reporting units to their respective carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill over its implied fair value. As of March 31, 2012 the goodwill is no longer recorded because the Asia branch is no longer fully consolidated. Furthermore the goodwill is retained in the gain on sale calculation (see Note 3)

On April 1, 2010, the Company adopted the new accounting guidance for business combinations according to FASB Codification ASC 805, Business Combinations . This guidance establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, goodwill, and any noncontrolling interest in the acquiree, as well as disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Additionally, it provides guidance for identifying a business combination, measuring the acquisition date, and defining the measurement period for adjusting provisional amounts recorded. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $156,239 at March 31, 2012 and $130,407 at March 31, 2011.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2012 and March 31, 2011, advertising expense was $590,285 and 709,885, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2012	Year ended March 31, 2011
Product warranty liability:
Opening balance	$21,260	$20,238
Reductions for payments made
Accruals for product warranties issued in the period	(2,002)	(11,620)
Adjustments to liabilities for pre-existing warranties	761	12,642
Ending liability	$20,019	$21,260

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $20,019 and $21,260 as of March 31, 2012 and March 31, 2011, respectively.

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

At each of March 31, 2012 and 2011, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2012 and 2011, the Company had 7,794,627 and 7,794,627 warrants outstanding, respectively and 1,895,000 and 2,157,500 options outstanding, respectively.  All outstanding warrants and options were excluded from the computation of earnings per share for the year ended March 31, 2012 because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2012 and 2011 respectively, it would have excluded all warrants and all but 200,000 and 1,165,000 options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all other warrants and options.

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiaries, Remedent N.V., Sylphar N.V., GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Sylphar Asia Ptd Ltd  the Singapore Dollar and for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. Finally, the functional currency for Remedent Professional, Inc. is the U.S. dollar. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains and (losses) of $(846,880) and $(184,890) for the years ended March 31, 2012 and 2011, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

In May 2011, the FASB issued ASU 2011-04 and updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The adoption of ASU 2011-04 has not had a material effect on the Company’s results of operations, financial condition, and cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued new accounting guidance on comprehensive income that was amended in December 2011. The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires them to be presented in the statement of comprehensive income instead. This accounting guidance, as amended, will be effective for the Company on April 1, 2012. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary. This accounting guidance is effective for the Company in fiscal 2013 but early adoption is permitted. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

In December 2011, the FASB issued new accounting guidance on disclosures about offsetting assets and liabilities. The requirements for offsetting are different under U.S. GAAP and IFRS. Therefore, the objective of this accounting guidance is to facilitate comparison between financials statements prepared under U.S. GAAP and IFRS by enhancing disclosures of the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain assets and liabilities. This accounting guidance will be effective for the Company on April 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

3.    LONG-TERM INVESTMENTS

REMEDENT OTC BV

In connection with the restructuring of the Company’s OTC business in December 2008, the Company controlled Remedent OTC BV until September 30, 2011 through its board representations. As agreed upon in the Voting Agreement, after September 30, 2011, the Company had one board representation and consequently no longer controlled its investment in Remedent OTC BV. As such, the financials of Remedent OTC BV are no longer included in the consolidated Financial Statements but accounted for through the equity method. No gain or loss was recorded on the deconsolidation. After September 30, 2011, the Company still owned 50% of Remedent OTC BV. For the six months ended March 31, 2012, the Company recorded equity income of $136,703 in “Other income” for its portion of the net income recorded by Remedent OTC BV.

The following tables represent the summary financial information of Remedent OTC BV as derived from its financial statements and prepared under GAAP:

	Year ended	Year ended
Operating data:	March 31, 2012	March 31, 2011

Revenues	$2,465,876	$5,840,322
Gross profit	1,617,779	3,524,959
Income (loss) from operations	93,273	590,945
Net income	$103,998	$548,045

GLAMSMILE ASIA LTD.

Acquisition

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia” or “Glamsmile”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.	325,000 Euro (US$466,725). As of March 31, 2011 the full amount was paid.
2.	250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011($97,500 was recorded as an obligation to issue shares as at March 31, 2010). The parties have agreed that the shares will be issued during fiscal year ended March 31, 2013.
3.	100,000 options on closing (issued);
4.	100,000 options per opened store at closing (issued);
5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;
6.	Assumption of Glamsmile’s January 1, 2010 deficit of $73,302.; and
7.	Repayment of the founding shareholder’s original advances in the amount of $196,599. The balance of $196,599, recorded as due to related parties at March 31, 2010, is unsecured, non-interest bearing and has no specific terms of repayment other than it will be paid out of revenues from Glamsmile, as working capital allows. During the year ended March 31, 2011 a total of $101,245 was paid to the founding shareholder, leaving a balance due of $95,354 on June 27, 2011. As at March 31, 2012 the full amount was paid.

All options reside under the Company’s option plan and are five year options.

Also pursuant to the agreement, the Company granted irrevocable right to Glamsmile Asia to use the Glamsmile trademark in Greater China.

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

Deconsolidation

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

In addition, in connection with the contemplated transactions in the Share Purchase Agreement on January 20, 2012, the Company entered into a Distribution, License and Manufacturing Agreement with Glamsmile Dental pursuant to which the Company appointed Glamsmile Dental as the exclusive distributor and licensee of Glamsmile Veneer Products bearing the “Glamsmile” name and mark in the B2C Market in the People’s Republic of China (including Hong Kong and Macau) and Republic of China (Taiwan) and granted related manufacturing rights and licenses in exchange for the original issuance of 2,857,143 shares of Preference A-1 Shares of Glamsmile Dental and $250,000 (the receipt of which was acknowledged as an offset to payment of certain invoices of Glamsmile (Asia) Limited).

On February 10, 2012, the sale of the Preference A-1 Shares and the Preference A Shares was completed. As a result of the closing, the equity ownership of Glamsmile Dental, on an as converted basis, is as follows: 31.4% by the Investors, 39.2 % by Gallant, and 29.4% by the Company. Mr. De Vreese, our chairman, will remain as a director of Glamsmile Dental along with Mr. David Lok, who is the Chief Executive Officer and director of Glamsmile Dental and principal of Gallant. The Investors have a right to appoint one director of Glamsmile Dental, and accordingly the Board of Directors of Glamsmile Dental will consist of Mr. De Vreese, Mr. Lok and a director appointed by the Investors.

In conjunction with the transaction and resulting deconsolidation of Glamsmile Dental, the Company recorded a gain of $1,470,776, calculated as follows:

Consideration received	$2,000,000
Fair value of 29.4% interest	2,055,884
Carrying value of non-controlling interest	1,117,938
Less: carrying value of former subsidiary’s net assets	(2,002,329)
Goodwill	(699,635)
Investment China & Hong Kong	(1,082)
Rescission agreement Excelsior (Note 14)	(1,000,000)
$1,470,776

For the period February 11, 2012 through March 31, 2012, the Company recorded equity income of $36,634 in “Other income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

4.   SHORT TERM LOAN

On March 25, 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with an unrelated private individual pursuant to which the Company borrowed $400,000 in exchange for a secured  promissory note (“Promissory Note”)  for a total repayment amount of $500,000 (“Repayment Amount”) which was repaid in January 2012.

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

The Company has received $698,597 in royalty payments and $4,000,000 in milestone payments, subsequent to the initial payment of $2,425,000.

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

Effective March 27, 2012 the Company and Den-Mat entered into a termination and license agreement, as follows:

(a)	the parties have agreed to terminate the distribution, manufacturing and license agreement and any ancillary agreements (the “Agreements”);

(b)	Den-Mat will pay the Company $200,000 cash in complete satisfaction of any and all payments due ($110,000 received and $90,000 subsequently received); and

(c)	the Company grants to Den-Mat a non-exclusive, irrevocable, perpetual, royalty free license to use within the territory of intellectual property that was the subject of the Agreements and license with Den-Mat.

6.   CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2012 five customers accounted for a total of 65% of the Company’s trade accounts receivable and one of those customers accounted for 26.7% of total accounts receivable.  At March 31, 2011 five customers accounted for a total of  61% of the Company’s trade accounts receivable and one of those customers accounted for 24.6% of total accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the year ended March 31, 2012, the Company had five suppliers who accounted for 34.5% of gross purchases. For the year ended March 31, 2011, the Company had five suppliers who accounted for 37% of gross purchases.

Revenues — For the year ended March 31, 2012 the Company had five customers that accounted for 26.44% of total revenues. For the year ended March 31, 2011 the Company had five customers that accounted for 37.14% of total revenues.

7.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2012	March 31, 2011
Accounts receivable, gross	$850,601	$2,793,626
Less: allowance for doubtful accounts	(12,361)	(28,975)
Accounts receivable, net	$838,240	$2,764,651

8.   INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2012	March 31, 2011
Raw materials	$58,189	$72,305
Components	283,572	685,553
Finished goods	892,244	1,536,595
	1,234,005	2,294,453
Less: reserve for obsolescence	(156,239)	(130,407)
Net inventory	$1,077,766	$2,164,046

9.   PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2012	March 31, 2011
Prepaid materials and components	$882,998	$469,784

Prepaid Belgium income taxes	—	8,249
VAT payments in excess of VAT receipts	60,252	153,012
Royalties	18,109	—
Prepaid trade show expenses	—	25,973
Prepaid rent	145,138	11,907
Other	42,767	94,028
	$1,149,264	$762,953

10.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2012	March 31, 2011
Furniture and Fixtures	$540,104	$985,926
Machinery and Equipment	1,499,271	2,894,888
Tooling	—	188,450
	2,039,375	4,069,264
Accumulated depreciation	(1,398,155)	(2,667,529)
Property & equipment, net	$641,220	$1,401,735

11.   LONG TERM INVESTMENTS AND ADVANCES

Soca Networks Singapore (“Soca”)

Pursuant to the terms of a letter of intent dated December 17, 2007, the Company has agreed to purchase 20% of Soca for a total purchase price of $750,000. Half of the purchase price has been advanced $375,000 to Soca as a down payment, pending completion of the agreement terms.  The balance of $375,000 cash was paid to Soca in March of 2008.  Finalization of the 20% acquisition was dependent upon completion of a Vietnamese production facility and commencement of operations.  To date, the anticipated deadlines for completion of the construction facility, and finalization of our agreement with Soca have not been met.  Management believes that the $750,000 advance will be recoverable against production costs in the future, but the timeframe for the recovery cannot be predicted with any certainty.  As a result, the Company determined that a 100% impairment allowance as at March 31, 2011 was appropriate. As of March 31, 2012 there has been no change in this investment.

12.   LICENSED PATENTS

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

On December 12, 2005, the Company exercised the option and the Company and the patent holder agreed to revise the assignment agreement whereby the Company agreed to pay €50,000 additional compensation in the form of prepaid royalties instead of the €100,000 previously agreed, €25,000 of which was paid by the Company in September 2005 and the remaining €25,000 is to be paid upon the Company’s first shipment of a product covered by the patent. As of March 31, 2011 the Company has not yet received the final Product and therefore, $35,433 (€25,000) has been written off during the year ended March 31, 2011. Further, the patent has been completely amortized over five (5) years and accordingly, the Company has recorded $118,840 of accumulated amortization for this patent.

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

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V is currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of March 31, 2012 and March 31, 2011, Remedent N.V. had in aggregate, $1,079,263 and $1,452,024 (Combined with Sylphar $ 2,160,674 at end March 31, 2011) in advances outstanding, respectively, under the mixed-use line of credit facilities.

14.   LONG TERM DEBT

On August 18, 2009, the Company entered into a capital lease agreement over a three year period for additional manufacturing equipment totaling €170,756 (US $227,891). On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling € 251,903 (US $336,190).

The leases require monthly payments of principal and interest at between 7.43% and 9.72% and provide for buyouts at the conclusion of the lease terms of between 1% and 4% of the original value of the contract.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The net book value as of March 31, 2012 and March 31, 2011 of the equipment subject to the foregoing leases are $273,557 and $458,236 respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2012:

Year ending March 31:
2013	121,611
2014	82,805
2015	83,509
2016	—
Later years	—
Total minimum lease payments	287,925
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	287,925
Less: Amount representing interest (*)	14,368
Present value of minimum lease payments (**)	$273,557

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

** Reflected in the balance sheet as current and non-current obligations under capital leases of $113,501 and $160,056 respectively.

Secured Debt Agreements

On June 3, 2011, the Company obtained a loan in the principal amount of $1,000,000 (the “Loan”) from an unrelated private company, Excelsior Medical (HK) (“EM”). In connection with the Loan, the Company issued a promissory note, with a simple interest rate of 5% per annum, secured by certain assets of the Company (the “Note”). The maturity date of the Loan is June 3, 2014. Interest of $50,000 per annum is payable in cash on an annual basis.

In September 2010, we entered into a license agreement with EM (the “EM license agreement”). Under the EM license agreement, we granted EM an exclusive license to certain Asian territories in exchange for $500,000 which was received during the year ended March 31, 2011.

The Company received a further $500,000 from EM as an advance payment for veneers.  The $500,000 advance, less taxes withheld, was recorded as deferred revenue of $475,250 as of March 31, 2011.

Effective as of January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company.

15.   DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2012 and 2011 respectively, the Company incurred $664,586 and $749,310 as compensation for all directors and officers.

Sales Transactions:

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

16.   ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2012	March 31, 2011
Accrued employee benefit taxes and payroll	$358,148	$545,815
Accrued travel	10,010	26,468
Advances and deposits	—	374,511
Commissions	687	26,553
Accrued audit and tax preparation fees	11,318	21,586
Reserve for warranty costs	20,019	21,260
Reserve for income taxes	2,936	113,588
Accrued interest	1,322	2,704
Accrued consulting fees	16,129	19,935
Other accrued expenses	115,762	103,728
	$536,331	$1,256,148

17.   INCOME TAXES

The domestic and foreign (“Belgium”, “Singapore”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2012	March 31, 2011
Domestic	$(776,668)	$(1,896,529)
Foreign	2,176,183	1,276,797
	$1,399,515	$(619,732)

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2012	March 31, 2011
Domestic — Net operating loss carryforward	$7,805,133	$7,533,300
Foreign — Net operating loss carryforward	244,774	691,369
Total	8,049,907	8,224,669
Valuation allowance	(8,049,907)	(8,224,669)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2012 and March 31, 2011 are as follows:

	March 31, 2012	March 31, 2011
Domestic
Pre tax income (loss)	$(776,668)	$(1,896,529)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(271,833)	(663,785)
Valuation allowance	271,833	663,785
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	2,176,183	1,276,797
Statutory tax rate	35%	35%
Tax expense (benefit) based upon statutory rate	761,664	446,879
Permanent differences	446,595	226,582
	—	—
Net foreign income tax expense (benefit)	315,069	220,297
Total Income tax (benefit )	$315,069	$220,297

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

The following table provides aggregate information as of March 31, 2012 and March 31, 2011 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding, March 31, 2010	250,000	1.20	$668,166	0.89	$1,000,000	1.15	$350,000	$0.97
Cancelled or expired	—	—	(110,666)	4.00	—	—	—	—
Options outstanding,March 31, 2011	250,000	1.20	557,500	0.89	1,000,000	1.15	350,000	0.97
Cancelled or expired	(237,500)	—	(25,000)	4.00	—	—	—	—
Options outstanding, March 31, 2012	12,500	1.00	532,500	0.96	1,000,000	1.15	350,000	0.97
Options exercisable March 31, 2012	12,500	1.00	532,500	0.96	1,000,000	1.15	350,000	0.97
Exercise price range	$2.00		$0.50 - $2.46		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	2 years		5.28 years		6.1 years		4.6 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,545,000	$1.13	505,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,365,000	$1.08	505,000

For the year ended March 31, 2012, the Company recognized $50,387 (2011 — $113,682) in compensation expense in the consolidated statement of operations.

19.   COMMON STOCK WARRANTS AND OTHER OPTIONS

As of March 31, 2012 and March 31, 2011, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2010	11,108,305	$1.55
Cancelled or expired	(3,318,678)	1.58
Warrants outstanding March 31, 2011 and March 31, 2012	7,794,627	1.50
Warrants exercisable March 31, 2012	7,794,627	$1.50
Exercise price range	$1.00 to $1.65
Weighted average remaining life	.75 Years

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

20.   SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., GlamSmile Deutschland GmbH and GlamSmile Rome SRL

	Revenues For the year ended March 31, 2012	Long-lived Assets As at
	(a)	March 31, 2012
United States	$1,120,437	$3,055,023
Europe	5,010,610	641,220
China	3,556,245	—

Total	$9,687,292	$3,696,243

	Revenues For the year ended March 31, 2011	Long-lived Assets As at
	Revenues (a)	March 31, 2011
United States	$2,324,102	$700,222
Europe	7,868,285	1,183,795
China	2,388,597	383,871
Singapore	724	229

Total	$12,581,708	$2,268,116

(a) Revenues are attributed to country based on location of customer.

21.   COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008. at a base rent of €5,712 per month for the total location ($7,624 per month at March 31, 2012).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,675 per month at March 31, 2012).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2012:

March 31, 2013	$458,010
March 31, 2014	407,013
March 31, 2015	349,960
March 31, 2016	254,469
March 31, 2016	215,217
After five years	94,644
Total:	$1,779,313

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2012		March 31, 2011
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	$203,584	$203,584	$1,662,520	$1,662,520
Accounts receivable	2	$838,240	$838,240	$2,764,651	$2,764,651
Long term investments and advances OTC Division	2	$962,505	$962,505	$—	$—
Long term investments and advances Soca	3	$750,000	$—	$750,000	$—
Long Term investment and advance - GlamSmile Dental Technology Asia	3	$2,092,518	$2,092,518	$—	$—
Line of credit	2	$1,079,263	$1,079,263	$2,160,674	$2,160,674
Short term debt	2	$863,501	$863,501	$400,000	$400,000
Deferred revenue	2	$57,254	$57,254	$475,250	$475,250
Accounts payable	2	$1,009,176	$1,009,176	$1,744,252	$1,744,252
Accrued liabilities	2	$536,331	$536,331	$1,256,148	$1,256,148
Long term debt	2	$1,452,523	$1,452,523	$458,236	$458,236

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2012 or March 31, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Year ended March 31, 2012	Year ended March 31, 2011
Long term investments and advances:
Beginning balance	$—	$750,000
Gains (losses) included in net loss		(750,000)
Transfers in (out of level 3)	2,092,518	—

Ending balance	$2,092,518	$—

