Form 10-Q
period 2012-06-30
REMEDENT, INC.
filed 2012-08-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Yes ☐                                 No ☒

As of August 14, 2012, there were 19,995,969 outstanding shares of the registrant’s common stock, includes 723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,563	$203,584
Accounts receivable, net of allowance for doubtful accounts of $5,047 at June 30, 2012 and $12,361 at March 31, 2012	635,279	838,240
Inventories, net	1,040,630	1,077,766
Prepaid expense	1,046,913	1,149,264
Total current assets	2,765,385	3,268,854
PROPERTY AND EQUIPMENT, NET	596,346	641,220
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,162,557	2,092,518
Investment in Remedent OTC BV (Note 3)	813,441	962,505
Total assets	$6,337,729	$6,965,097
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$878,428	$863,501
Line of Credit	1,509,234	1,079,263
Accounts payable	1,201,517	1,009,176
Accrued liabilities	252,261	536,331
Deferred revenue	37,141	57,254
Due to related parties (Note 3)	89,108	61,836
Total current liabilities	3,967,689	3,607,361
Long term debt less current portion	1,410,056	1,452,523
Total liabilities	5,377,745	5,059,884

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2012 and March 31, 2012 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2012 and March 31, 2012 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(21,502,620)	(20,622,635)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,747,073)	(1,681,829)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	942,622	1,887,851
Non-controlling interest	17,362	17,362
Total stockholders’ equity	959,984	1,905,213
Total liabilities and equity	$6,337,729	$6,965,097

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2012	2011

Net sales	$414,534	$3,001,971
Cost of sales	254,555	817,397
Gross profit	159,979	2,184,574
Operating Expenses
Research and development	11,177	116,496
Sales and marketing	172,554	665,978
General and administrative	634,323	1,152,007
Depreciation and amortization	89,594	178,870
TOTAL OPERATING EXPENSES	907,648	2,113,351
(LOSS) INCOME FROM OPERATIONS	(747,669)	71,223
OTHER (EXPENSES) INCOME
Equity loss from investments	(79,025)	—
Interest expense	(50,686)	(111,522)
Other (expenses) income	(2,606)	51,649
TOTAL OTHER (EXPENSES) INCOME	(132,317)	(59,873)

NET (LOSS) INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	(879,986)	11,350

INCOME TAXES	—	(86,393)
NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST	(879,986)	(75,043)

LESS: NET INCOME ATTRIBUTABLE TO THE NON-CONTROLLING INTEREST	—	259,630

NET (LOSS) INCOME ATTRIBUTABLE TO REMEDENT, INC. COMMON STOCKHOLDERS	$(879,986)	$(334,673)

(LOSS) INCOME PER SHARE
Basic	$(0.04)	$(0.02)
Fully diluted	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended June 30,
	2012	2011

NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT COMMON STOCKHOLDERS	$(879,986)	$(334,673)

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	(65,244)	57,279

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO REMEDENT COMMON STOCKHOLDERS	$(945,230)	$(277,934)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(879,986)	$(75,043)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	89,594	178,870
Inventory reserve	(8,348)	(24,365)
Allowance for doubtful accounts	(7,314)	744
Value of stock options issued to employees	—	13,025
Equity investment	79,025	—
Changes in operating assets and liabilities:
Accounts receivable	202,961	672,254
Inventories	37,136	(130,602)
Prepaid expenses	102,351	(111,593)
Accounts payable	167,918	10,914
Accrued liabilities	(284,070)	(304,676)
Deferred revenue	(20,113)
Accrued and unpaid interest on long term debt	—	41,702
Due to related parties	27,272	(95,354)
Net cash used by operating activities	(493,574)	175,876
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent rights	—	(25,440)
Purchases of equipment	(20,297)	(23,574)
Net cash used by investing activities	(20,297)	(49,014)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	—	1,000,000
Net (repayments of) capital lease note payable	(27,540)	(46,838)
Proceeds from line of credit	429,971	143,441
Net cash provided by financing activities	402,431	1,096,603
NET (DECREASE) INCREASE IN CASH	(111,440)	1,223,465
Effect of exchange rate changes on cash and cash equivalents	(49,581)	89,697
CASH AND CASH EQUIVALENTS, BEGINNING	203,584	1,662,520
CASH AND CASH EQUIVALENTS, ENDING	$42,563	$2,975,682
Supplemental Information:
Interest paid	$38,220	$36,397
Income taxes paid	$—	$—

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

In July 2012 we received €500,000 as partial payment for the sale of our 100% interest in the share capital of Remedent OTC B.V. (See Note 19). However, despite the net profit of the past fiscal year, the accumulated losses of the past affect the financial situation of the Company. Moreover there has been increased pressure on the operating cash flows of the Company and by consequence additional funding will be required to support the Company’s operations and the execution of the business plan.  These risks, among others, are also discussed in ITEM 1A –RISK FACTORS in the Company’s annual report on Form 10-K filed on July 16, 2012 with the SEC. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

In these notes, the terms “Remedent”, “Company”, “we”, “us” or “our” mean Remedent, Inc. and all of its subsidiaries, whose operations are included in these consolidated financial statements.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2012, except as may be indicated below:

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

Remedent Inc.’s 50% owned subsidiary, Remedent OTC B.V. (a Dutch Holding company) which owns a 75% interest in Sylphar Holding B.V. (a Dutch holding company) through which ownership Remedent Inc. ultimately has a 37.5% ownership interest in Sylphar N.V., a 100% owned company by Sylphar Holding BV, Sylphar USA, a 100% owned Nevada corporation by Sylphar Holding BV. and Sylphar Asia Pte Ltd. , formerly Remedent Asia Pte Ltd. a 100% owned Singapore company owned by Sylphar Holding BV, is accounted for using the equity method after September 30, 2011(see Note 3 – Long-term Investment, and Note 19 – Subsequent Event).

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended March 31, 2013. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2012, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Three months ended June 30, 2012	Year ended March 31, 2012
Product warranty liability:
Opening balance	$20,019	$21,260
Accruals for product warranties issued in the period	(1,069)	(2,002)
Adjustments to liabilities for pre-existing warranties	—	761
Ending liability	$18,950	$20,019

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $18,950 and $20,019 as of June 30, 2012 and March 31, 2012, respectively.

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

At each of June 30, 2012 and March 31, 2012, the Company had 19,995,969, shares of common stock issued and outstanding.  At June 30, 2012 and March 31, 2012, the Company had  3,848,379 and 7,794,627 warrants outstanding respectively and 2,157,500 options outstanding respectively.  As of June 30, 2012, all outstanding warrants and options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $(65,244) and $57,279 for the three months ended June 30, 2012 and 2011, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronuncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new rules will become effective during interim and annual periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB. Because the standard only impacts the presentation of comprehensive income and does not impact what is included in comprehensive income, the standard will not have a significant impact on the Company's consolidated financial statements. The Company adopted this accounting standard during the quarter ended June 30, 2012.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”("ASU"). This newly issued accounting standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. Under the revised standard, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Prior to the issuance of the revised standard, an entity was required to perform step one of the impairment test at least annually by calculating and comparing the fair value of a reporting unit to its carrying amount. Under the revised standard, if an entity determines that step one is necessary and the fair value of the reporting unit is less than its carrying amount, then step two of the test will continue to be required to measure the amount of the impairment loss, if any. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard for the quarter ended June 30, 2012 and it did not impact the Company’s financial position or results from operations.

3 .     LONG-TERM INVESTMENTS

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

For the three months ended June 30, 2012, the Company recorded an equity loss of $(149,064) in “Other (expenses) income” for its portion of the net loss recorded by Remedent OTC BV.

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

In conjunction with the transaction and resulting deconsolidation of Glamsmile Dental, the Company recorded a gain of $1,470,776, calculated as follows:

Consideration received	$2,000,000
Fair value of 29.4% interest	2,055,884
Carrying value of non-controlling interest	1,117,938
Less: carrying value of former subsidiary’s net assets	(2,002,329)
Goodwill	(699,635)
Investment China & Hong Kong	(1,082)
Rescission agreement Excelsior (Note 11)	(1,000,000)
$1,470,776

For the three month period ended June 30, 2012 the Company recorded equity income of $70,039 “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

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

On March 29, 2010, a certain Amendment No. 1 was made to the First Fit Distribution Agreement dated June 3, 2009.  The terms of Amendment No. 1 are as follows:

The total purchase price for the First Fit IP consists of installment payments and royalty payments. The cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown (received); (b) $525,000 on or before March 15, 2010 (received); (c) $700,000 on June 30, 2010(received); and (d) $500,000 on December 31, 2010(received), June 30, 2011 (during the three months ended June 30, 2011 the Company agreed to postpone receipt of the $500,000 due from Den-Mat on June 30, 2011 to be received as follows: $250,000 at the end of September, 2011 (received) and $250,000 at the end of October, 2011(received)) and December 31, 2011.

Effective March 27, 2012 the Company and Den-Mat entered into a termination and license agreement, as follows:

(a)	the parties have agreed to terminate the distribution, manufacturing and license agreement and any ancillary agreements (the “Agreements”);

(b)	Den-Mat will pay the Company $200,000 cash in complete satisfaction of any and all payments due (received); and

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At June 30, 2012, five customers accounted for 55.45% of the Company’s trade accounts receivables, and one customer accounted for 32.35%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the three months ended June 30, 2012 the Company had five suppliers who accounted for 30.86% of gross purchases. For the three months ended June 30, 2011 the Company had five suppliers who accounted for 26.2% of gross purchases.

Revenues —  For the three months ended June 30, 2012 the Company had five customers that accounted for 56.13% of total revenues. For the three months ended June 30, 2011 the Company had five customers that accounted for 32,37% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	June 30, 2012	March 31, 2012
Accounts receivable, gross	$640,326	$850,601
Less: allowance for doubtful accounts	(5,047)	(12,361)
Accounts receivable, net	$635,279	$838,240

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2012	March 31, 2012
Raw materials	$56,638	$58,189
Components	303,062	283,572
Finished goods	828,821	892,244
	1,188,521	1,234,005
Less: reserve for obsolescence	(147,891)	(156,239)
Net inventory	$1,040,630	$1,077,766

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2012	March 31, 2012
Prepaid materials and components	$763,910	$882,998
Prepaid Consulting	34,275	—
VAT payments in excess of VAT receipts	76,811	60,252
Prepaid interest	—	18,109
Prepaid rent	127,909	145,138
Other	44,008	42,767
	$1,046,913	$1,149,264

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2012	March 31, 2012
Furniture and Fixtures	$546,404	$540,104
Machinery and Equipment	1,542,391	1,499,271
	2,088,795	2,039,375
Accumulated depreciation	(1,492,449)	(1,398,155)
Property & equipment, net	$596,346	$641,220

10.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V..  On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V is currently only utilizing two lines of credit, advances based on account receivables and the straight loan. As of June 30, 2012 and March 31, 2012, Remedent N.V. had in aggregate, $1,509,234 and $1,079,263 in advances outstanding, respectively, under the mixed-use line of credit facilities.

11.	LONG TERM DEBT

Capital Lease Agreements:

On August 18, 2009, the Company entered into a capital lease agreement over a three year period for additional manufacturing equipment totaling €170,756 (US $215,716). On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $318,229).

The leases require monthly payments of principal and interest at between 7.43% and 9.72% and provide for buyouts at the conclusion of the lease terms of between 1% and 4% of the original value of the contract.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The net book value as of June 30, 2012 and March 31, 2012 of the equipment subject to the foregoing leases are $233,551 and $273,557 respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2012:

Year ending March 31:
2013	79,228
2014	82,805
2015	83,509
2016	—
Later years	—
Total minimum lease payments	245,542
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	245,542
Less: Amount representing interest (*)	11,991
Present value of minimum lease payments (**)	$233,551

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

** Reflected in the balance sheet as current and non-current obligations under capital leases of $73,495 and $160,056 respectively.

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

12.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2012 and 2011 respectively, the Company incurred $149,846 and $164,275 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2012	March 31, 2012
Accrued employee benefit taxes and payroll	$105,111	$358,148
Accrued travel	9,475	10,010
Commissions	145	687
Accrued audit and tax preparation fees	20,000	11,318
Reserve for warranty costs	18,950	20,019
Reserve for income taxes	1,840	2,936
Accrued interest	12,130	1,322
Accrued consulting fees	69,516	16,129
Other accrued expenses	15,094	115,762
	$252,261	$536,331

14.	EQUITY COMPENSATION PLANS

As of March 31, 2012, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of June 30, 2012 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2012 and June 30, 2012	12,500	1.19	532,500	0.96	1,000,000	1.21	350,000	.97
Options exercisable June 30, 2012	12,500	1.19	532,500	0.96	1,000,000	1.21	350,000	.97
Exercise price range	$0.50 - $2.39		$0.50 - $2.46		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	1.8 years		5.0 years		5.9 years		4.3 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,545,000	$1.13	505,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,365,000	$1.08	505,000

For the three month period ended June 30, 2012 the Company recognized $Nil (2011 — $13,025) in compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the three month period ended June 30, 2012.

15.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of June 30, 2012 and March 31, 2012, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding March 31, 2012	7,794,627	1.50
Warrants expired	(3,946,248)	1.55
Warrants outstanding and exercisable June 30, 2012	3,848,379	$1.40
Exercise price range	$1.00 to $1.65
Weighted average remaining life	1.0 Years

16.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., GlamSmile Deutschland GmbH and GlamSmile Rome SRL

	Revenues For the three month period ended June 30, 2012	Revenues for the three month period ended June 30, 2011
	Revenues (a)	Revenues (a)
United States	$—	$320,047
Europe	414,534	1,759,149
China	—	922,775
Total	$414,534	$3,001,971

	Long-lived Assets As at June 30, 2012	Long-lived Assets As at March 31, 2012
United States	$2,975,998	$3,055,023
Europe	596,346	641,220
Total	$3,572,344	$3,696,243

(a) Revenues are attributed to country based on location of customer.

17.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commening September 1, 2008 at a base rent of € 5,712 per month for the total location ($7,216 per month at June 30, 2012).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italyto support the sales and marketing division of our veneer business, from an unrelated party pursuant to a six year lease commencing July 1, 2011, at a base rent of €6,500 per month for the total location ($8,211 per month at June 30, 2012).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2012:

March 31, 2013	$313,719
March 31, 2014	389,447
March 31, 2015	335,637
March 31, 2016	240,874
March 31, 2016	203,719
After five years	89,588
Total:	$1,572,984

18.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		July 31, 2012		March 31, 2012
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	$42,563	$42,563	$203,584	$203,584
Accounts receivable	2	$635,279	$635,279	$838,240	$838,240
Long term investments and advances OTC Division	2	$813,441	$813,441	$962,505	$962,505
Long term investments and advances Soca	3	$750,000	$—	$750,000	$—
Long Term investment and advance - GlamSmile Dental Technology Asia	3	$2,162,557	$2,162,557	$2,092,518	$2,092,518
Line of credit	2	$1,509,234	$1,509,234	$1,079,263	$1,079,263
Short term debt	2	$878,428	$878,428	$863,501	$863,501
Deferred revenue	2	$37,141	$37,141	$57,254	$57,254
Accounts payable	2	$1,201,517	$1,201,517	$1,009,176	$1,009,176
Accrued liabilities	2	$252,261	$252,261	$536,331	$536,331
Long term debt	2	$1,410,056	$1,410,056	$1,452,523	$1,452,523

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

Three month period ended June 30, 2012
Long term investments and advances:
Beginning balance	$2,092,518
Gains (losses) included in net loss	70,039
Transfers in (out of level 3)	—

Ending balance	$2,162,557

19.	SUBSEQUENT EVENT

Effective July 13, 2012 the Company sold 100% of its interest in the share capital of Remedent OTC B.V., to an arm’s length party for the total sales price of €500,000 to be paid immediately (received in July 2012).

Terms of the sale provide that the purchase price shall be increased by (a) an amount of €250,000 under the condition that Sylphar N.V., has a minimum turnover for the current fiscal year, ending March 31, 2013 of €3,250,000; and (b) a further amount of €250,000 upon Sylphar’s achievement of a certain milestone of a License and Service Agreement with an independent third party.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2012 and June 30, 2011. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 16, 2012 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2012	2011
	(unaudited)
NET SALES	100.00%	100.00%
COST OF SALES	61.41%	27.23%
GROSS PROFIT	38.59%	72.77%
OPERATING EXPENSES
Research and development	2.70%	3.88%
Sales and marketing	41.63%	22.18%
General and administrative	153.02%	38.38%
Depreciation and amortization	21.61%	5.96%
TOTAL OPERATING EXPENSES	218.96%	70.40%
INCOME (LOSS) FROM OPERATIONS	(180.36)%	2.37%
Other income (expense)	(31.92)%	(1.99)%
INCOME (LOSS) BEFORE TAXES AND NON-CONTROLLING INTEREST	(212.28)%	0.38%
Income taxes	0.00%	(2.88)%
INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(212.28)%	(2.50)%
Non-controlling interest	0.00%	8.65%
NET INCOME (LOSS)	(212.28)%	(11.15)%

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

Net Sales

Net sales decreased by approximately 86% to $414,534 for the three months ended June 30, 2012 as compared to $3,001,971 for the three months ended June 30, 2011.  The decrease in sales is primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased revenue. For both entities, the equity method is currently being used in calculating the monthly results, whereas, in the three months ended June 30, 2011, we reported a full quarter of revenue for all divisions. Additionally, we received a non recurring fee in connection with the First Fit Distribution agreement and Royalty fees in reference to the Distribution agreement which were included in the quarter ending June 30, 2011.

   Cost of Sales

Cost of sales decreased approximately 68.9% to $254,555 for the three months ended June 30, 2012 as compared to $817,397 for the three months ended June 30, 2011.  The decrease in cost of sales is primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased cost of sales. Cost of sales as a percentage of sales has increased because of the deconsolidation of our Asian division at the end of January 2012, known for its higher margins due to direct selling, the deconsolidation of our OTC Division and the non-recurring Royalty fees in reference to the DenMat distribution agreement and the non-recurring fees in reference to the First Fit Agreement, both included in the quarter ending June 30, 2011.

Gross Profit

Our gross profit decreased by $2,024,595 or 92.7%, to $159,979 for the three months ended June 30, 2012 as compared to $2,184,574 for the three months ended June 30, 2011 as a result of the deconsolidation of our OTC division at the quarter ending September 2011 and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased gross profit. For both entities, the equity method is currently being used in calculating the monthly results, whereas, in the quarter ended June 30, 2011 we reported gross profit for all divisions. Our gross profit as a percentage of sales decreased to 38.59% in the three months ended June 30, 2012 as compared to 72.77% for the three months ended June 30, 2011. The decrease in gross profit is the result of the sales of the OTC Division and our Asian Division, combined with the non-recurring royalty fees in reference to the DenMat Distribution agreement and the non-recurring fee in connection with the first Fit Distribution agreement which were included in the quarter ending June 30, 2011.

Operating Expenses

Research and Development .  Our research and development expenses decreased $105,319 to $11,177 for the three months ended June 30, 2012 as compared to $116,496 for the three months ended June 30, 2011, a decrease of 90.4%.  Research and development expenses have decreased primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 and secondly, the deconsolidation of our Asian Division at the end of January 2012. For both entities, the equity method is currently being used in calculating the monthly results, whereas, in the three months ended June 30, 2011, we reported a full quarter of Research and Development Expenses for all divisions.

Sales and marketing costs. Our sales and marketing costs for the three months ended June 30, 2012 and 2011 were $172,554 and $665,978 respectively, representing a decrease of $493,424 or 74.1%.  The decrease in sales and marketing costs as compared to the three months ended June 30, 2011 is a result of the deconsolidation of our OTC division at the quarter ending September 2011 and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in a decreased sales and marketing cost. For both entities, the equity method is currently applicable, whereas, for the three months ending June 30, 2011, we reported sales and marketing costs for a full quarter for all divisions.

General and administrative costs. Our general and administrative costs f for the three months ended June 30, 2012 and 2011 were $634,323 and $1,152,007 respectively, representing a decrease of $517,684 or 44.9%.  The decrease in general and administrative costs as compared to the three months ended June 30, 2011 is a result of the deconsolidation of our OTC division at the quarter ending September 2011 and the deconsolidation of our Asian Division at the end of January 2012, resulting in a decreased General and administrative cost. For both entities, the equity method is currently applicable, whereas, for the three months ending June 30, 2011, we reported general and administrative costs for a full quarter for all divisions.

Depreciation and amortization .   Our depreciation and amortization decreased $89,276 or 49.9%, to $89,594 for the three months ended June 30, 2012 as compared to $178,870 for the three months ended June 30, 2011.   The decrease is largely due to the deconsolidation of both entities, as described above.

Other income (expense).   Our other income (expense) was $(132,317) for the three months ended June 30, 2012 as compared to $(59,873) for the three months ended June 30, 2011, an increase in expense of $72,444.   The increase in expense is largely because of an equity loss of $(149,064) for our portion of the net loss recorded by Remedent OTC BV, offset by a equity income of $70,039 for our portion on the net income recorded by GlamSmile Dental Technology Ltd. -

Internal and External Sources of Liquidity

As of June 30, 2012, we had current assets of $2,765,385 compared to $3,268,854 at March 31, 2012. This decrease of $503,469 was primarily due to a decrease in cash and cash equivalents of $161,021 and a decrease in accounts receivable, inventories and prepaid expense of $202,961, $37,136 and $102,351 respectively. Current liabilities at June 30, 2012 were $3,967,689 as compared to $3,607,361 at March 31, 2012.  The increase in current liabilities of $360,328 was primarily as a result of a decrease in accrued liabilities in the amount of $284,070 and a decrease in deferred revenue of $20,113, offset by an increase in our line of credit of $429,971, current portion of our long-term debt in the amount of $ 14,927, accounts payable $192,341 and amounts due to related parties of $27,272.

As of June 30, 2012, we had cash and cash equivalents of $42,563. In July 2012 we received €500,000 as partial payment for the sale of our 100% interest in the share capital of Remedent OTC B.B.V. We anticipate that we will need to raise additional funds to satisfy our work capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in China and Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at June 30, 2012 reflects cash and cash equivalents of $42,563 as compared to $203,584 as of March 31, 2012, a decrease of $161,021.

Operations

Net cash (used by) operations was $493,574 for the three months ended June 30, 2012 as compared to net cash provided by operations of $175,876for the three months ended June 30, 2011. The increase in net cash used by operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is primarily as a result of the deconsolidation of Remedent OTC BV at the quarter ending September 2011 and the deconsolidation of our Asian division at the end of January 2012.

Investing activities

Net cash used in investing activities totaled $20,297 for the three months ended June 30, 2012 as compared to net cash used in investing activities of $49,014 for the three months ended June 30, 2011. Cash used in the three months ended June 30, 2012 was mainly for additional equipment. Cash used in the three months ended June 30, 2011 was mainly for equipment for our new planned GlamSmile Studios.

Financing activities

Net cash provided by financing activities totaled $402,431 for the three months ended June 30, 2012, as compared to $1,096,603 for the three months ended June 30, 2011.  The decrease in the net cash provided by financing activities in the three month period ended June 30, 2012 of $694,172 was primarily as a result of our increased use of our line of credit offset by last year’s increased long term debt of $ 1,000,000.

During the three months ended June 30, 2012 and June 30, 2011, we recognized (decrease) in cash and cash equivalents of $(49,581) and $89,697, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2012 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: August 14, 2012	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer
(Principal Accounting Officer)

