Form 10-Q
period 2012-09-30
REMEDENT, INC.
filed 2012-11-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☐                                 No ☒

As of November 14, 2012, there were 19,995,969 outstanding shares of the registrant’s common stock, includes 723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,993	$203,584
Accounts receivable, net of allowance for doubtful accounts of $4,837 at September 30, 2012 and $12,361 at March 31, 2012	614,956	838,240
Other receivables (Note 3)	667,300	—
Inventories, net	1,074,082	1,077,766
Prepaid expense	965,454	1,149,264
Total current assets	3,346,785	3,268,854
PROPERTY AND EQUIPMENT, NET	740,037	641,220
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,234,667	2,092,518
Investment in Remedent OTC B.V. (Note 3)	—	962,505
Total assets	$6,321,489	$6,965,097
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$1,085,408	$863,501
Line of Credit	1,567,475	1,079,263
Accounts payable	948,537	1,009,176
Accrued liabilities	307,803	536,331
Deferred revenue	163,692	57,254
Due to related parties (Note 3)	45,265	61,836
Total current liabilities	4,118,180	3,607,361
Long term debt less current portion	1,160,056	1,452,523
Total liabilities	5,278,236	5,059,884

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at September 30, 2012 and March 31, 2012 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at September 30, 2012 and March 31, 2012 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(21,591,682)	(20,622,635)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,574,742)	(1,681,829)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	1,025,891	1,887,851
Non-controlling interest	17,362	17,362
Total stockholders’ equity	1,043,253	1,905,213
Total liabilities and equity	$6,321,489	$6,965,097

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2012	2011	2012	2011

Net sales	$434,025	$3,309,301	$848,559	$6,311,272
Cost of sales	259,890	796,116	514,445	1,613,513
Gross profit	174,135	2,513,185	334,114	4,697,759
Operating Expenses
Research and development	18,262	116,886	29,439	233,382
Sales and marketing	173,745	747,640	346,299	1,413,618
General and administrative	537,576	1,440,954	1,171,899	2,592,961
Depreciation and amortization	83,523	189,955	173,117	368,825
TOTAL OPERATING EXPENSES	813,106	2,495,435	1,720,754	4,608,786
INCOME (LOSS) FROM OPERATIONS	(638,971)	17,750	(1,386,640)	88,973
OTHER INCOME (EXPENSES)
Gain on sale of Remedent OTC B.V.	521,159	—	521,159	—
Equity income from investments	72,110	—	(6,915)	—
Interest expense	(46,570)	(116,566)	(97,256)	(228,088)
Interest income	4,462	47,129	6,272	98,778
Other	(1,252)	—	(5,668)	—
TOTAL OTHER INCOME (EXPENSES)	549,909	(69,437)	417,592	(129,310)

NET INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(89,062)	(51,687)	(969,048)	(40,337)
PROVISION FOR INCOME TAXES	—	(122,612)	—	(209,005)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	(89,062)	(174,299)	(969,048)	(249,342)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	250,017	—	509,647

NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT, INC. Common Stockholders	$(89,062)	$(424,316)	$(969,048)	$(758,989)

(LOSS) INCOME PER SHARE
Basic	$(0.00)	$(0.02)	$(0.05)	$(0.04)
Fully diluted	$(0.00)	$(0.02)	$(0.05)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2012	2011	2012	2011
Net (Loss) Income Attributable to Remedent Common Stockholders	$(89,062)	$(424,316)	$(969,048)	$(758,989)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	172,331	(216,388)	107,087	(159,109)
COMPREHENSIVE INCOME (LOSS)ATTRIBUTABLE TO REMEDENT Common Stockholders	$83,269	$(640,704)	$(861,961)	$(918,098)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(969,048)	$(249,342)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Gain on sale of Remedent OTC B.V.	(521,159)	—
Depreciation and amortization	173,117	368,825
Inventory reserve	(5,468)	68,946
Allowance for doubtful accounts	(7,524)	(2,335)
Value of stock options issued to employees and consultants	—	26,050
Equity investment	6,915	—
Changes in operating assets and liabilities:
Accounts receivable	223,284	381,050
Inventories	3,684	165,819
Prepaid expenses	183,810	(231,063)
Accounts payable	(64,429)	(229,404)
Accrued liabilities	(228,528)	(387,712)
Accrued and unpaid interest on debt	5,069	85,920
Due to related parties	(16,571)	(95,354)
Deferred revenue	106,438	1,105,108
Net cash provided by operating activities	(1,110,410)	1,006,508
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of Remedent OTC B.V.	667,300	—
Purchases of patent rights	—	(24,440)
Purchases of equipment	(86,934)	(58,533)
Net cash used by investing activities	580,366	(82,973)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	—	1,000,000
Net (repayments of) capital leases and notes payable	(70,560)	(96,239)
Proceeds from line of credit	488,212	54,928
Net cash provided by financing activities	417,652	958,689
NET INCREASE IN CASH	(112,392)	1,884,227
Effect of exchange rate changes on cash and cash equivalents	(66,199)	(287,469)
CASH AND CASH EQUIVALENTS, BEGINNING	203,584	1,662,520
CASH AND CASH EQUIVALENTS, ENDING	$24,993	$3,257,275
Supplemental Information:
Interest paid	$92,187	$85,152
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental tooth whitening products which are distributed in Europe, Asia and the United States. The Company manufactures many of its products in Ghent, Belgium as well as outsourced manufacturing in its facility in Beijing, China and in France.  The Company distributes its products using both its own internal sales force and through the use of third party distributors.

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America.

In July 2012 we received €500,000 as partial payment for the sale of our 100% interest in the share capital of Remedent OTC B.V. (See Note 3). However, despite the net profit of the past fiscal year, the accumulated losses of the past affect the financial situation of the Company. Moreover there has been increased pressure on the operating cash flows of the Company and by consequence additional funding will be required to support the Company’s operations and the execution of the business plan.  These risks, among others, are also discussed in ITEM 1A –RISK FACTORS in the Company’s annual report on Form 10-K filed on July 16, 2012 with the SEC. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

In these notes, the terms “Remedent”, “Company”, “we”, “us” or “our” mean Remedent, Inc. and all of its subsidiaries, whose operations are included in these consolidated financial statements.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at September 30, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2012, except as may be indicated below:

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent , Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Remedent N.V.’s  51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich and Remedent N.V.’s 80 % owned subsidiary, GlamSmile Rome, a Italian private company located in Rome.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended March 31, 2013. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2012, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Six months ended September 30, 2012	Year ended March 31, 2012
Product warranty liability:
Opening balance	$20,019	$21,260
Accruals for product warranties issued in the period	(700)	(2,002)
Adjustments to liabilities for pre-existing warranties	—	761
Ending liability	$19,319	$20,019

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $19,319 and $20,019 as of September 30, 2012 and March 31, 2012, respectively.

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

At each of September 30, 2012 and March 31, 2012, the Company had 19,995,969, shares of common stock issued and outstanding.  At September 30, 2012 and March 31, 2012, the Company had 3,738,379 and 7,794,627 warrants outstanding respectively and 1,795,000 and 1,895,000 options outstanding respectively.  As of September 30, 2012, all outstanding warrants and options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $107,087 and $(159,109) for the six months ended September 30, 2012 and 2011, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended September 30, 2012 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the consolidated financial statements of the Company.

3 .     LONG-TERM INVESTMENTS

REMEDENT OTC B.V.

In connection with the restructuring of the Company’s OTC business in December 2008, the Company controlled Remedent OTC B.V. until September 30, 2011 through its board representations. As agreed upon in the Voting Agreement, after September 30, 2011, the Company had one board representation and consequently no longer controlled its investment in Remedent OTC B.V. As such, the financials of Remedent OTC B.V. are no longer included in the consolidated financial statements but accounted for through the equity method. No gain or loss was recorded on the deconsolidation. After September 30, 2011, the Company still owned 50% of Remedent OTC B.V.

For the six months ended September 30, 2012, the Company recorded an equity loss of $(149,064) in “Other (expenses) income” for its portion of the net loss recorded by Remedent OTC B.V.

Effective July 13, 2012 the Company sold 100% of its interest in the share capital of Remedent OTC B.V., to an arm’s length party for the total sales price of €1,000,000 ($667,300 (€500,000) received in July 2012).

Terms of the sale provide that the purchase price shall be increased by (a) an amount of €250,000 under the condition that Sylphar N.V., has a minimum turnover for the current fiscal year, ending March 31, 2013 of €3,250,000; and (b) a further amount of €250,000 upon Sylphar’s achievement of a certain milestone of a License and Service Agreement with an independent third party. Management anticipates that a first payment of €250,000 will be received by the end of December 2012 and the second by the end of March 2013. Accordingly $667,300 (€500,000) of other receivables has been recorded as a current asset at September 30, 2012.

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
$1,470,776

For the six month period ended September 30, 2012 the Company recorded equity income of $142,149 “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

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

(*) In 2009, the Company and Den-Mat agreed that the shares underlying the warrants would be registered pursuant to a registration statement upon the earlier occurrence of (a) Den-Mat’s demand for the shares to be registered, or (b) an initiation and filing of a registration statement by other investors or the Company.  As of September 30, 2012, neither event has occurred to trigger a registration statement.  As a result, the Company is not under default under the distribution agreement and there is no impact on the distribution agreement or the accounting for the distribution agreement.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At September 30, 2012, five customers accounted for 60.93% of the Company’s trade accounts receivables, and one customer accounted for 24.72%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the six months ended September 30, 2012 the Company had five suppliers who accounted for 27.89% of gross purchases. For the six months ended September 30, 2011 the Company had five suppliers who accounted for 22.62% of gross purchases.

Revenues —  For the six months ended September 30, 2012 the Company had five customers that accounted for 72.03% of total revenues. For the six months ended September 30, 2011 the Company had five customers that accounted for 26.58% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	September 30, 2012	March 31, 2012
Accounts receivable, gross	$619,793	$850,601
Less: allowance for doubtful accounts	(4,837)	(12,361)
Accounts receivable, net	$614,956	$838,240

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	September 30, 2012	March 31, 2012
Raw materials	$48,956	$58,189
Components	342,203	283,572
Finished goods	833,694	892,244
	1,224,853	1,234,005
Less: reserve for obsolescence	(150,771)	(156,239)
Net inventory	$1,074,082	$1,077,766

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	September 30, 2012	March 31, 2012
Prepaid materials and components	$719,162	$882,998
Prepaid Consulting	30,544	—
VAT payments in excess of VAT receipts	39,651	60,252
Prepaid interest	—	18,109
Prepaid rent	130,400	145,138
Other	45,697	42,767
	$965,454	$1,149,264

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2012	March 31, 2012
Furniture and Fixtures	$550,194	$540,104
Machinery and Equipment	1,579,905	1,499,271
	2,130,099	2,039,375
Accumulated depreciation	(1,390,062)	(1,398,155)
Property & equipment, net	$740,037	$641,220

10.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V..  On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate

The latest amendment to the Facility, dated June 7, 2010, amended and split the line of credit to €1,250,000, to be used by Remedent NV and € 1,000,000 to be used Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable concerning Remedent N.V. and similar for Sylphar N.V. Remedent N.V is currently only utilizing two lines of credit, advances based on the current account and the straight loan. As of September 30, 2012 and March 31, 2012, Remedent N.V. had in aggregate, $1,567,475 and $1,079,263 in advances outstanding, respectively, under the mixed-use line of credit facilities.

11.	LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $324,426).

The lease require a monthly payments of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract.

The net book value as of September 30, 2012 and March 31, 2012 of the equipment subject to the foregoing lease was $197,928 and $273,557 respectively.

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of March 31, 2012:

Year ending March 31:
2013	41,552
2014	82,805
2015	83,509
2016	—
Later years	—
Total minimum lease payments	207,866
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	207,866
Less: Amount representing interest (*)	9,938
Present value of minimum lease payments (**)	$197,928

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

** Reflected in the balance sheet as current and non-current obligations under capital leases of $37,872 and $160,056 respectively.

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

Effective as of January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company. During the period ended September 30, 2012 a partial payment of $20,000 in interest has been made. The Company is currently in the process of re-negotiating the terms of repayment.

12.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the six month periods ended September 30, 2012 and 2011 respectively, the Company incurred $272,321 and $330,320 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2012	March 31, 2012
Accrued employee benefit taxes and payroll	$158,836	$358,148
Accrued travel	9,659	10,010
Commissions	—	687
Accrued audit and tax preparation fees	3,000	11,318
Reserve for warranty costs	19,319	20,019
Reserve for income taxes	1,876	2,936
Accrued interest	14,853	1,322
Accrued consulting fees	74,660	16,129
Other accrued expenses	25,600	115,762
	$307,803	$536,331

14.	EQUITY COMPENSATION PLANS

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

The following table provides aggregate information as of September 30, 2012 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2012	12,500	1.19	532,500	0.89	1,000,000		350,000	.97
Options expired	—		(100,000)	1.50	—		—
Options outstanding, September 30, 2012	12,500	1.20	432,500	0.84	1,000,000	1.15	350,000	.97
Options exercisable September 30, 2012	12,500	1.20	432,500	0.84	1,000,000	1.15	350,000	.97
Exercise price range	$1.00 to $2.00		$0.50 - $1.75		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	1.4 years		5.0 years		5.6 years		4 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the six month period ended September 30, 2012 the Company recognized $Nil (2011 — $13,025) in compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled in the six month period ended September 30, 2012.

15.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of September 30, 2012 and March 31, 2012, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding March 31, 2012	7,794,627	1.50
Warrants expired	(4,056,248)	1.55
Warrants outstanding and exercisable September 30, 2012	3,738,379	$1.48
Exercise price range	$1.00 to $1.65
Weighted average remaining life	0.80 Years

16.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., GlamSmile Deutschland GmbH and GlamSmile Rome SRL

	Revenues For the six month period ended September 30, 2012	Revenues for the six month period ended September 30, 2011
	Revenues (a)	Revenues (a)
United States	$—	$634,114
Europe	848,559	3,554,724
China	—	2,122,434
Total	$848,559	$6,311,272

	Long-lived Assets As at September 30, 2012	Long-lived Assets As at March 31, 2012
United States	$2,234,667	$3,055,023
Europe	740,037	641,220
Total	$2,974,704	$3,696,243

(a) Revenues are attributed to country based on location of customer.

17.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commening September 1, 2008 at a base rent of € 5,712 per month for the total location ($7,356 per month at September 30, 2012).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a six year lease commencing July 1, 2011, at a base rent of €6,500 per month for the total location ($8,371 per month at September 30, 2012).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at September 30, 2012:

March 31, 2013	$198,556
March 31, 2014	395,510
March 31, 2015	340,576
March 31, 2016	245,565
March 31, 2017	207,686
After five years	91,333
Total:	$1,479,225

18.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		September 30, 2012		March 31, 2012
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	$24,993	$24,993	$203,584	$203,584
Accounts receivable	2	$614,956	$614,956	$838,240	$838,240
Other receivable	2	$667,300	$667,300	$838,240	$838,240
Long term investments and advances OTC Division	2	$—	$—	$962,505	$962,505
Long term investments and advances Soca	3	$750,000	$—	$750,000	$—
Long Term investment and advance - GlamSmile Dental Technology Asia	3	$2,234,667	$2,234,667	$2,092,518	$2,092,518
Line of credit	2	$1,567,475	$1,567,475	$1,079,263	$1,079,263
Short term debt	2	$1,085,408	$1,085,408	$863,501	$863,501
Deferred revenue	2	$163,692	$163,692	$57,254	$57,254
Accounts payable	2	$948,537	$948,537	$1,009,176	$1,009,176
Accrued liabilities	2	$307,803	$307,803	$536,331	$536,331
Long term debt	2	$1,160,056	$1,160,056	$1,452,523	$1,452,523

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

Six month period ended September 30, 2012
Long term investments and advances:
Beginning balance	$2,092,518
Gains (losses) included in net loss	142,149
Transfers in (out of level 3)	—

Ending balance	$2,234,667

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the six months ended September 30, 2012 and September 30, 2011. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July16, 2012 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

  Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2012	2011	2012	2011

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	59.88%	24.06%	60.63%	25.57%
GROSS PROFIT	40.12%	75.94%	39.37%	74.43%
OPERATING EXPENSES
Research and development	4.21%	3.53%	3.47%	3.70%
Sales and marketing	40.03%	22.59%	40.81%	22.40%
General and administrative	123.86%	43.54%	138.10%	41.08%
Depreciation and amortization	19.24%	5.74%	20.40%	5.84%
TOTAL OPERATING EXPENSES	187.34%	75.40%	202.79%	73.02%
INCOME (LOSS) FROM OPERATIONS	(147.22)%	0.54%	(163.41)%	1.41%
Other income (expense)	126.70%	(2.10)%	49.21%	(2.05)%
NET INCOME (LOSS)	(20.52)%	(1.56)%	(114.20)%	(0.64)%
INCOME TAXES	0.00%	(3.71)%	0.00%	(3.31)%
Net income (loss) attributable toNon-controlling interest	0.00%	7.55%	0.00%	8.08%
LOSS ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	(20.52)%	(12.82)%	(114.20)%	(12.03)%

*Note that above figures are not comparable due to the equity method used because:

A. Remedent OTC BV and its subsidiaries are accounted for using the equity method for the period September 2011 through June 30, 2012 while previously the financials of Remedent OTC BV and its subsidiaries were fully included in the financial statements of Remedent Inc., Further, at the beginning of July 2012, the Company sold its 100 % interest in the share capital of Remedent OTC B.V. and consequently the Company’s financial results for the three month period ended September 30, 2012 do not include an equity portion of the results of operations for Remedent OTC B.V.; and

B. GlamSmile Asia and its subsidiaries are accounted for using the equity method since February 2012, while previously the financials of GlamSmile Asia and its subsidiaries were fully included in the financial statements of Remedent Inc.

Net Sales

We experienced a sales decrease for the three months ended September 30, 2012 of $2,875,276 or 86.9% to $434,025 as compared to $3,309,301 for the three months ended September 30, 2011.

Net sales decreased by approximately 86.6% to $848,559 for the six months ended September 30, 2012 as compared to $6,311,272 for the six months ended September 30, 2011.  The decrease in sales is primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased revenue. For our Asian Division, the equity method is currently being used in calculating the monthly results, whereas, in the six months ended September 30, 2011, we reported a full quarter of revenue for all divisions. Additionally, we received a non recurring fee in connection with the First Fit Distribution agreement and Royalty fees in reference to the Distribution agreement which were included in the quarter ending September 30, 2011.

Cost of Sales

Our cost of sales decreased for the three months ended September 30, 2012 by $536,226 or 67.4% to $259,890 as compared to $796,116 for the three months ended September 30, 2011. Cost of sales, as a percentage of net sales, has increased to 59.88% in the quarter ended September 30, 2012 as compared to 24% in the quarter ended September 30, 2011.

Cost of sales decreased approximately 68.1% to $514,445 for the six months ended September 30, 2012 as compared to $1,613,513 for the six months ended September 30, 2011.  The decrease in cost of sales is primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased cost of sales. Cost of sales as a percentage of sales has increased because of the deconsolidation of our Asian division at the end of January 2012, known for its higher margins due to direct selling, the deconsolidation of our OTC Division and the non-recurring Royalty fees in reference to the DenMat distribution agreement and the non-recurring fees in reference to the First Fit Agreement, both included in the quarter ending September 30, 2011.

Gross Profit

Our gross profit decreased by $2,339,050 or 93.1%, to $174,135 for the three month period ended September 30, 2012 as compared to $2,513,185 for the three month period ended September 30, 2011. Our gross profit as a percentage of sales decreased to 40.12% in the three months ended September 30, 2012 as compared to 75.94% for the three months ended September 30, 2011.

Our gross profit decreased by $4,363,645 or 92.9%, to $334,114 for the six months ended September 30, 2012 as compared to $4,697,759 for the six months ended September 30, 2011 as a result of the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased gross profit. For our Asian Division, the equity method is currently being used in calculating the monthly results, whereas, in the quarter ended September 30, 2011 we reported gross profit for all divisions. Our gross profit as a percentage of sales decreased to 39.37% in the six months ended September 30, 2012 as compared to 74.43% for the six months ended September 30, 2011. The decrease in gross profit is the result of the sales of the OTC Division and our Asian Division, combined with the non-recurring royalty fees in reference to the DenMat Distribution agreement and the non-recurring fee in connection with the first Fit Distribution agreement which were included in the quarter ending September 30, 2011.

Operating Expenses

Research and Development . Our research and development costs decreased by $98,624 or 84.4% to $18,262 for the three months ended September 30, 2012 as compared to $116,686 for the three months ended September 30, 2012.  Our research and development expenses decreased $203,943 to $29,439 for the six months ended September 30, 2012 as compared to$233,382 for the six months ended September 30, 2011, a decrease of 87.4%.  Research and development expenses have decreased primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012. For our Asian Division, the equity method is currently being used in calculating the monthly results, whereas, in the six months ended September 30, 2011, we reported a full quarter of Research and Development Expenses for all divisions.

Sales and marketing costs. Our sales and marketing costs decreased by $573,895 or 76.8% to $173,745 for the three months ended September 30, 2012 as compared to $747,640 for the three months ended September 30, 2011.

Our sales and marketing costs decreased by $1,067,319 or 75.5% to $346,299 for the six months ended September 30, 2012 as compared to $1,413,618 for the six months ended September 30, 2011.

The decrease in sales and marketing costs as compared to the six months ended September 30, 2011 is a result of the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in a decreased sales and marketing cost. For our Asian Division, the equity method is currently applicable, whereas, for the six months ending September 30, 2011, we reported sales and marketing costs for a full quarter for all divisions.

General and administrative costs. Our general and administrative costs for the three months ended September 30, 2012 and 2011 were $537,576 and $1,440,954 respectively, representing a decrease of $903,378, or 62.7%. Our general and administrative costs for the six months ended September 30, 2012 and 2011 were $1,171,899 and $2,592,961 respectively, representing a decrease of $1,421,062 or 54.8%.  The decrease in general and administrative costs as compared to the six months ended September 30, 2011 is a result of the deconsolidation of our OTC division at the quarter ending September 2011 as described above and the deconsolidation of our Asian Division at the end of January 2012, resulting in a decreased general and administrative cost. For our Asian Division, the equity method is currently applicable, whereas, for the six months ending September 30, 2011, we reported general and administrative costs for a full quarter for all divisions.

Depreciation and amortization .   Our depreciation and amortization expense decreased by $106,432 or56% to $83,523 for the three months ended September 30, 2012 as compared to $189,955 for the three months ended September 30, 2011. Our depreciation and amortization decreased $195,708 or 53.1%, to $173,117 for the six months ended September 30, 2012 as compared to $368,825 for the six months ended September 30, 2011.   The decrease is largely due to the deconsolidation of both entities, as described above.

Other income (expense).  Our other income (expense) was $549,909 for the three months ended September 30, 2012 as compared to $(69,437) for the three months ended September 30, 2011, an increase of $619,346 or 892% primarily because of the $521,159 gain we recognized on the sale of our OTC division.

Our other income (expense) was $417,592 for the six months ended September 30, 2012 as compared to $(129,310) for the six months ended September 30, 2011, an increase in other income of $546,902.   The increase in other income is largely because of the $521,159 gain we recognized on the sale of our OTC Division, and the $142,149 in equity income we earned from our investment in GlamSmile Dental Technology Ltd., offset by an equity loss of $ (149,064) for our portion of the loss recorded by Remedent OTC B.V. in the quarter ended June 30, 2012.

Internal and External Sources of Liquidity

As of September 30, 2012, we had current assets of $3,346,785 compared to $3,268,854 at March 31, 2012. This increase of $77,931 was primarily due to an increase in accounts and other receivable of $444,016, offset by a decrease in cash and cash equivalents of $178,591, decrease in inventories of $3,684, and a decrease in prepaid expense of $183,810. Current liabilities at September 30, 2012 were $4,118,180 as compared to $3,607,361 at March 31, 2012.  The increase in current liabilities of $510,819 was primarily as a result of increases in our line of credit, current portion of long-term debt, and deferred revenue of $488,212, $221,907 and $106,438 respectively, offset by a decrease in accounts payable, accrued liabilities and due related parties of $60,639, $228,528 and $16,571 respectively.

As of September 30, 2012, we had cash and cash equivalents of $24,993. In July 2012 we received $667,300 ( €500,000) as 50% payment for the sale of our 100% interest in the share capital of Remedent OTC B.V. We anticipate that an additional €250,000 will be received by the end of December 2012 and a final payment of €250,000 by the end of March 2013. We also anticipate that we will need to raise additional funds to satisfy our work capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in China and Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at September 30, 2012 reflects cash and cash equivalents of $24,993 as compared to $203,584 as of March 31, 2012, a decrease of $178,591.

Operations

Net cash (used by) operations was $1,110,410 for the six months ended September 30, 2012 as compared to net cash provided by operations of $1,006,508 for the six months ended September 30, 2011. The increase in net cash used by operations for the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 is primarily as a result of the deconsolidation of Remedent OTC BV at the quarter ending September 2011 and the deconsolidation of our Asian division at the end of January 2012.

Investing activities

Net cash provided by investing activities totaled $580,366 for the six months ended September 30, 2012 as compared to net cash used in investing activities of $82,973 for the six months ended September 30, 2011. We received $667,300 in cash from the sale of our Remedent OTC B.V. division. Cash used in the six months ended September 30, 2012 was mainly for additional equipment. Cash used in the six months ended September 30, 2011 was mainly for equipment for our new planned GlamSmile Studios.

Financing activities

Net cash provided by financing activities totaled $417,652 for the six months ended September 30, 2012, as compared to $958,689 for the six months ended September 30, 2011.  The decrease in the net cash provided by financing activities in the six month period ended September 30, 2012 of $541,037 was primarily as a result of our increased use of our line of credit offset by last year’s increased long term debt of $1,000,000.

During the six months ended September 30, 2012 and September 30, 2011, we recognized and increase (decrease) in cash and cash equivalents of $(66,199) and $(287,469), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2012 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: November 14, 2012	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Philippe Van Acker
Name: Philippe Van Acker
Title: Chief Financial Officer (Principal Accounting Officer)

