Form 10-Q
period 2012-12-31
REMEDENT, INC.
filed 2013-02-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Yes ☐                                 No ☒

As of February 14, 2013, there were 19,995,969 outstanding shares of the registrant’s common stock, includes 723,000 shares of treasury stock.

1

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,990	$203,584
Accounts receivable, net of allowance for doubtful accounts of $4,989 at December 31, 2012 and $12,361 at March 31, 2012	618,138	838,240
Other Receivables (Note 3)	667,300	—
Inventories, net	1,060,839	1,077,766
Prepaid expense	733,662	1,149,264
Total current assets	3,092,929	3,268,854
PROPERTY AND EQUIPMENT, NET	699,949	641,220
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,360,958	2,092,518
Investment in Remedent OTC B.V. (Note 3)	—	962,505
Patents, net	29,147	—
Total assets	$6,182,983	$6,965,097
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$1,144,342	$863,501
Line of Credit	1,457,854	1,079,263
Accounts payable	1,071,210	1,009,176
Accrued liabilities	467,064	536,331
Deferred revenue	193,784	57,254
Due to related parties (Note 3)	41,366	61,836
Total current liabilities	4,375,620	3,607,361
Long term debt less current portion	1,227,703	1,452,523
Total liabilities	5,603,323	5,059,884

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at December 31, 2012 and March 31, 2012 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at December 31, 2012 and March 31, 2012 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(22,027,195)	(20,622,635)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,602,822)	(1,681,829)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	562,298	1,887,851
Non-controlling interest	17,362	17,362
Total stockholders’ equity	579,660	1,905,213
Total liabilities and equity	$6,182,983	$6,965,097

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31
	2012	2011	2012	2011

Net sales	$723,952	$2,102,338	$1,572,511	$8,413,610
Cost of sales	356,356	329,015	870,801	1,942,528
Gross profit	367,596	1,773,323	701,710	6,471,082
Operating Expenses
Research and development	14,509	47,513	43,948	280,895
Sales and marketing	223,570	711,570	569,869	2,125,188
General and administrative	571,464	1,120,535	1,743,363	3,713,496
Depreciation and amortization	73,334	114,280	246,451	483,105
TOTAL OPERATING EXPENSES	882,877	1,993,898	2,603,631	6,602,684
INCOME (LOSS) FROM OPERATIONS	(515,281)	(220,575)	(1,901,921)	(131,602)
OTHER INCOME (EXPENSES)
Gain on sale of Remedent OTC B.V.	—	—	521,159	—
Equity income from investments	126,291	303,925	119,376	303,925
Interest expense	(56,555)	(117,512)	(153,811)	(345,600)
Interest income	14,899	133,410	21,171	232,188
Other	(4,715)	—	(10,382)	—
TOTAL OTHER INCOME (EXPENSES)	79,920	319,823	497,513	190,513

NET INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(435,361)	99,248	(1,404,408)	58,911
PROVISION FOR INCOME TAXES	(153)	(105,804)	(153)	(314,809)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	(435,514)	(6,556)	(1,404,561)	(255,898)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	257,656	—	767,303

NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT, INC. Common Stockholders	$(435,514)	$(264,212)	$(1,404,561)	$(1,023,201)

(LOSS) INCOME PER SHARE
Basic	$(0.02)	$(0.01)	$(0.07)	$(0.05)
Fully diluted	$(0.02)	$(0.01)	$(0.07)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2012	2011	2012	2011
Net (Loss) Income Attributable to Remedent Common Stockholders	$(435,514)	$(264,212)	$(1,404,561)	$(1,023,201)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(28,082)	(722,831)	79,005	(881,940)
COMPREHENSIVE INCOME (LOSS)ATTRIBUTABLE TO REMEDENT Common Stockholders	$(463,596)	$(987,043)	$(1,325,556)	$(1,905,141)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,404,561)	$(255,898)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Gain on sale of Remedent OTC B.V.	(521,159)	—
Depreciation and amortization	246,451	483,105
Inventory reserve	(751)	(17,523)
Allowance for doubtful accounts	(7,372)	(18,823)
Value of stock options issued to employees and consultants	—	39,075
Investment income	(119,376)	(303,925)
Changes in operating assets and liabilities:
Accounts receivable	220,102	821,672
Inventories	16,927	231,279
Prepaid expenses	415,602	(269,756)
Accounts payable	52,763	(134,035)
Accrued liabilities	(69,267)	(326,397)
Accrued and unpaid interest on debt	17,672	100,000
Due to related parties	(20,470)	(15,565)
Deferred revenue	136,530	1,066,194
Net cash provided by operating activities	(1,036,909)	1,399,403
CASH FLOWS FROM INVESTING ACTIVITIES
Cash divested on deconsolidation of Remedent OTC BV	—	(2,372,445)
Proceeds on sale of Remedent OTC B.V.	667,300	—
Purchases of patent rights	(31,598)	(101,759)
Purchases of equipment	(112,091)	(106,922)
Net cash used by investing activities	523,611	(2,581,126)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	132,820	1,000,000
Net (repayments of) capital leases and notes payable	(76,799)	(149,512)
Proceeds from line of credit	378,591	115,387
Net cash provided by financing activities	434,612	965,875
NET (DECREASE) INCREASE IN CASH	(78,686)	(215,848)
Effect of exchange rate changes on cash and cash equivalents	(111,908)	(106,398)
CASH AND CASH EQUIVALENTS, BEGINNING	203,584	1,662,520
CASH AND CASH EQUIVALENTS, ENDING	$12,990	$1,340,274
Supplemental Information:
Interest paid	$124,093	$127,852
Income taxes paid	$—	$—

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

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at December 31, 2012.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the year ended March 31, 2013. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2012, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Nine months ended December 31, 2012	Year ended March 31, 2012
Product warranty liability:
Opening balance	$20,019	$21,260
Accruals for product warranties issued in the period	(96)	(2,002)
Adjustments to liabilities for pre-existing warranties	—	761
Ending liability	$19,923	$20,019

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $19,923 and $20,019 as of December 31, 2012 and March 31, 2012, respectively.

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

At each of December 31, 2012 and March 31, 2012, the Company had 19,995,969, shares of common stock issued and outstanding.  At December 31, 2012 and March 31, 2012, the Company had 3,738,379 and 7,794,627 warrants outstanding respectively and 1,795,000 and 1,895,000 options outstanding respectively.  As of December 31, 2012, all outstanding warrants and options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $79,005 and $(881,940) for the nine months ended December 31, 2012 and 2011, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new rules will become effective during interim and annual periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB. Because the standard only impacts the presentation of comprehensive income and does not impact what is included in comprehensive income, the standard will not have a significant impact on the Company's consolidated financial statements. The Company adopted this accounting standard during the quarter ended June 30, 2012 and it did not impact the Company’s financial position or results of operations.

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

3.	LONG-TERM INVESTMENTS

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

For the nine months ended December 31, 2012, the Company recorded an equity loss of $(149,064) in “Other (expenses) income” for its portion of the net loss recorded by Remedent OTC B.V.

Effective July 13, 2012 the Company sold 100% of its interest in the share capital of Remedent OTC B.V., to an arm’s length party for the total sales price of €1,000,000 ($667,300 (€ 500,000) received in July 2012).

Terms of the sale provide that the purchase price shall be increased by (a) an amount of €250,000 under the condition that Sylphar N.V., has a minimum turnover for the current fiscal year, ending March 31, 2013 of €3,250,000; and (b) a further amount of €250,000 upon Sylphar’s achievement of a certain milestone of a License and Service Agreement with an independent third party. Management anticipates that a first payment of €250,000 will be received by the end of the quarter ending March 31, 2013 and the second by the end of the quarter ending June 30, 2013. Accordingly $ 667,300 (€500,000) of other receivables has been recorded as a current asset at December 31, 2012.

GLAMSMILE ASIA LTD.

Acquisition

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia” or “Glamsmile”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.	325,000 Euro (US$466,725). As of March 31, 2011 the full amount was paid.
2.	250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011 ($97,500 was recorded as an obligation to issue shares as at March 31, 2010). The parties have agreed that the shares will be issued during fiscal year ended March 31, 2013.
3.	100,000 options on closing (issued);
4.	100,000 options per opened store at closing (issued);
5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;
6.	Assumption of Glamsmile’s January 1, 2010 deficit of $73,302.; and
7.	Repayment of the founding shareholder’s original advances in the amount of $196,599. The balance of $196,599, recorded as due to related parties at March 31, 2010, is unsecured, non-interest bearing and has no specific terms of repayment other than it will be paid out of revenues from Glamsmile, as working capital allows. During the year ended March 31, 2011 a total of $101,245 was paid to the founding shareholder, leaving a balance due of $95,354 on June 27, 2011. As at March 31, 2012 the full amount was paid.

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
$1,470,776

For the nine month period ended December 31, 2012 the Company recorded equity income of $268,440 “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

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

(*) In 2009, the Company and Den-Mat agreed that the shares underlying the warrants would be registered pursuant to a registration statement upon the earlier occurrence of (a) Den-Mat’s demand for the shares to be registered, or (b) an initiation and filing of a registration statement by other investors or the Company.  As of December 31, 2012, neither event has occurred to trigger a registration statement.  As a result, the Company is not under default under the distribution agreement and there is no impact on the distribution agreement or the accounting for the distribution agreement.

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

On March 29, 2010, a certain Amendment No. 1 was made to the First Fit Distribution Agreement dated June 3, 2009.  The terms of Amendment No. 1 are as follows:

The total purchase price for the First Fit IP consists of installment payments and royalty payments. The cash component of the purchase price of the First Fit IP is $2,850,000 to be paid in the form of cash in the following installments: (a) $50,000 upon delivery by Remedent to Den-Mat of a working prototype of the First Fit crown (received); (b) $525,000 on or before March 15, 2010 (received); (c) $700,000 on June 30, 2010 (received); and (d) $500,000 on December 31, 2010 (received), June 30, 2011 (during the three months ended June 30, 2011 the Company agreed to postpone receipt of the $500,000 due from Den-Mat on June 30, 2011 to be received as follows: $250,000 at the end of September, 2011 (received) and $250,000 at the end of October, 2011(received).

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At December 31, 2012, five customers accounted for 53.01% of the Company’s trade accounts receivables, and two customers accounted for 32.45%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the nine months ended December 31, 2012 the Company had five suppliers who accounted for 20.66% of gross purchases. For the nine months ended December 31, 2011 the Company had five suppliers who accounted for 25.2% of gross purchases.

Revenues —  For the nine months ended December 31, 2012 the Company had five customers that accounted for 68.44% of total revenues. For the nine months ended December 31, 2011 the Company had five customers that accounted for 25.9% of total revenues.

Foreign customers accounted for 100% of the Company`s sales for the nine month period ended December 31, 2012 (2011 – 89.49%).

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	December 31, 2012	March 31, 2012
Accounts receivable, gross	$623,127	$850,601
Less: allowance for doubtful accounts	(4,989)	(12,361)
Accounts receivable, net	$618,138	$838,240

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31, 2012	March 31, 2012
Raw materials	$24,917	$58,189
Components	368,359	283,572
Finished goods	823,051	892,244
	1,216,327	1,234,005
Less: reserve for obsolescence	(155,488)	(156,239)
Net inventory	$1,060,839	$1,077,766

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	December 31, 2012	March 31, 2012
Prepaid materials and components	$475,539	$882,998
Prepaid Consulting	31,500	—
VAT payments in excess of VAT receipts	18,563	60,252
Prepaid interest	—	18,109
Prepaid rent	134,480	145,138
Other	73,580	42,767
	$733,662	$1,149,264

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2012	March 31, 2012
Furniture and Fixtures	$560,643	$540,104
Machinery and Equipment	1,601,162	1,499,271
	2,161,805	2,039,375
Accumulated depreciation	(1,461,856)	(1,398,155)
Property & equipment, net	$699,949	$641,220

10.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO.

The latest amendment to the Facility, dated December 3, 2012, reduced the line of credit of Remedent N.V. from a mixed credit line of € 1,250,000 (to be used as = € 750,000 straight loans and € 500,000 for advances on accounts receivable) to a Credit line of € 400,000 to be used as straight loans. The repayment of the reduced Credit line is agreed as following: € 500,000 by the end of the quarter ending March 2013 and € 250,000 by the end of the quarter ending June 2013.The line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable. As of December 31, 2012 and March 31, 2012, Remedent N.V. had in aggregate, $1,457,854 and $1,079,263 in advances outstanding, respectively, under the mixed-use line of credit facilities.

11.	LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $334,578).

The lease require a monthly payments of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract.

The net book value as of December 31, 2012 and March 31, 2012 of the equipment subject to the foregoing lease was $179,088 and $273,557 respectively.

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of March 31, 2012:

Year ending March 31:
2013	$20,701
2014	82,812
2015	83,509
2016	—
Later years	—
Total minimum lease payments	187,022
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	187,022
Less: Amount representing interest (*)	7,934
Present value of minimum lease payments (**)	$179,088

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

** Reflected in the balance sheet as current and non-current obligations under capital leases of $19,032 and $160,056 respectively.

Secured Debt Agreements (1)

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

Effective as of January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company. During the period ended December 31, 2012 a partial payment of $20,000 in interest has been made. The Company is currently in the process of re-negotiating the terms of repayment.

Secured Debt Agreements (2)

On December 3, 2012, the Company obtained a loan in the principal amount of € $100,000 (the “Loan”) from BNP Paribas Fortis bank, to be repaid over the next 24 months. The loan is secured by a lien on the assets of Remedent N.V. as already granted for the use of our existing Credit Line Facility. The maturity date of the Loan is January 2, 2015 at an Interest of 3,93 % to be repaid in monthly installments of € 4.330 ($5,752).

12.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the nine month periods ended December 31, 2012 and 2011 respectively, the Company incurred $407,708 and $497,561 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm`s length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2012	March 31, 2012
Accrued employee benefit taxes and payroll	$198,180	$358,148
Accrued travel	9,962	10,010
Commissions	—	687
Accrued audit and tax preparation fees	5,000	11,318
Reserve for warranty costs	19,923	20,019
Reserve for income taxes	1,935	2,936
Accrued interest	15,565	1,322
Accrued consulting fees	190,719	16,129
Other accrued expenses	25,780	115,762
	$467,064	$536,331

14.	EQUITY COMPENSATION PLANS

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

The following table provides aggregate information as of December 31, 2012 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2012	12,500	1.19	532,500	0.89	1,000,000		350,000	.97
Options expired	—		(100,000)	1.50	—		—
Options outstanding, December 31, 2012	12,500	1.20	432,500	0.84	1,000,000	1.15	350,000	.97
Options exercisable December 31, 2012	12,500	1.20	432,500	0.84	1,000,000	1.15	350,000	.97
Exercise price range	$1.00 to $2.00		$0.50 - $1.75		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	1.27 years		5.0 years		5.37 years		3.81 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the nine month period ended December 31, 2012 the Company recognized $Nil (2011 — $39,075) in compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the nine month period ended December 31, 2012.

15.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of December 31, 2012 and March 31, 2012, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding March 31, 2012	7,794,627	1.50
Warrants expired	(4,056,248)	1.55
Warrants outstanding and exercisable December 31, 2012	3,738,379	$1.48
Exercise price range	$1.48
Weighted average remaining life	0.65 Years

16.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., GlamSmile Deutschland GmbH and GlamSmile Rome SRL

	Revenues For the nine month period ended December 31, 2012	Revenues for the nine month period ended December 31, 2011
	Revenues (a)	Revenues (a)
United States	$—	$884,114
Europe	1,572,511	4,099,465
China	—	3,430,031
Total	$1,572,511	$8,413,610

	Long-lived Assets As at December 31, 2012	Long-lived Assets As at March 31, 2012
United States	$2,360,958	$699,635
Europe	729,096	1,665,578
China	—	343,919
Total	$3,090,054	$2,709,132

(a) Revenues are attributed to country based on location of customer.

17.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commening September 1, 2008 at a base rent of € 5,712 per month for the total location ($7,587 per month at December 31, 2012).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a six year lease commencing July 1, 2011, at a base rent of €6,500 per month for the total location ($8,633 per month at December 31, 2012).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at December 31, 2012:

March 31, 2013	$101,432
March 31, 2014	405,443
March 31, 2015	348,668
March 31, 2016	253,248
March 31, 2017	214,185
After five years	94,191
Total:	$1,417,167

18.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		December 31, 2012		March 31, 2012
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	$12,990	$12,990	$203,584	$203,584
Accounts receivable	2	$618,138	$618,138	$838,240	$838,240
Other Receivable	2	$667,300	$667,300	$—	$—
Long term investments and advances OTC Division	2	$—	$—	$962,505	$962,505
Long term investments and advances Soca	3	$750,000	$—	$750,000	$—
Long Term investment and advance - GlamSmile Dental Technology Asia	3	$2,360,958	$2,360,958	$2,092,518	$2,092,518
Line of credit	2	$1,457,854	$1,457,854	$1,079,263	$1,079,263
Short term debt	2	$1,144,342	$1,144,342	$863,501	$863,501
Deferred revenue	2	$193,784	$193,784	$57,254	$57,254
Accounts payable	2	$1,071,212	$1,071,212	$1,009,176	$1,009,176
Accrued liabilities	2	$467,064	$467,064	$536,331	$536,331
Long term debt	2	$1,227,703	$1,227,703	$1,452,523	$1,452,523

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine month periods ended December 31, 2012 or December 31, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Nine month period ended December 31, 2012
Long term investments and advances:
Beginning balance	$2,092,518
Gains (losses) included in net loss	268,440
Transfers in (out of level 3)	—

Ending balance	$2,360,958

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the nine months ended December 31, 2012 and December 31, 2011. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 16, 2012 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2012	2011	2012	2011

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	49.22%	15.65%	55.38%	23.09%
GROSS PROFIT	50.78%	84.35%	44.62%	76.91%
OPERATING EXPENSES
Research and development	2.00%	2.26%	2.79%	3.34%
Sales and marketing	30.88%	33.85%	36.24%	25.26%
General and administrative	78.94%	53.30%	110.86%	44.14%
Depreciation and amortization	10.13%	5.44%	15.67%	5.74%
TOTAL OPERATING EXPENSES	121.95%	94.85%	165.57%	78.48%
INCOME (LOSS) FROM OPERATIONS	(71.18)%	(10.50)%	(120.95)%	(1.57)%
Other income (expense)	11.04%	15.21%	31.64%	2.26%
NET INCOME (LOSS)	(60.14)%	4.71%	(89.31)%	0.69%
INCOME TAXES	(0.02)%	(5.03)%	(0.01)%	(3.74)%
Net income (loss) attributable toNon-controlling interest	0.00%	12.26%	0.00%	9.12%
LOSS ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	(60.16)%	(12.58)%	(89.32)%	(12.17)%

*Note that above figures are not comparable due to the equity method used because:

A. Remedent OTC BV and its subsidiaries are accounted for using the equity method for the period September 2011 through June 30, 2012 while previously the financials of Remedent OTC BV and its subsidiaries were fully included in the financial statements of Remedent Inc., Further, at the beginning of July 2012, the Company sold its 100 % interest in the share capital of Remedent OTC B.V. and consequently the Company’s financial results for the six month period ended December 31, 2012 do not include an equity portion of the results of operations for Remedent OTC B.V.; and

B. GlamSmile Asia and its subsidiaries are accounted for using the equity method since February 2012, while previously the financials of GlamSmile Asia and its subsidiaries were fully included in the financial statements of Remedent Inc.

Net Sales

We experienced a sales decrease for the three months ended December 31, 2012 of $1,378.386 or 65.6% to $732,952 as compared to $2,102,338 for the three months ended December 31, 2011.

Net sales decreased by approximately 81.3% to $1,572,511 for the nine months ended December 31, 2012 as compared to $8,413,610 for the nine months ended December 31, 2011.  The decrease in sales is primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased revenue. For our Asian Division, the equity method is currently being used in calculating the monthly results, whereas, in the nine months ended December 31, 2011, we reported a full quarter of revenue. Additionally, we received a non-recurring fee in connection with the First Fit Distribution agreement which was included in the quarter ending December 31, 2011.

           Cost of Sales

Our cost of sales increased for the three months ended December 31, 2012 by $27,341 or 8.3% to $356,356 as compared to $329,015 for the three months ended December 31, 2011. Cost of sales, as a percentage of net sales, has increased to 49.22% in the quarter ended December 31, 2012 as compared to 15.65% in the quarter ended December 31, 2011.

Cost of sales decreased by $1,071,727,approximately 55.2%, to $870,801 for the nine months ended December 31, 2012 as compared to $1,942,528 for the nine months ended December 31, 2011.  The decrease in cost of sales is primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased cost of sales. Cost of sales as a percentage of sales has increased because of the deconsolidation of our Asian division at the end of January 2012, known for its higher margins due to direct selling, the deconsolidation of our OTC Division and the non-recurring Royalty fees in reference to the DenMat distribution agreement and the non-recurring fees in reference to the First Fit Agreement, both included in the nine months ending December 31, 2011.

Gross Profit

Our gross profit decreased by $1,405,727 or 79.3%, to $367,596 for the three month period ended December 31, 2012 as compared to $1,773,323 for the three month period ended December 31, 2011. Our gross profit as a percentage of sales decreased to 50.78% in the three months ended December 31, 2012 as compared to 84.35% for the three months ended December 31, 2011.

Our gross profit decreased by $5,769,372 or 89.2%, to $701,710 for the nine months ended December 31, 2012 as compared to $6,471,082 for the nine months ended December 31, 2011 as a result of the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased gross profit. For our Asian Division, the equity method is currently being used in calculating the monthly results, whereas, in the quarter ended December 31, 2011 we reported a full quarter of gross profit for our Asian Division. Our gross profit as a percentage of sales decreased to 44.62% in the nine months ended December 31, 2012 as compared to 76.91% for the nine months ended December 31, 2011. The decrease in gross profit is the result of the sales of the OTC Division and our Asian Division, combined with the non-recurring royalty fees in reference to the DenMat Distribution agreement and the non-recurring fee in connection with the first Fit Distribution agreement which were included in the nine months ending December 31, 2011.

Operating Expenses

Research and Development . Our research and development costs decreased by $33,044 or 69.5% to $14,509 for the three months ended December 31, 2012 as compared to $47,513 for the three months ended December 31, 2011.  Our research and development expenses decreased $236,947 to $43,948 for the nine months ended December 31, 2012 as compared to $280,895 for the nine months ended December 31, 2011, a decrease of 84.4%.  Research and development expenses have decreased primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012. For our Asian Division, the equity method is currently being used in calculating the monthly results, whereas, in the nine months ended December 31, 2011, we reported a full quarter of Research and Development Expenses for our Asian Division.

Sales and marketing costs. Our sales and marketing costs decreased by $488,000 or 68.6% to $223,570 for the three months ended December 31, 2012 as compared to $711,570 for the three months ended December 31, 2011.

Our sales and marketing costs decreased by $1,555,319 or 73.2% to $569,869 for the nine months ended December 31, 2012 as compared to $2,125,188 for the nine months ended December 31, 2011.

The decrease in sales and marketing costs as compared to the nine months ended December 31, 2011 is a result of the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in a decreased sales and marketing cost. For our Asian Division, the equity method is currently applicable, whereas, for the nine months ending December 31, 2011, we reported sales and marketing costs for a full quarter for our Asian Division.

General and administrative costs. Our general and administrative costs for the three months ended December 31, 2012 and 2011 were $571,464 and $1,120,535 respectively, representing a decrease of $549,071, or 49%. Our general and administrative costs for the nine months ended December 31, 2012 and 2011 were $1,743,363 and $3,713,496 respectively, representing a decrease of $1,970,133 or 53.1%.  The decrease in general and administrative costs as compared to the nine months ended December 31, 2011 is a result of the deconsolidation of our OTC division at the quarter ending September 2011 as described above and the deconsolidation of our Asian Division at the end of January 2012, resulting in a decreased general and administrative cost. For our Asian Division, the equity method is currently applicable, whereas, for the nine months ending December 31, 2011, we reported general and administrative costs for a full quarter for our Asian Division.

Depreciation and amortization.   Our depreciation and amortization expense decreased by $40,946 or 35.8% to $73,334 for the three months ended December 31, 2012 as compared to $114,280 for the three months ended December 31, 2011. Our depreciation and amortization decreased $236,654 or 49%, to $246,451 for the nine months ended December 31, 2012 as compared to $483,105 for the nine months ended December 31, 2011.   The decrease is largely due to the deconsolidation of both entities, as described above.

Other income (expense).  Our other income (expense) was $79,920 for the three months ended December 31, 2012 as compared to $319,823 for the three months ended December 31, 2011, a decrease of $239,903 or 75% primarily because of a decrease in income from our equity investments.

Our other income (expense) was $497,513 for the nine months ended December 31, 2012 as compared to $190,513 for the nine months ended December 31, 2011, an increase in other income of $307,000.   The increase in other income is largely because of the $521,159 gain we recognized on the sale of our OTC Division, and the $268,440 in equity income we earned from our investment in GlamSmile Dental Technology Ltd., offset by an equity loss of $ (149,064) for our portion of the loss recorded by Remedent OTC B.V. for the six months ending June 30, 2012 and interest expenses of $(153,811) for the nine months ending December 31, 2012.

Internal and External Sources of Liquidity

As of December 31, 2012, we had current assets of $3,092,929 compared to $3,268,854 at March 31, 2012. This deccrease of $175,925 was primarily due to a decrease in cash of $190,594 and an increase in other receivables, offset by a decrease in accounts receivable of $220,102 and a decrease in prepaid expenses of $415,602 Other receivables of $667,300 consist of the balance of funds receivable as a result of the sale of our OTC division.

As of December 31, 2012, we had cash and cash equivalents of $12,990. In July 2012 we received €500,000 as partial payment for the sale of our 100% interest in the share capital of Remedent OTC B.B.V. In December 2012 we obtained a two year loan in the amount of € 100,000. We anticipate that we will need to raise additional funds to satisfy our work capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in China and Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at December 31, 2012 reflects cash and cash equivalents of $12,990 as compared to $203,584 as of March 31, 2012, a decrease of $190,594.

Operations

Net cash (used by) operations was $(1,036,909) for the nine months ended December 31, 2012 as compared to net cash provided by operations of $1,399,403 for the nine months ended December 31, 2011. The increase in net cash used by operations for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 is primarily as a result of the deconsolidation of Remedent OTC BV at the quarter ending September 2011 and the deconsolidation of our Asian division at the end of January 2012.

Investing activities

Net cash provided by investing activities totaled $523,611 for the nine months ended December 31, 2012 as compared to cash used in investing activities, net of cash divestiture of $2,372,445 on the deconsolidation of Remedent OTC BV, of $208,681 for the nine months ended December 31, 2011. We received $667,200 in cash from the sale of our Remedent OTC B.V. division. Cash used in the nine months ended December 31, 2012 was mainly for additional equipment. Cash used in the nine months ended December 31, 2011 was mainly for equipment for our new planned GlamSmile Studios.

Financing activities

Net cash provided by financing activities totaled $434,612 for the nine months ended December 31, 2012, as compared to $965,875 for the nine months ended December 31, 2011.  The decrease in the net cash provided by financing activities in the nine month period ended December 31, 2012 of $531,263 was primarily because we received approximately $634,000 more cash from loans our line of credit in the period ended December 31, 2011 than we did in the current period ended December 31, 2012.

During the nine months ended December 31, 2012 and December 31, 2011, we recognized a (decrease) in cash and cash equivalents of $(111,908) and $(106,398), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

           Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2012 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: February 14, 2013	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2013	By:	/s/ Philippe Van Acker
Name: Philippe Van Acker
Title: Chief Financial Officer (Principal Accounting Officer)

