Form 10-K
period 2013-03-31
REMEDENT, INC.
filed 2013-07-15
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15975

REMEDENT, INC.
(Name of small business issuer as specified in its charter)

Nevada	86-0837251
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Zuiderlaan 1-3, bus 8, 9000 Gent, Belgium	N/A
(Address of principal executive offices)	(Zip code)

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
Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed third fiscal quarter, December 31, 2012, was approximately $1,999,597.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” and this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of  June 30, 2013  was 19,995,969.

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

PART I

ITEM 1 — BUSINESS

Overview

We specialize in the research, development, and manufacturing of oral care and cosmetic dentistry products.  We are one of the leading manufacturers of cosmetic dentistry products in Europe.  Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we design, develop, manufacture and distribute our cosmetic dentistry products, including a full line of professional dental products that are distributed in Europe, Asia, Middle East and the United States.

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

In the latter part of 2008, our Board of Directors approved a strategic plan to separate our OTC business from our professional business, allowing us to focus on the development, marketing and distribution of our products for the professional dental market.  In December 2008, we completed a restructuring in the form of a management-led buyout of 50% of our OTC retail business (“2008 Restructuring”).  The buyout was led by Mr. Robin List, our former director and Chief Executive Officer, with financing provided by a non-affiliated foreign investment fund.  In connection with the strategic plan, we effected our OTC restructuring through a series of transactions involving subsidiary formations, contributions of subsidiary(ies) interests and sales of stock interests through subsidiary transactions.  As a result of the series of transactions related to the sale, Remedent Inc. retained 50% of  Remedent OTC BV, a Dutch company (“Remedent OTC”) with Mr. List owning the other 50%. Remedent OTC owned and held a 75% ownership interest in Sylphar Holding BV,  a Dutch holding company which owned and held the OTC operating subsidiaries  (“Sylphar Holding”), together with Concordia Fund B.V. who owned 25% of Sylphar Holding.  As a result of Remedent, Inc.’s  ownership interest in Remedent OTC, Remedent, Inc. helds an ownership interest equal to 37.5% interest in Sylphar Holding.   As a result of the sale, all of the OTC business previously directly operated by us was operated and held by Sylphar Holding. In addition, following the restructuring we have focused our business primarily on the marketing and distribution of our GlamSmile Veneers.

Effective July 13, 2012 and as amended February 7, 2013 the Company sold 100 % of its interest in Remedent OTC BV.

In January, 2010 we formed a joint venture with Gallant Network Limited (“Gallant”) to formalize our GlamSmile operations in China.   In order to sell our products into the Chinese market, an approval by Chinese authorities is required, in the form of licenses. Since GlamSmile Asia Ltd., a private Hong Kong company (“GlamSmile Asia”), was already the owner of such licenses prior to the acquisition, this was an important advantage.  We obtained control of GlamSmile Asia through the acquisition of a 50.98% interest in exchange for (i) 325,000 Euro (US $466,725), of which 50,000 Euro was payable as of March 31, 2010, (ii) 250,000 shares of common stock was originally agreed to be issued during the fiscal year ended March 31, 2011 and then subsequently amended to be issued during fiscal year ended March 31, 2014  and (iii) option grants of up to 300,000 shares of our common stock, of which 200,000 shares were granted as of March 31, 2011.

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

On February 10, 2012, the sale of the Preference A-1 Shares and the Preference A Shares was completed. As a result of the closing, the equity ownership of Glamsmile Dental, on an as converted basis, is as follows: 31.4% by the Investors, 39.2 % by Gallant, and 29.4% by the Company. Mr. De Vreese, our chairman, will remain as a director of Glamsmile Dental along with Mr. David Lok, who is the Chief Executive Officer and director of Glamsmile Dental and principal of Gallant. In addition, at the closing, the Investors have a right to appoint one director of Glamsmile Dental, and as such it is contemplated that after the closing the Board of Directors of Glamsmile Dental will consist of Mr. De Vreese, Mr. Lok and a director appointed by the Investors.

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

We have the following wholly owned subsidiaries:  (1) Remedent N.V., a Belgium corporation; (2) Remedent Professional Holdings, Inc., a California corporation; (3) Remedent Professional, Inc., a California corporation (a subsidiary of Remedent Professional Holdings, Inc.), and (4) Glamtech-USA, Inc., a Delaware corporation.  In addition, Remedent N.V., our wholly-owned subsidiary,  has (A) a 51% ownership interest in GlamSmile Deutschland GmbH, a German private company, (B) a 80% ownership interest in GlamSmile Rome SRL (an Italian private Company) . In addition, Remedent, N.V. owns a 29.4% ownership interest in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% Shanghai Glamsmile Dental Clinic Co., Ltd., and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd.

Past Product Development

We have been a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental and retail OTC tooth whitening products which are distributed in Europe, Asia, Middle East and the United States.  We have distributed our products using both our own internal sales force and through the use of third party distributors.  Prior to our 2008 Restructuring, our products were generally classified into the following categories: professional dental products and OTC tooth whitening products. Our OTC division included products targeted for retail such as iWhite, Cleverwhite and Remesense.  However as a result of the 2008 Restructuring and sale, all of our prior OTC operations, including the marketing and distribution of the OTC products are being conducted by Sylphar Holding and its wholly owned subsidiaries.  We developed the following products for our professional dental segment:

⋅	Remewhite in Office Whitening System . One of our first dental products that we developed for the professional dental community was the RemeCure™ plasma curing light (described below). Leveraging on our early success with the RemeCure light, we introduced the RemeWhite™ In Office Whitening System. Based upon the initial RemeCure light, a new light, called the RemeCure CL-15, was developed featuring new enhancements to the hardware and software enabling this light to be fully automated thereby eliminating the need for the dentist to hold the light during whitening treatments. In addition, a proprietary gel was formulated to be used with the system as well as a time saving method to apply the gel.

⋅	Remewhite Home Maintenance Kit . In 2004, the RemeWhite Home Maintenance Kit was introduced and sold by dentists to their patients, featuring 16 pre-filled trays with a level of whitening agent safe for home use yet stronger than most OTC products.

⋅	Metatray . In August 2005, we introduced MetaTray®, our next generation of products targeted for the professional dentist market. The MetaTray kit consists of a proprietary, reusable mouthpiece that has embedded in the mouthpiece both a heating element and an electroluminescent mesh that are powered by a rechargeable 9 volt power source providing heat and light similar to that which is delivered to the teeth by conventional dental lights. The system also introduced a proprietary foam strip that is unique in the manner in which it releases peroxide to the tooth surface without dripping or running.

⋅	RemeCure. The RemeCure plasma curing light uses plasma arc technology instead of LED and laser technology which provides high-energy power over the complete spectrum.

⋅	FirstFit. We developed the FirstFit™ System, a proprietary, patent-pending system for the creation and placement of dental bridges and crowns. Effective as of March 29, 2010 the intellectual property used and related to FirstFit product was sold to Den-Mat Holdings LLC (“Den-Mat”).

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

Current Products

We currently have three primary products: ‘River 8’ veneer, a ‘prefab’ veneer, Whitening Products and GlamSmile Veneers.

River8

For an instant smile make-over in just one visit, we developed in 2012 an impressive spectrum of prefabricated, ready-to-use veneers that we have branded as River8.

River8 veneers come in 33 stylish Smile Boxes, each containing a set of 8 veneers to cover the smile zone of an upper or lower arch. With three different shapes, sizes and shades for the upper arch and one shape, two sizes and three shades for the lower arch, River8 has the largest instant veneer assortment worldwide.

With this full range of 264 veneer options to perfectly match the patient's expectations in just one visit, the dentist has an optimal selection at hand of the most attractive natural teeth based on extensive research. This enormous diversity enables the dentist to find the right combination of teeth for virtually every patient with whom only minor reshaping is required.

Fitting the River8 veneers is fast and easy. There’s no need for ‘free hand technique’ as with direct composite bonding; impressions and therefore lab intervention and communication are eliminated. Compared to the customized GlamSmile veneers, the ready-to-use River8 veneers are equally strong, ultrathin, CAD/CAM designed and also fabricated from the same IPS E-max material from Ivoclar to ensure consistent high quality.

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

⋅	Remewhite Formulation+ by GlamSmile. Formulation+ was the first available in-office power whitening gel featuring Remedent’s proprietary CRM-Technology. The Continuous Release Matrix assures a prolonged and continuous release of Hydrogen Peroxide throughout the entire session, thus improving the exposure time of the whitening agent to the enamel. Still today Formulation+ for in-office use by dentists is one of the top products giving consumers whitening results up to 10 shades whiter without sensitivity.

⋅	WHITE Boost & WHITE Finishing . Other than Formulation+, Remedent created and sells the White Boost & White Finishing through dentists for home use. It is an oxygen-induced whitening system using a revolutionary and comfortable tray and 2 thin, flexible foam strips impregnated with super tooth whitening gel. The foam strips’ unique formula guarantees a steady release of oxygen that first triggers and then speeds up the whitening process. Our ergonomic delivery tray means ease-of-use and superb whitening results in just 10 minutes.

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

We have begun to market our products through our Smile Consultancy Concept and through the establishment of our GlamSmile Studios in Asia, with a primary focus on China, and Europe.   We currently have an ownership interest in the following Glamsmile Studios:

⋅	Beijing Glamsmile Studio . Through Glamsmile Asia and its subsidiaries we opened a GlamSmile clinic in Beijing, China, during the third calendar quarter of 2009. The Beijing GlamSmile clinic was the first dental spa to offer pain free cosmetic dentistry in Beijing.

⋅	Hong Kong Dental Spa . In April 2010, through GlamSmile Asia Ltd. we expanded our business to consumer model in the Asian market by opening a dental spa in Hong Kong.

⋅	Munich, Germany Glamsmile Studio . In October 2010, through GlamSmile Deutschland GmbH a studio in Munich, Germany was opened.

⋅	Shanghai Studio . In February 2011, we opened the Shanghai Studio through GlamSmile Asia.

⋅	Rome, Italian Glamsmile Studio . In June 2011, through GlamSmile Rome SRL a studio in Rome, Italy was opened.

⋅	Wenzhou Studio . In February 2012, we opened the Wenzhou Studio through GlamSmile Asia.

⋅	Guangzhou Studio. Planned to open in October 2013; the third largest city in Mainland China, with a population of 13 million.

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

In February 2013, Remedent signed an exclusive agreement with France’s Biotech Medical Aesthetic SAS for distributing its River8 veneers worldwide. Biotech International is active in over 40 countries as a market leader in dental and orthopedic surgery implants. Both partners have agreed upon a renewable 3 year contract with a first order of 1 million euros ($1.29 million USD).

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

We believe that our GlamSmile products which are affordable in comparison to traditional veneers, pain free, easy to apply, and provide instant results make us uniquely positioned to capitalize on the market trends in Asia, Europe, Middle East and the United States.

Growth Strategy

Today, our strategic plan is to focus our vertically integrated development, manufacturing and marketing resources on selling our GlamSmile veneers direct to consumers by using all forms of direct response media including the internet, print, radio, television and social network media, to expand our presence in China and Europe.  In our marketing efforts we intend to emphasize the ease, convenience, affordability and dramatic, instant results as demonstrated by before and after photos that are attained as a result of GlamSmile veneers. We will also feature our “Until You Smile” satisfaction guarantee. Using the success formula we experienced in China and Belgium using a "Smile Consultant" to help maintain control of the sales process and close the sale, our distribution will be through both owned and operated Glamsmile Studios as well as affiliations with existing dental practices and partner retail centers in Asia, Middel East and Europe.

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

⋅	Owned Centers. These are centers in which the Company will own, control and/or manage all aspects of the operation including the facilities, equipment, personnel, marketing, insurance risk and other operating costs and will either employ or contract with dentists to perform the necessary dental services. In China, we will continue to principally rely on our owned and operated dental GlamSmile clinics or centers.

⋅	Licensed Centers . In many markets we will seek to identify and recruit cosmetic dentists that have existing practices and who endorse the GlamSmile veneer products. In these markets, we will contract with dental practices and the Company will recognize revenue through the sale of veneer trays plus marketing and other service fees to be charged to the dentist for services performed by the Company.

⋅	Distributors . In markets where we lack the expertise with respect to managing marketing and where local regulation and/or custom may make it impractical to deploy an owned or licensed center approach we will look to appoint distributors who will be granted exclusive rights to market and distribute our GlamSmile products directly to consumers subject to minimum performance criteria and/or initial territory fees. In this model the distributor will be expected to invest in all marketing and sales conversion costs in their market. Our revenues will be derived principally from sales of our GlamSmile veneer products to the distributor.

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

Locations

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008. at a base rent of €5,712 per month for the total location ($7,350 per month at March 31, 2013).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,364 per month at March 31, 2013).

Manufacturing

Prior to 2003, all of the manufacturing related to our dental products were conducted through third party manufacturers under our supervision thereby minimizing demands on capital resources.  Beginning in 2003, parts of the manufacturing and the majority of the final assembly of our products were brought in-house, thereby improving control over product quality while significantly reducing product costs.  These efforts were expanded significantly during the fiscal year ended March 31, 2006, in particular with regard to the expansion of in-house manufacturing capabilities for our gel products and foam strips. The Company still manufactures products in its facility in Ghent, Belgium, as well as through outsourced manufacturing in Ghent, China and France.

Research and Development

Our research and development expenses decreased $249,951 to $59,988 for the year ended March 31, 2013 as compared to $309,939 for the year ended March 31, 2012, a decrease of 80.6%.  Research and development expenses have decreased primarily because of the deconsolidation of our Sylphar division end of September 2011 and Glamsmile Asia at the end of January 2012.

Intellectual Property

GlamSmile.   We have international trademark registration for GlamSmile in the United States until August 16, 2017 and in the European Union until April 6, 2017. We have also secured the domain name www.glamsmile.com as well as other related internet domains in our targeted markets. We are continuing our ongoing research and development efforts to improve and expand our current technology and to develop new dental products.   We intend to apply for patents when we believe it is in our interest to do so and as advised by patent counsel.  We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business.  Certain of our key employees and consultants are required to enter into confidentiality and/or non-competition agreements to protect our confidential information.

Major Customers

 At March 31, 2013 five customers accounted for a total of 72.9% of the Company’s trade accounts receivable and one of those customers accounted for 42.17% of total accounts receivable. At March 31, 2012 five customers accounted for a total of 65% of the Company’s trade accounts receivable and one of those customers accounted for 26.7% of total accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

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

Employees

We currently retain 11 full-time employees in Belgium. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Financial and Accounting Officer.  We have no employment agreements with our Chief Executive Officer, Mr. Guy De Vreese.

Financial Information About Geographic Areas

Refer to Note 18, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

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

With the exception of a small profit of $16,149 on revenue of $5,234,855 for the fiscal year ended March 31, 2004 and a profit of $490,483 on revenue of $9,687,292 for the fiscal year ended March 31, 2012, we have had a history of substantial losses.  Our losses were $981,936 on revenues of $ 2,937,276 for the year ended March 31, 2013, $1,547,175 on revenues of $12,581,708 for the year ended March 31, 2011 and $2,349,915 on revenues of $8,247,960 for the year ended March 31, 2010.  We expect to continue to incur increasing cost of revenues, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there is no assurance that we will be able to achieve or sustain profitability.

Our cash and cash equivalents are insufficient to support our operations and there is substantial doubt exists about our ability to continue as a going concern.

Our cash and cash equivalents of $64,504 as of March 31, 2013 are not sufficient to support our operations through our current fiscal year and we need additional financing. During the year ended March 31, 2013, we have been unable to generate cash flows sufficient to support our operations and have been dependent on loans and strategic partnerships. We remain dependent on outside sources of funding until our results of operations provide positive cash flows. During our current fiscal year, we expect to continue to incur operating losses. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

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

The latest amendment to the Facility, dated December 3, 2012, reduced the line of credit of Remedent N.V. from a mixed credit line of € 1,250,000 (to be used as = € 750,000 straight Loans and € 500,000 for advances on accounts Receivable) to a Credit Line of € 400,000 to be used as straight loans. The repayment of the reduced Credit Line is agreed as following = € 500,000 by the end of the quarter ending March 2013 (repaid) and € 250,000 by the end of the quarter ending June 2013. The line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable. As of March 31, 2013 and March 31, 2012, Remedent N.V. had in aggregate, $836,355 and $1,079,263 in advances outstanding, respectively, under the mixed-use line of credit facilities. Although we are current in our obligations under this Facility, in the event of a default under this Facility we may lose our assets.  In addition, our Facility currently provide the Company with cash  to accelerate our expansion plan to open new GlamSmile Studios.  Accordingly, without the availability of funds from our Facility, or alternative source of funding, it would take us longer to open new Studios.

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

Although we currently have access to credit under our Facility with BNP Paribas Fortis Bank, we may not be able to access our funds in the future.  Our access to the funds under our current credit facility with BNP Paribas Fortis Bank is dependent on the ability of the financial institution that is party to the facility to meet its funding commitments. BNP Paribas Fortis Bank may not be able to meet its funding commitments if it experiences shortages of capital and liquidity or if it experiences excessive volumes of borrowing requests within a short period of time. Moreover, longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could affect adversely our access to the liquidity needed for our business in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. The disruptions in the capital and credit markets have also resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities. The continuation of these disruptions would increase our interest expense and capital costs and could affect adversely our results of operations and financial position including our ability to grow our business through acquisitions.

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

We currently have operations in Belgium and have product sales in Europe, the Middle East and Asia.  A significant portion of our revenue is in currencies other than United States dollars, including Euros, Hong Kong dollar and the Chinese Renminbi (“RMB”).  Because our financial statements are reported in United States dollars, fluctuations in Euros, Hong Kong dollar and RMB against the United States dollar may cause us to recognize foreign currency transaction gains and losses, which may be material to our operations and impact our reported financial condition and results of operations

Substantially all of our assets and our operations are located outside of the United States, a significant number of sales  are generated outside of the United States subjecting us to risks associated with international operations.

Our operations are primarily in Europe and Asia and 100% of our sales for the fiscal year ended March 31, 2013 were generated from customers outside of the United States, compared to 88% of our sales for the fiscal year ended March 31, 2012. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

Failure to meet customers’ expectations or deliver expected performance of our products could result in losses and negative publicity, which will harm our business .

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

Our directors, our Chief Executive Officer and our Chief Financial Officer are nonresidents of the United States.  A substantial portion of our assets and all or a substantial portion of the assets of these officers and directors and experts are located outside of the United States.  As a result, it may be difficult to effect service of process within the United States with respect to matters arising under the United States securities laws or to enforce, in the United States courts, judgments predicated upon civil liability under the United States securities laws.  It also may be difficult to enforce in Belgium, in original actions or in actions for enforcement of judgment of United States courts, civil liabilities predicated upon United States securities laws.

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

Our success is highly dependent upon the key business relations and expertise of Guy De Vreese, our Chairman and Chief Executive Officer.  Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business.  The loss of service of our Chairman and Chief Executive Officer along with the loss of his numerous contacts and relationships in the industry would have a material adverse effect on our business.  We do not have an employment agreement with Mr. Guy De Vreese.

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

As of June 30, 2013, our present directors and executive officers, and their respective affiliates beneficially owned approximately 29% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

We have a substantial number of shares authorized but not yet issued.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Our Board of Directors has the authority to issue additional shares of common stock and preferred stock and to issue options and warrants to purchase shares of our common stock and preferred stock without stockholder approval.  Future issuance of common stock and preferred stock could be at values substantially below current market prices and therefore could represent further substantial dilution to our stockholders.  In addition, the Board could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval

Our stock may be governed by the “penny stock rules,” which impose additional requirements on broker-dealers who make transactions in our stock.

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

The Public Company Accounting Oversight Board, or PCAOB, is currently unable to inspect the audit work and practices of auditors operating in Belgium, including our auditor.

Our auditors, Grant Thornton Bedrijfsrevisoren CVBA, are registered with the Public Company Accounting Oversight Board (PCAOB). Our auditors, like any other independent registered public accounting firms operating in Belgium, are not permitted, because of Belgian law restrictions, to be subject to inspections by the PCAOB that assess their compliance with U.S. law and professional standards in connection with performance of audits of financial statements filed with the SEC. As a result, our investors may not realize the potential benefits of such inspections.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008. at a base rent of €5,712 per month for the total location ($7,350 per month at March 31, 2013).

The Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,364 per month at March 31, 2013).

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2011	$0.47	$0.32
Quarter ended September 30, 2011	$0.45	$0.19
Quarter ended December 31, 2011	$0.30	$0.18
Quarter ended March 31, 2012	$0.50	$0.16
Quarter ended June 30, 2012	$0.50	$0.25
Quarter ended September 30, 2012	$0.27	$0.19
Quarter ended December 31, 2012	$0.24	$0.10
Quarter ended March 31, 2013	$0.14	$0.10

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2013, we had three equity compensation plans approved by our stockholders (1) our Incentive and Nonstatutory Stock Option Plan enacted in 2001 (the “2001 Plan”), (2) our 2004 Incentive and Nonstatutory Stock Option Plan (the “2004 Plan”); and (3) our 2007 Equity Incentive Plan (the “2007 Plan”). Our stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, our stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, our stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by our stockholders, we have issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by us.

 The following table provides aggregate information as of March 31, 2013 and March 31, 2012 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding,March 31, 2011	250,000	1.20	557,500	0.89	1,000,000	1.15	350,000	0.97
Cancelled or expired	(237,500)	—	(25,000)	4.00	—	—	—	—
Options outstanding, March 31, 2012	12,500	1.20	532,500	0.96	1,000,000	1.15	350,000	0.97
Options expired	—	—	(100,000)	1.50	—	—	—	—
Options outstanding, March 31, 2013	12,500	1.20	432,500	0.84	1,000,000	1.15	350,000	0.97
Options exercisable March 31, 2013	12,500	1.20	432,500	0.96	1,000,000	1.15	350,000	0.97
Exercise price range	$2.00		$0.50 - $2.46		$0.50 - $1.75		$0.39 - 1.75
Weighted average remaining life	1 years		5.28 years		5.12 years		3.6 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$0.97	NA
Total	2,265,000	$1.10	605,000

For the year ended March 31, 2013, the Company recognized $Nil (2012 — $50,387) in compensation expense in the consolidated statement of operations.

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

Overview

We design, develop, manufacture and distribute cosmetic dentistry products.  Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we have developed a line of professional veneers as well as a family of teeth whitening products for both professional and “Over-The-Counter” (“OTC”) use, that are distributed in Europe, Asia, Middle East and the United States.  We manufacture many of our products in our facility in Ghent, Belgium as well as outsourced manufacturing in Ghent, China and France. We distribute our products using both our own internal sales force and through the use of third party distributors.  We have established dealers in 28 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

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

On February 28, 2013, the Company entered into an Exclusive Distribution Agreement with Biotech Medical Aesthetic SAS, a French Company, for distributing its River 8 veneers Worldwide. Biotech International is already active in over 40 countries as market leader in dental and orthopedic surgery implants. Both partners have agreed upon a renewable 5 years contract.

Financial Results and Trends

Revenue decreased by approximately 69.7% to $2,937,276 in the year ended March 31, 2013 as compared to $9,687,292 in the year ended March 31, 2012.  In fiscal 2013, we experienced a decline in revenues as a result of the deconsolidation of our OTC division Sylphar at the quarter ending September 2011 and secondly, the deconsolidation of our Asian Division at the end of January 2012 resulting in decreased revenue for both entities. Additionally, included during the fiscal year ending March 31, 2012 were non-recurring royalty fees in reference to the DenMat Distribution agreement and the non-recurring fee in connection with the First Fit Distribution agreement.

Our net income/( loss) attributable to our stockholders was ($0.05) for fiscal 2013 and $0.02 for fiscal 2012. During the year ended March 31, 2013 we recognized $349,054 in equity income from our Asian investment. Our net income for fiscal 2013 was positively impacted by a gain of $454,430 on the sale of our OTC division

Critical Accounting Estimates

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

We have evaluated all deliverables in our contracts (per ASC 605-25-5) ((a) territory & (b) manufacturing/marketing training & development fees) and determined that they are separate, as follows:

⋅	Both (a) & (b) have value to our customers on a standalone basis and can be sold by our customers separately.

⋅	Delivery or performance of the undelivered item or items is considered probable and substantially in our control.

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

Business Combinations

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit, short term and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s investment in MFI is classified as an available for sale investment and is initially measured at fair value with all subsequent gains and losses recorded in other comprehensive income until realized. The Company’s long-term debt consists of its revolving credit facility and long-term capital lease obligations. The carrying value of the revolving credit facility approximates fair value because of its variable short-term interest rates.  The fair value of the Company’s long-term capital lease obligations is based on current rates for similar financing.

Accounts Receivable and Allowance for Doubtful Accounts

The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe, the Middle East and China. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Inventories

The Company purchases certain of its products in components that require assembly prior to shipment to customers. All other products are purchased as finished goods ready to ship to customers.

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $88,724 at March 31, 2013 and $156,239 at March 31, 2012.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2013 and March 31, 2012, advertising expense was $283,690 and 590,285 respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2013	Year ended March 31, 2012
Product warranty liability:
Opening balance	$20,019	$21,260
Accruals for product warranties issued in the period	(973)	(2,002)
Adjustments to liabilities for pre-existing warranties	255	761
Ending liability	$19,301	$20,019

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $19,301 and $20,019 as of March 31, 2013 and March 31, 2012, respectively.

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

 At each of March 31, 2013 and 2012, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2013 and 2012, the Company had 3,378,379 and 7,794,627 warrants outstanding, respectively and 1,795,000 and 1,895,000 options outstanding, respectively.  All outstanding warrants and options were excluded from the computation of earnings per share for the year ended March 31, 2013 because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2013 and 2012 respectively, it would have excluded all warrants and all but 200,000 options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all other warrants and options.

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiaries, Remedent N.V., GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. Finally, the functional currency for Remedent Professional, Inc. is the U.S. dollar. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s other comprehensive income for the year ended March 31, 2013 consisted of a gain on foreign currency translation of $91,006 and a fair value adjustment on AFS Security in the amount of $472,561. For the year ended March 31, 2012 the Company’s only component of other comprehensive income is the accumulated foreign currency translation (losses) of $(846,880). These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

In June 2011, the FASB issued new accounting guidance on comprehensive income that was amended in December 2011. The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires them to be presented in the statement of comprehensive income instead. This accounting guidance, as amended, was effective for the Company on April 1, 2012. The adoption of this guidance has not had a material effect on the Company’s results of operations, financial condition or results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued ASU 2011-11, “ Balance Sheet (Topic 210) – Disclosures about offsetting assets and liabilities ”. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This standard is applicable for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosures will be required for all periods presented. The adoption of ASU 2011-11 is not expected to have an impact upon the Company’s consolidated financial statements.

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent ) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary. This accounting guidance is effective for the Company in fiscal 2013 but early adoption is permitted. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

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

In July 2012, the FASB issued guidance that simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, ASU 2012-02 eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance will be effective for the Company's first quarter of fiscal 2014. The adoption of this guidance will not have an impact on the Company’s financial position, results of operations or financial statement disclosures.

In February 2013, the FASB issued guidance requiring the reporting of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance will be effective for the Company's first quarter of fiscal 2014. The adoption of this guidance will affect the presentation of comprehensive income but will not impact the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2013 and 2012

Comparative details of results of operations for the years ended March 31, 2013 and 2012 as a percentage of sales are as follows:

	2013	2012
NET SALES	100.00%	100.00%
COST OF SALES	48.80%	23.00%
GROSS PROFIT	51.20%	77.00%
OPERATING EXPENSES
Research and development	2.04%	3.70%
Sales and marketing	26.88%	22.40%
General and administrative	73.34%	41.08%
Depreciation and amortization	10.69%	5.84%
TOTAL OPERATING EXPENSES	112.95%	99.32%
(LOSS) INCOME FROM OPERATIONS	(61.75)%	(5.19)%
Other income (expense)	28.33%	21.84%
INCOME (LOSS) BEFORE INCOME TAXES & NON-CONTROLLING INTEREST	(33.42)%	16.66%
Income tax expense	(0.01)%	(3.25)%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(33.43)%	13.40%
NON-CONTROLLING INTEREST	—%	8.34%
NET INCOME (LOSS)	(33.43)%	5.06%

*Note that above figures are not comparable due to the equity method used because:
A. Remedent OTC BV and its subsidiaries are accounted for using the equity method for the period September 2011 through June 30, 2012 while previously the financials of Remedent OTC BV and its subsidiaries were fully included in the financial statements of Remedent Inc. Further, at the beginning of July 2012, the Company sold its 100 % interest in the share capital of Remedent OTC B.V. and consequently the Company’s financial results for the year ended March 31, 2013 do not include an equity portion of the results of operations for Remedent OTC B.V.; and
B. GlamSmile Asia and its subsidiaries are accounted for using the equity method since February 2012, while previously the financials of GlamSmile Asia and its subsidiaries were fully included in the financial statement of Remedent Inc.

Net Sales

Net sales decreased by approximately 69.7% to $2,937,276 in the year ended March 31, 2013 as compared to $9,687,292 in the year ended March 31, 2012.  The decrease in sales is primarily due to the deconsolidation of our OTC division at the quarter ending September 2011as described above and also because of the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased revenue. For our Asian Division, the equity method is currently being used in calculating the monthly results. Additionally, included during the fiscal year ending March 31, 2012 were non-recurring royalty fees in reference to the DenMat Distribution agreement and the non-recurring fee in connection with the First Fit Distribution agreement.

Cost of Sales

Cost of sales decreased approximately 35.7% to $1,433,348 in the year ended March 31, 2013 as compared to $2,227,891 in the year ended March 31, 2012.  The decrease in cost of sales is primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased cost of sales. Cost of sales as a percentage of sales has increased because of the deconsolidation of our Asian division at the end of January 2012, known for its higher margins due to direct selling, the deconsolidation of our OTC Division and the non-recurring Royalty fees in reference to the DenMat distribution agreement and the non-recurring fees in reference to the First Fit Agreement, both included in the year ending March 31, 2012.

Gross Profit

Our gross profit decreased by $5,955,473 or 79.8%, to $1,503,928 for the fiscal year ended March 31, 2013 as compared to $7,459,401 for the year ended March 31, 2012 as a result of the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased gross profit. For our Asian Division, the equity method is currently being used in calculating the monthly results. Our gross profit as a percentage of sales decreased to 51,2% for the year ending March 31, 2013 as compared to 77.00 % for the year ending March 31, 2012. The decrease in gross profit is the result of the sales of the OTC Division and our Asian Division, combined with the non-recurring royalty fees in reference to the DenMat Distribution agreement and the non-recurring fee in connection with the first Fit Distribution agreement which were included in the year ending March 31, 2012.

Operating Expenses

Research and Development .  Our research and development expenses decreased $249,951 to $59,988 for the year ended March 31, 2013 as compared to $309,939 for the year ended March 31, 2012, a decrease of 80.6%.  Research and development expenses have decreased primarily due to the deconsolidation of our OTC division at the quarter ending September 2011 as described above and secondly, the deconsolidation of our Asian Division at the end of January 2012. For our Asian Division, the equity method is currently being used in calculating the monthly results, whereas, for the year ending March 31, 2012, we reported 10 months of Research and Development Expenses for our Asian Division

Sales and marketing costs .  Our sales and marketing costs decreased $1,627,246 to $789,566 or 67.3% for the year ended March 31, 2013 as compared to $2,416,812 for the year ended March 31, 2012.  The decrease is largely due to the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased sales and marketing costs. For our Asian Division, the equity method is currently applicable, whereas, previously we reported sales and marketing costs for a full 10 months for our Asian Division.

General and administrative costs .  Our general and administrative costs for the year ended March 31, 2013 and 2012 were $2,154,193 and $4,686,347 respectively, representing a decrease of $2,532,154 or 54%.  The decrease in general and administrative costs as compared to the prior year occurred primarily as a result of the deconsolidation of our Asian Division at the end of January 2012, resulting in decreased general and administrative costs.

Depreciation and amortization .  Our depreciation and amortization decreased $234,639 or 42.8%, to $314,023 for the year ended March 31, 2013 as compared to $548,662 for the year ended March 31, 2012. The decrease is largely due to the deconsolidation of our Asian divisions, as described above.

Net interest expense.   Our net interest expense was $186,034 for the year ended March 31, 2013 as compared to $387,292 for the year ended March 31, 2012, a decrease of $201,258 or 52%. Interest expense has decreased primarily because of decreased utilization of our available bank credit line.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2013 reflects cash and cash equivalents of $64,504 as compared to $203,584 as of March 31, 2012, a decrease of $139,080.  Net cash used by operations was $946,316 for the year ended March 31, 2013 as compared to net cash used by operations of $109,777 for the year ended March 31, 2012, an increase year over year of $836,539 in cash used by operations.

As of March 31, 2013, there has been no indication of a trend of increased doubtful accounts.  As a result, at this time, we do not anticipate increased reserves.

Investing Activities

Net cash provided by investing activities was $1,087,582 for the year ended March 31, 2013 as compared to net cash used by investing activities of $3,840,048 for the year ended March 31, 2012. During the year ended March 31, 2013 the Company invested in equipment and patents in the amount of $142,821 and $37,467 respectively. During the year ended March 31, 2013 we also received $1,267,870 from the sale of our OTC:BB division.

Cash used in investing activities in the year ended March 31, 2012 was primarily cash divested as a result of the deconsolidation of the GlamSmile Asia division as well as of the OTC division.

Financing Activities

Net cash used by financing activities totalled $213.302 for the year ended March 31, 2013 as compared to net cash provided by financing activities of $2,524,412 for the year ended March 31, 2012. Net cash provided from financing activities in the year ended March 31, 2013 was lower than in the year ended March 31, 2012 primarily because of the partial sale of our investment in Asia and because we received a short term loan offset by net repayments against our line of credit in the amount of $414,061.  We did not complete any private placements in either 2013 or 2012. However, we did receive a short term loan of $132,820 in the year ended March 31, 2013 which has been offset by repayments of lease obligations and line of credit in the amounts of $103,214 and $242,908 respectively.

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V..  On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate

The latest amendment to the Facility, dated December 3, 2012, reduced the line of credit of Remedent N.V. from a mixed credit line of €1,250,000 (to be used as = € 750,000 straight loans and € 500,000 for advances on accounts receivable) to a Credit line of € 400,000 to be used as straight loans. The repayment of the reduced Credit line is agreed as following: € 500,000 by the end of the quarter ending March 2013 (repaid) and € 250,000 by the end of the quarter ending June 2013.The line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable. As of March 31, 2013 and March 31, 2012, Remedent N.V. had in aggregate, $836,355 and $1,079,263 in advances outstanding, respectively, under the mixed-use line of credit facilities.

During the years ended March 31, 2013 and March 31, 2012, we recognized an increase/(decrease) in cash and cash equivalents of $(67,044) and $(33,523), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2013, we had current assets of $2,570,782 compared to $3,268,854 at March 31, 2012. This decrease of $698,072 was due to a decrease in cash of $139,080, decrease in inventories of $85,959, and a decrease in prepaid expenses of $582,764, offset by an increase in accounts receivable of $109,731.

Current liabilities at March 31, 2013 of $3,908,628 were $301,267 greater than current liabilities as at March 31, 2012 of $3,607,361.  The increase was primarily a result of an increase in the current portion of long-term debt in the amount of $350,765, an increase in accrued liabilities of $200,733, and an increase in deferred revenue of $91,875, offset by a decrease of $242,908, $39,362 and $61,836 in the use of our line of credit, accounts payable, and amounts due to related parties, respectively.

Our cash and cash equivalents of $64,504 as of March 31, 2013 are not sufficient to support our operations through our current fiscal year and we need additional financing. During the year ended March 31, 2013, we have been unable to generate cash flows sufficient to support our operations and have been dependent on loans and strategic partnerships. We remain dependent on outside sources of funding until our results of operations provide positive cash flows. During our current fiscal year, we expect to continue to incur operating losses. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

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

We have supported current operations by raising additional operating cash through loans and strategic partnerships and through the sale of non-core divisions of our business. During the current year ended March 31, 2013 we sold our interest in the OTC division and realized $1,267,870 in cash. This has provided us with the cash inflows to continue our business plan, but has not resulted in a significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include raising capital through additional sale of our common stock and/or debentures. This could result in substantial dilution of existing stockholders.

As discussed in this Report, we anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model.  We intend to focus completely on our core business within the professional dental community and the veneer market.

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

Off-Balance Sheet Arrangements

At March 31, 2013, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

As of March 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2013 based on the COSO criteria.

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

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person	Age	Position
Guy De Vreese	58	Chairman, Chief Executive Officer
Fred Kolsteeg	70	Director
Philippe Van Acker	48	Director, Chief Financial Officer and Chief Accounting Officer

Biographies

Guy De Vreese, Chairman .  From April 1, 2002, Mr. De Vreese has served as our Chairman of the Board.  Effective upon Mr. List’s resignation as Chief Executive Officer, on December 10, 2008 Mr. De Vreese became our Chief Executive Officer.  From June 2001 Mr. De Vreese has also served as President of Remedent N.V. and he has served as President of DMDS, Ltd., a European subsidiary of Dental & Medical Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment.  In August 1996, Mr. De Vreese founded DMD N.V., a Belgian company that was the independent European distributor for DMDS products and was its Chief Executive Officer until DMD purchased its distribution rights in April 1998.  Mr. De Vreese later worked as CEO from 1996 through February 1999 for Lident, N.V., a Belgian company that merged with DMD and specialized in digital photography and developer of imaging software.  Mr. De Vreese also served as a consultant providing services to DMDS, Ltd. from February 1999 to June 2001.  Mr. De Vreese resides in Belgium. Mr. De Vreese’s years of experience in the dental industry  provides us with invaluable industry contacts and know-how, in addition to special insight into our customers’ needs and requirements. In addition, Mr. De Vreese’s extensive experience in our industry, commitment to research and development of innovative dental products, and in-depth knowledge of our company gained by serving as our CEO provide valuable insights for our Board.  The Board believes that Mr. De Vreese demonstrated leadership abilities and business judgment, provide an important leadership element to our Board

Philippe Van Acker, Director, Chief Accounting Officer .  Mr. Van Acker was appointed as our Chief Financial Officer as of March 30, 2005.  Effective December 18, 2008, Mr. Van Acker resigned as Chief Financial Officer and became our Chief Accounting Officer as well as assuming a position on the Board of Directors.  Effective July 17, 2012, Mr. Van Acker was re-appointed as our Chief Financial Officer.

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

Fred Kolsteeg, Director .  Mr. Kolsteeg has served as a director of the Company since April 2002.  Since 1996, Mr. Kolsteeg has served as the president of WAVE Communications, a Dutch based advertising agency.  Prior to founding WAVE in 1996, he founded several other advertising agencies such as ARA, Team and Team Saatchi.  Mr. Kolsteeg has also worked at Phillips and Intermarco Publicis.  Mr. Kolsteeg resides in Holland.  Mr. Kolsteeg  has experience managing operations and finance for multiple businesses. Our Board believes that this experience, adds valuable perspectives and he is an “audit committee financial expert” as defined in SEC rules.

Stephen Ross, Director, Chief Financial Officer, Secretary .  Mr. Ross has served as our director since August 2001 and as our Secretary since April 2002.  He also served as our Chief Financial Officer from August 2001 until March 2005.  He was reappointed as Chief Financial Officer, effective December 18, 2008.  From February 1998 through January 2001, Mr. Ross was CFO of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment and declared bankruptcy in July 2001.  Commencing in 1996 and terminating February 1998, Mr. Ross served as a senior management consultant with Kibel and Green, a corporate restructuring and management firm.  Prior to working for Kibel and Green, Mr. Ross served as CFO and co-founder of a personal care company, and as tax manager with an accounting firm.  Mr. Ross resides in Los Angeles, California. Our Board believes that  Mr. Ross’ financial background, relevant expertise in our industry and knowledge of our company gained by serving as our CFO provide special insight and perspective for our Board. Our Board believes that Mr. Ross’ leadership and management experience at multiple companies enables him to provide our Board with critical perspectives on issues important to our business. In addition, our Board believes that our CFO should serve on the Board of Directors to facilitate direct access and open communication on issues relating to internal controls over financial reporting.

Effective as of July 17, 2012, Stephen Ross resigned from his position as the Chief Financial Officer and Director of Remedent Inc.

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

Code of Ethics

We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. A copy of our Code of Ethics is available to any stockholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2013, were timely filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2013 and March 31, 2012, respectively:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)

Guy De Vreese,	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$324,692	(1)	$324,692	(1)
CEO and Chairman	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$348,299	(1)	$348,249	(1)

Philippe Van Acker,	2013	$175,783	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$175,783
Chief Accounting Officer, Director	2012	$189,403	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$189,403

Stephen Ross	2013	$45,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$45,000
Former CFO & Director	2012	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$120,000

(1)	These amounts are consulting fees, including a car allowance paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2013.  As of March 31, 2013, there were no outstanding stock awards and columns (g) through (j) have been omitted.

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

Our directors did not receive any compensation for board services during the fiscal year ended March 31, 2013.

Employment Agreements

Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker, our Chief Financial Officer and Chief Accounting Officer.  We do not currently have any other employment agreement with our Chief Executive Officer.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of  June 25, 2013.  The information in this table provides the ownership information for:

a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares.  Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Common stock beneficially owned and percentage ownership is based on 19,995,969 shares outstanding as of June 25, 2013.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Guy De Vreese, CEO, Chairman (2)
Xavier de Cocklaan 42
9831 Deurle, Belgium	4,733,680	23.67%

Philippe Van Acker, Chief Financial Officer, Chief Accounting Officer, Director (3)
Xavier de Cocklaan 42
9831 Deurle, Belgium	225,000	1.13%

Stephen Ross, former CFO, Secretary, Director (4)
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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Compensation

During the years ended March 31, 2013 and 2012 respectively, the Company incurred $545,475 and $664,586 as compensation for all directors and officers.

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

Guy De Vreese, our Chairman of the Board and Chief Executive Officer, is the managing director of our subsidiary, Remedent N.V.  Mr. De Vreese provides his services as Remedent N.V.’s Managing Director through his company, Lausha, N.V.  Lausha, N.V.  has an oral consulting arrangements with Remedent N.V. that provide for Mr. De Vreese’s services and is a  company controlled by Mr. De Vreese.  On March 20, 2006, Lausha N.V. and Lident N.V. merged into Lausha N.V., controlled by Mr. De Vreese.  Lausha N.V. received a total of $324;692 and $348,299 as compensation for services relating to his duties as Managing Director of Remedent N.V. on a-day-to-day base  for the years ending March 31, 2013 and March 31, 2012, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees . The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2013 and the review of our quarterly reports for such year, amounted to $53,473. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2012 and the review of our quarterly reports for such years amounted to $78,128.

Audit Related Fees . For the years ended March 31, 2013 and March 31, 2012, we paid $7,614 and $12,074, respectively, to PKF for other audit related fees.

Tax Fees . For the years ended March 31, 2013 and March 31, 2012, we paid $2,213 and $1,824, respectively, to PKF for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2013	2012
Audit Fees	$53,473	$78,128
Audit Related Fees	$7,614	$12,074
Tax Fees	$2,213	$1,824

All Other Fees	$-	$-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2013.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements .
Consolidated balance sheet as of March 31, 2013 and March 31, 2012, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 year period ended March 31, 2013.

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

REMEDENT, INC.

Dated: July 15, 2013	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer)

Dated: July 15, 2013	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 15, 2013	/s/ Guy De Vreese
Guy De Vreese, Chairman of the Board of Directors, and
Chief Executive Officer (“Principal Executive Officer”)

Dated: July 15, 2013	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: July 15, 2013	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (4)

10.3	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (5)

10.4	Distribution, License and Manufacturing Agreement dated as of January 20, 2012, (the “Effective Date”) by and among Remedent, Inc., a Nevada corporation (“Remedent Nevada”), Remedent N.V., a company incorporated under the laws of Belgium (“Remedent Belgium) and GlamSmile Dental Technology, Ltd., a company incorporated under the laws of the Cayman Islands (8)

10.5	Termination and License Agreement dated March 27, 2012 (8)

14.1	Code of Ethics, adopted March 25, 2003 (22)

21.1	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Extension Schema (7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)
101.LAB	XBRL Taxonomy Extension Label Linkbase (7)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (7)

*	Filed herewith

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(5)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(7)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(8)	Incorporated by reference from Form 10-KSB filed with the SEC on July 16, 2012.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

We have audited the accompanying consolidated balance sheets of Remedent, Inc. as of March 31, 2013 and March 31, 2012 and the related consolidated statements of operations, changes in stockholders’ equity, cash flows, and comprehensive loss for each of the two years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Remedent, Inc. at March 31, 2013 and March 31, 2012 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $981,936 during the year ended March 31, 2013, and as of that date, the Company’s current liabilities exceeded its current assets by $1,337,846.   The Company also experienced cash outflows from operations during the year ending March 31, 2013 totalling $946,316 and had cash on hand at March 31, 2013 of $64,504.   Also, as discussed in Note 12, the reimbursement schedule for a long term debt commitment has not been complied with.   These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Brussels - Belgium, July 15, 2013

Grant Thornton bedrijfsrevisoren CVBA
Statutory Auditors
Represented by

/s/ Gunther Loits
Registered Auditor

Tel +32 (0)2 242 11 40 / Fax +32 (0)2 242 03 45 / Gunther.Loits@be.gt.com / www.grantthornton.be
Grant Thornton bedrijfsrevisoren CVBA / burgerlijke vennootschap met handelsvorm
Metrologielaan 10, bus 15 / 1130 Brussel / BTW BE 0439 814 826 / RPR Antwerpen

Grant Thornton bedrijfsrevisoren CVBA is a member firm of the Grant Thornton International Limited network of legally independent firms.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,504	$203,584
Accounts receivable, net of allowance for doubtful accounts of $4,833 at March 31, 2013 and $12,361 at March 31, 2012	947,971	838,240

Inventories, net	991,807	1,077,766
Prepaid expense	566,500	1,149,264
Total current assets	2,570,782	3,268,854
PROPERTY AND EQUIPMENT, NET	695,084	641,220
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,441,572	2,092,518
Investment in MFI (Note 3)	787,339	—
Investment in Remedent OTC BV (Note 3)	—	962,505
Patents, net	32,059	—
Total assets	$6,526,836	$6,965,097
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$1,214,266	$863,501
Line of Credit	836,355	1,079,263
Accounts payable	971,814	1,009,176
Accrued liabilities	737,064	536,331
Deferred revenue	149,129	57,254
Due to related parties (Note 3)	—	61,836
Total current liabilities	3,908,628	3,607,361
Long term debt less current portion	1,131,364	1,452,523
Total liabilities	5,039,992	5,059,884

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2013 and March 31, 2012 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at March 31, 2013 and March 31, 2012 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(21,604,571)	(20,622,635)
Accumulated other comprehensive income (loss)	(1,118,262)	(1,681,829)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	1,469,482	1,887,851
Non-controlling interest	17,362	17,362
Total stockholders’ equity	1,486,844	1,905,213
Total liabilities and equity	$6,526,836	$6,965,097

COMMITMENTS (Note 19)
 The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2013	2012
Net sales	$2,937,276	$9,687,292
Cost of sales	1,433,348	2,227,891
Gross profit	1,503,928	7,459,401
Operating Expenses
Research and development	59,988	309,939
Sales and marketing	789,566	2,416,812
General and administrative	2,154,193	4,686,347
Depreciation and amortization	314,023	548,662
TOTAL OPERATING EXPENSES	3,317,770	7,961,760
OPERATING (LOSS) INCOME	(1,813,842)	(502,359)
NON-OPERATING (EXPENSE) INCOME
Gain on sale of Asset Remedent OTC BV (Note 3)	454,430	2,085,669
Equity income from investments	199,990	173,337
Interest expense	(186,034)	(387,292)
Other income	363,673	244,276
TOTAL OTHER INCOME	832,059	2,115,990
(LOSS) PROFIT FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(981,783)	1,613,631
Income tax expense	(153)	(315,069)
NET(LOSS) INCOME	(981,936)	1,298,562
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	—	(808,079)
NET (LOSS) INCOME ATTRIBUTABLE TO REMEDENT INC. Common Stockholders	$(981,936)	$490,483
(LOSS) PROFIT PER SHARE
Basic	$(0.05)	$0.02
Fully diluted	$(0.05)	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	20,019,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2011	19,995,969	19,996	24,855,883	97,500	(21,113,118)	(831,450)	(834,949)	2,193,862	838,509	3,032,371

Value of stock options issued to employees	—	—	50,386	—	—	—	—	50,386	—	50,386

Deconsolidation	—	—	—	—	—	—	—	—	(1,629,225)	(1,629,225)

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	(846,880)	(846,880)	-	(846,880)

Net income for the year	—	—	—	—	490,483	—	—	490,483	808,078	1,298,561

Balance, March 31, 2012	19,995,969	19,996	24,906,269	97,500	(20,622,635)	(831,450)	(1,681,829)	1,887,851	17,362	1,905,213

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	91,006	91,006	—	91,006

Fair value adjustment AFS investment	—	—	—	—	—	—	472,561	472,561	—	472,561

Net loss for the year	—	—	—	—	(981,936)	—	—	(981,936)	—	(981,936)

Balance, March 31, 2013	19,995,969	19,996	24,906,269	97,500	(21,604,571)	(831,450)	(1,118,262)	1,469,482	17,362	1,486,844

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (loss)	$(981,936)	$1,298,561
Adjustments to reconcile net (loss) to net cash used by operating activities:
Gain on Sale of Glamsmile Asia (note 3)	—	(1,470,776)
Gain on sale of Remedent OTC B.V.	(454,430)	—
Non cash revenue	—	(475,250)
Depreciation and amortization	314,023	548,662
Inventory reserve	(67,515)	25,832
Allowance for doubtful accounts	(7,528)	(16,614)
Value of stock options issued to employees and consultants	—	50,387
Investment income	(199,990)	(173,337)
Other non-cash income	(301,341)	—
Changes in operating assets and liabilities:
Accounts receivable	(109,731)	790,249
Inventories	85,959	228,790
Prepaid expenses	552,763	(804,000)
Accounts payable	(37,363)	(171,692)
Accrued liabilities	200,733	(626,896)
Due to related parties	(61,836)	61,836
Accrued and unpaid interest on debt	30,001	42,467
Deferred revenue	91,875	582,004
Net cash used by operating activities	(946,316)	(109,777)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of Remedent OTC BV	1,267,870	—
Cash divested on deconsolidation of Remedent OTC B.V.	—	(2,372,445)
Cash divested on deconsolidation of GlamSmile Asia	—	(1,044,674)
Purchases of patent rights	(37,467)	(101,759)
Purchases of equipment	(142,821)	(321,170)
Net cash used by investing activities	1,087,582	(3,840,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Short term loan	132,820	1,000,000
Proceeds from issuance of GlamSmile Asia preferred stock (Note 3)	—	2,000,000
Repayments of capital lease note payable	(103,214)	(61,527)
Advances (repayments) of line of credit	(242,908)	(414,061)
Net cash provided by financing activities	(213,302)	2,524,412

NET INCREASE (DECREASE) IN CASH	(72,036)	(1,425,413)
Effect of exchange rate changes on cash and cash equivalents	(67,044)	(33,523)
CASH AND CASH EQUIVALENTS, BEGINNING	203,584	1,662,520
CASH AND CASH EQUIVALENTS, ENDING	$64,504	$203,584
Supplemental Cash Flow Information :
Interest paid	$155,908	$252,208
Income taxes paid	$—	$—
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:

Prepaid expense converted to investment in MFI	$314,778	—
Deferred revenue converted to loan	$—	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended March 31,
	2013	2012
Net (Loss) Profit attributable to Remedent, Inc. common shareholders	$(981,936)	$490,483
OTHER COMPREHENSIVE INCOME (LOSS):
Fair value adjustment on AFS investment	472,561	—
Foreign currency translation adjustment	91,006	(846,880)
COMPREHENSIVE PROFIT(LOSS) ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$(418,369)	$(356,397)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental tooth whitening products which are distributed in Europe, Asia and the United States. The Company manufactures many of its products in its facility in Ghent, Belgium as well as outsourced manufacturing in its facility in Beijing, China and Ghent.  The Company distributes its products using both its own internal sales force and through the use of third party distributors.

In these notes, the terms “Remedent”, “Company”, “we”, “us” or “our” mean Remedent, Inc. and all of its subsidiaries, whose operations are included in these consolidated financial statements.

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company’s ability to achieve profitable operations, continued financial support from its shareholders, and the ability of management to raise additional debt financing and/or equity capital through private and public offerings of its common stock.

As of March 31, 2013 the Company had working capital deficit of $1,337,846 and an accumulated deficit of $21,604,571. In the second half of the financial year ending March 31, 2013 the management of the Company has taken measures to reduce general expenses and to increase sales prices which should have a positive impact on the results, the cash flow and the liquidity of the Company. The management is also convinced that, in case of necessity, important cash flows can be generated by the sale of investments of the Company. However, additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required debt financing and/or equity capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

In these notes, the terms “Remedent”, “Company”, “we”, “us”, or “our” mean Remedent, Inc. and all of its subsidiaries, whose operations are included in these consolidated financial statements.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2013.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent , Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Remedent N.V.’s  51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich and Remedent N.V.’s 80 % owned subsidiary, GlamSmile Rome, an Italian private company located in Rome.

Remedent N.V.’s 29.4 % investment in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% Shanghai Glamsmile Dental Clinic Co., Ltd., and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

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

Business Combinations

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

Non-Controlling Interest

The Company adopted ASC Topic 810 Noncontrolling Interests in Consolidated Financial Statements— an Amendment of Accounting Research Bulletin No. 51 as of April 1, 2009. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC Topic 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. The adoption of ASC Topic 810 impacted the presentation of our consolidated financial position, results of operations and cash flows.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit, short term and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s investment in MFI is classified as an available for sale investment with all subsequent gains and losses recorded in other comprehensive income until realized. The Company’s long-term debt consists of its revolving credit facility and long-term capital lease obligations. The carrying value of the revolving credit facility approximates fair value because of its variable short-term interest rates.  The fair value of the Company’s long-term capital lease obligations is based on current rates for similar financing.

Accounts Receivable and Allowance for Doubtful Accounts
The Company sells professional dental equipment to various companies, primarily to distributors located in Western Europe, Middle East, the United States of America, Asia and China. The terms of sales vary by customer, however, generally are 2% 10 days, net 30 days. Accounts receivable is reported at net realizable value and net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Inventories

The Company purchases certain of its products in components that require assembly prior to shipment to customers. All other products are purchased as finished goods ready to ship to customers.

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $88,724 at March 31, 2013 and $156,239 at March 31, 2012.

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

Advertising
Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2013 and March 31, 2012, advertising expense was $283,690 and $590,285, respectively.
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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2013	Year ended March 31, 2012
Product warranty liability:
Opening balance	$20,019	$21,260
Accruals for product warranties issued in the period	(973)	(2,002)
Adjustments to liabilities for pre-existing warranties	255	761
Ending liability	$19,301	$20,019

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $19,301 and $20,019 as of March 31, 2013 and March 31, 2012, respectively.

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

At each of March 31, 2013 and 2012, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2013 and 2012, the Company had 3,378,379 and 7,794,627 warrants outstanding, respectively and 1,795,000 and 1,895,000 options outstanding, respectively.  All outstanding warrants and options were excluded from the computation of earnings per share for the year ended March 31, 2013 because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2013 and 2012 respectively, it would have excluded all warrants and all but 200,000 options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all other warrants and options.

Conversion of Foreign Currencies

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s European subsidiaries, Remedent N.V., GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. Finally, the functional currency for Remedent Professional, Inc. is the U.S. dollar. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on ‘Available For Sales (AFS)’ securities.

The Company’s other comprehensive income for the year ended March 31, 2013 consisted of a gain on foreign currency translation of $91,006 and a fair value adjustment on AFS security in the amount of $472,561. For the year ended March 31, 2012 the Company’s only component of other comprehensive income is the accumulated foreign currency translation (losses) of $(846,880). These amounts have been recorded as a separate component of stockholders’ equity (deficit).

Stock Based Compensation

The Company has a stock-based compensation plan which is described more fully in Note 17. The Company measures the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

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

New Accounting Pronouncements

Recently Adopted

In December 2011, the FASB issued ASU 2011-11, “ Balance Sheet (Topic 210) – Disclosures about offsetting assets and liabilities ”. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This standard is applicable for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosures will be required for all periods presented. The adoption of ASU 2011-11 is not expected to have an impact upon the Company’s consolidated financial statements.

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

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent ) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary. This accounting guidance is effective for the Company in fiscal 2013 but early adoption is permitted. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

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

In July 2012, the FASB issued guidance that simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, ASU 2012-02 eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance will be effective for the Company's first quarter of fiscal 2014. The adoption of this guidance will not have an impact on the Company’s financial position, results of operations or financial statement disclosures.

In February 2013, the FASB issued guidance that requires reporting of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance will be effective for the Company's first quarter of fiscal 2014. The adoption of this guidance will affect the presentation of comprehensive income but will not impact the Company's financial position, results of operations or cash flows.

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

For the year ended March 31, 2013, the Company recorded an equity loss of $(149,064) in “Other (expenses) income” for its portion of the net loss recorded by Remedent OTC B.V.

Effective July 13, 2012, and as amended February 7, 2013 the Company sold 100% of its interest in the share capital of Remedent OTC B.V., to an arm’s length party for the total sales price of €950,000 ( $667,300 (€ 500,000), (received during July 2012) and $600,570 (€450,000) was received in February 2013.

GLAMSMILE ASIA LTD.

Acquisition

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia” or “Glamsmile”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.	325,000 Euro (US$466,725). As of March 31, 2011 the full amount was paid.
2.
250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011($97,500 was recorded as an obligation to issue shares as at March 31, 2010).  The parties have agreed that the shares will be issued during fiscal year ended March 31, 2014.

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

(a)	Details of the acquisition date fair value transferred, and allocation thereof are as follows:

Common shares (250,000 at $0.39/share) (rate at December 31, 2009)	$97,500
325,000 Euro (at 1.436077)	466,725
200,000 stock options (*)	62,108
Total consideration	$626,333

Cash	$167,288
Accounts receivable	$27,836
Inventory	$23,347
Equipment, net	$76,647
Accounts payable	$(145,996)
Accruals	$(25,446)
Other payables	$(196,978)

Net liability (sub-consolidated financial statements of GlamSmile Asia Ltd including the Mainland China Subsidiaries)	(73,302)
Goodwill	$699,635

* The value of the stock options was determined by using the Black-Scholes valuation model with a stock price of $0.39/share, an option price of $0.39/share, an expected life of 5 years, a volatility of 112%, a risk free rate of 1.30%, and a dividend rate of zero.

(b)       The acquisition date fair value of the total consideration transferred was allocated amongst assets, liabilities and non-controlling interest based upon their fair value at the time of acquisition.  We evaluated all current assets for collectability and because they were current and there was no history of collection problems, determined that their carrying value was equal to their fair value.  We also evaluated all current liabilities and because there was no evidence of over or under accruals, we also determined that the carrying value of the Company’s current liabilities was equal to fair value.  Lastly, we evaluated the fair value of Glamsmile’s equipment and because it was all recently acquired, i.e. within the past year, because there was no evidence of impairment, or non-functionality, and because the recorded value of the equipment was approximately equal to its replacement cost, we also determined that the carrying value of the equipment was equal to its fair value.

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
$1,470,776

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

	Year ended	Year ended
Operating data:	March 31, 2013	March 31, 2012

Revenues	$7,479,281	$3,693,113
Gross profit	7,221,627	3,517,406
Income (loss) from operations	1,999,783	1,474,736
Net income	$1,378,182	$1,273,324

For the year ended March 31, 2013, the Company recorded equity income of $349,054 (2012 - $36,634) in “Equity income from investments ” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

MEDICAL FRANCHISES & INVESTMENTS

Effective March 31, 2013, the Company acquired 6.12 % of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("MFI NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of aapproximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment, an unrecognized gain of $472,561 has been recorded in accumulated other comprehensive income. Future unrealized gains and losses on the investment in MFI will also be recognized in other comprehensive income until realized.

Per ASC-320-10-25-1, investments in debt and equity securities that have readily determinable fair values and are not classified as trading or held-to-maturity securities, are classified as available-for-sale securities.

MFI NV has been founded to market an advance in dental technology which has the potential to replace the process of making mechanical impressions of teeth and bite structures with a digital/optical scan.

4.   SHORT TERM LOAN

Effective December 3, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with BNP Paribas Fortis Bank, a Belgian Bank, pursuant to which the Company borrowed $132,820 (€100.000). The loan bears interest of 3.68 % per annum and is repayable in 24 equal monthly installments of € 4,331 ($5,573 at the closing rate of March 31, 2013). No additional guaranties (see note 13- secured debt agreements (2)) were required.
As of March 31, 2013, the Company has recorded $63,728 as a current liability and the balance of $49,378 as long term.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2013 five customers accounted for a total of 72.9% of the Company’s trade accounts receivable and one of those customers accounted for 42.17% of total accounts receivable. At March 31, 2012 five customers accounted for a total of 65% of the Company’s trade accounts receivable and one of those customers accounted for 26.7% of total accounts receivable.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the year ended March 31, 2013, the Company had five suppliers who accounted for 28.5% of gross purchases.  For the year ended March 31, 2012, the Company had five suppliers who accounted for 34.5% of gross purchases.

Revenues — For the year ended March 31, 2013 the Company had five customers that accounted for 71.31 % of total revenues .For the year ended March 31, 2012 the Company had five customers that accounted for 26.44% of total revenues.

7.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2013	March 31, 2012
Accounts receivable, gross	$952,804	$850,601
Less: allowance for doubtful accounts	(4,833)	(12,361)
Accounts receivable, net	$947,971	$838,240

8.   INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2013	March 31, 2012
Raw materials	$38,452	$58,189
Components	214,723	283,572
Finished goods	827,356	892,244
	1,080,531	1,234,005
Less: reserve for obsolescence	(88,724)	(156,239)
Net inventory	$991,807	$1,077,766

9.   PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2013	March 31, 2012
Prepaid materials and components	$196,876	$882,998
Prepaid consulting	73,854	—
VAT payments in excess of VAT receipts	41,241	60,252
Royalties	—	18,109
Prepaid trade show expenses	4,632	—
Prepaid rent	129,957	145,138
Other	119,940	42,767
	$566,500	$1,149,264

10.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2013	March 31, 2012
Furniture and Fixtures	$596,471	$540,104
Machinery and Equipment	1,619,770	1,499,271
	2,216,241	2,039,375
Accumulated depreciation	(1,521,157)	(1,398,155)
Property & equipment, net	$695,084	$641,220

11.   LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”). The Facility is secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO.

The latest amendment to the Facility, dated December 3, 2012, reduced the line of credit of Remedent N.V. from a mixed credit line of €1,250,000 (to be used as = € 750,000 straight loans and € 500,000 for advances on accounts receivable) to a Credit line of € 400,000 to be used as straight loans. The repayment of the reduced Credit line is agreed as following: € 500,000 by the end of the quarter ending March 2013 (repaid) and € 250,000 by the end of the quarter ending June 2013.The line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable. As of March 31, 2013 and March 31, 2012, Remedent N.V. had in aggregate, $836,355 and $1,079,263 in advances outstanding, respectively, under the mixed-use line of credit facilities.

12.   LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $324,124).

The lease requires a monthly payment of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract.

The net book value as of March 31, 2013 and March 31, 2012 of the equipment subject to the foregoing lease was $160,056 and $273,557 respectively.

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of March 31, 2013:

Year ending March 31:

2014	$82,812
2015	83,509
2016	—
Later years	—
Total minimum lease payments	166,321
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	166,321
Less: Amount representing interest (*)	6,265
Present value of minimum lease payments (**)	$160,056

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
** Reflected in the balance sheet as current and non-current obligations under capital leases of $78,070 and $81,986 respectively.

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

Secured Debt Agreements (2)

On December 3, 2012, the Company obtained a loan in the principal amount of € 100,000 (the “Loan”) from BNP Paribas Fortis bank, to be repaid over the next 24 months. The loan is secured by a lien on the assets of Remedent N.V. as already granted for the use of our existing Credit Line Facility. The maturity date of the Loan is January 2, 2015 at an Interest of 3.68% to be repaid in monthly installments of € 4,331 ($5,573).

13.   DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2013 and 2012 respectively, the Company incurred $545,475 and $664,586 as compensation for all directors and officers.

Sales Transactions:

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

14.   ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2013	March 31, 2012
Accrued employee benefit taxes and payroll	$397,666	$358,148
Accrued travel	9,650	10,010
Commissions	—	687
Accrued audit and tax preparation fees	14,264	11,318
Reserve for warranty costs	19,301	20,019
Reserve for income taxes	—	2,936
Advances received on account	11,823	—
Accrued advertising	9,864	—
Accrued interest	12,578	1,322
Accrued consulting fees	2,500	16,129
Other accrued expenses	259,418	115,762
	$737,064	$536,331

15.   INCOME TAXES

The domestic and foreign (“Belgium”, “German”, “Italian”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2013	March 31, 2012
Domestic	$(169,271)	$(776,668)
Foreign	(812,512)	2,176,183
	$(981,783)	$1,399,515

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2013	March 31, 2012
Domestic — Net operating loss carryforward	$7,864,378	$7,805,133
Foreign — Net operating loss carryforward	529,153	244,774
Total	8,393,531	8,049,907
Valuation allowance	(8,393,531)	(8,049,907)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2013 and March 31, 2012 are as follows:

	March 31, 2013	March 31, 2012
Domestic
Pre tax income (loss)	$(169,271)	$(776,668)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(59,245)	(271,833)
Valuation allowance	59,245	271,833
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	(812,512)	2,176,183
Statutory tax rate	35%	35%
Tax expense (benefit) based upon statutory rate	(284,379)	761,664
Permanent differences	284,379	446,595
	—	—
Net foreign income tax expense (benefit)	153	315,069
Total Income tax (benefit )	$153	$315,069

16.   EQUITY COMPENSATION PLANS

As of March 31, 2013, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2013 and March 31, 2012 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding,March 31, 2011	250,000	1.20	557,500	0.89	1,000,000	1.15	350,000	0.97
Cancelled or expired	(237,500)	—	(25,000)	4.00	—	—	—	—
Options outstanding, March 31, 2012	12,500	1.20	532,500	0.96	1,000,000	1.15	350,000	0.97
Options expired	—	—	(100,000)	1.50	—	—	—	—
Options outstanding, March 31, 2013	12,500	1.20	432,500	0.84	1,000,000	1.15	350,000	0.97
Options exercisable March 31, 2013	12,500	1.20	432,500	0.96	1,000,000	1.15	350,000	0.97
Exercise price range	$2.00		$0.50 - $2.46		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	1 years		5.0 years		5.12 years		3.6 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$0.97	NA
Total	2,265,000	$1.10	605,000

For the year ended March 31, 2013, the Company recognized $Nil (2012 — $50,387) in stock based compensation expense in the consolidated statement of operations.

17.   COMMON STOCK WARRANTS AND OTHER OPTIONS

As of March 31, 2013 and March 31, 2012, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2011	7,794,627	$1.50
Expired	(4,056,248)
Warrants outstanding March 31, 2012 and March 31, 2013	3,738,379	1.50
Warrants exercisable March 31, 2012 and March 31, 2013	3,738,379	$1.50
Exercise price range	$1.00 to $1.65
Weighted average remaining life	.40 Years

18.   SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., GlamSmile Deutschland GmbH and GlamSmile Rome SRL

	Revenues For the year ended March 31, 2013	Revenues For the year ended March 31, 2012
	Revenues (a)	Revenues (a)
United States	$—	$1,120,437
Europe	2,937,276	5,010,610
China	—	3,556,245

Total	$2,937,276	$9,687,292

	Long-lived Assets As at	Long-lived Assets As at
	March 31, 2013	March 31, 2012
United States	$—	$3,055,023
Europe	$3,956,054	641,220
China	—	-

Total	$3,956,054	$3,696,243

(a) Revenues are attributed to country based on location of customer.

19.   COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008. at a base rent of €5,712 per month for the total location ($7,350 per month at March 31, 2013).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,364 per month at March 31, 2013).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2013:

March 31, 2014	395,214
March 31, 2015	340,335
March 31, 2016	245,336
March 31, 2016	207,493
After five years	91,247
Total:	$1,279,625

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2013		March 31, 2012
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	$64,504	$64,504	$203,584	$203,584
Accounts receivable	2	$947,971	$947,971	$838,240	$838,240
Long term investments and advances OTC Division	2	$—	$—	$962,505	$962,505
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$2,441,572	$2,441,572	$2,092,518	$2,092,518
Long term investments and advances MFI	1	$787,339	$787,339	$—	$—
Line of credit	2	$836,355	$836,355	$1,079,263	$1,079,263
Short term debt	2	$1,214,266	$1,214,266	$863,501	$863,501
Deferred revenue	2	$149,129	$149,129	$57,254	$57,254
Accounts payable	2	$971,813	$971,813	$1,009,176	$1,009,176
Accrued liabilities	2	$737,064	$737,064	$536,331	$536,331
Long term debt	2	$1,131,364	$1,131,364	$1,452,523	$1,452,523

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2013 or March 31, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Year ended March 31, 2013	Year ended March 31, 2012
Long term investments and advances:
Beginning balance	$2,092,518	$—
Gains (losses) included in net loss	—	—
Transfers in (out of level 3)	349,054	2,092,518

Ending balance	$2,441,572	$2,092,518