Form 10-Q
period 2013-06-30
REMEDENT, INC.
filed 2013-08-14
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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
Yes ☐                                 No ☒

As of August 14, 2013, there were 19,995,969 outstanding shares of the registrant’s common stock, includes 723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,269	$64,504
Accounts receivable, net of allowance for doubtful accounts of $4,902 at June 30, 2013 and $4,833 at March 31, 2013	643,227	947,971
Inventories, net	959,375	991,807
Prepaid expense	484,780	566,500
Total current assets	2,133,651	2,570,782

PROPERTY AND EQUIPMENT, NET	666,083	695,084
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,599,119	2,441,572
Investment in MFI (Note 3)	787,339	787,339
Patents, net	28,939	32,059
Total assets	$6,215,131	$6,526,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$1,192,501	$1,214,266
Line of Credit	840,725	836,355
Accounts payable	959,095	971,814
Accrued liabilities	400,188	737,064
Deferred revenue	144,605	149,129
Due to related parties	1,876	—
Total current liabilities	3,538,990	3,908,628
Long term debt less current portion	1,131,364	1,131,364
Total liabilities	4,670,354	5,039,992

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2013 and March 31, 2013 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2013 and March 31, 2013 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(21,551,712)	(21,604,571)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,113,188)	(1,118,262)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	1,527,415	1,469,482
Non-controlling interest	17,362	17,362
Total stockholders’ equity	1,544,777	1,486,844
Total liabilities and equity	$6,215,131	$6,526,836

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2013	2012

Net sales	$699,252	$414,534
Cost of sales	263,020	254,555
Gross profit	436,232	159,979
Operating Expenses
Research and development	23,597	11,177
Sales and marketing	189,381	172,554
General and administrative	244,328	634,323
Depreciation and amortization	59,543	89,594
TOTAL OPERATING EXPENSES	516,849	907,648
(LOSS) INCOME FROM OPERATIONS	(80,617)	(747,669)
OTHER (EXPENSES) INCOME
Equity income (loss) from investments	157,547	(79,025)
Interest expense	(28,618)	(50,686)
Interest (other) income	7,235	—
Other (expenses) income	(2,688)	(2,606)
TOTAL OTHER (EXPENSES) INCOME	133,476	(132,317)

NET INCOME (LOSS)	$52,859	$(879,986)

(LOSS) INCOME PER SHARE
Basic	$(0.00)	$(0.04)
Fully diluted	$(0.00)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,
	2013	2012

NET INCOME (LOSS)	$52,859	$(879,986)

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	5,074	(65,244)

COMPREHENSIVE INCOME (LOSS)	$57,933	$(945,230)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$52,859	$(879,986)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	59,543	89,594
Inventory reserve	1,269	(8,348)
Allowance for doubtful accounts	69	(7,314)
Changes in operating assets and liabilities:
Equity investment	(157,547)	79,025
Accounts receivable	304,744	202,961
Inventories	32,432	37,136
Prepaid expenses	81,720	102,351
Accounts payable	1,895	167,918
Accrued liabilities	(402,045)	(284,070)
Deferred revenue	(4,524)	(20,113)
Due to related parties	1,876	27,272
Net cash used by operating activities	(27,709)	(493,574)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent rights	(5,869)	—
Purchases of equipment	(65,040)	(20,297)
Net cash used by investing activities	(70,909)	(20,297)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) capital lease note payable	(5,315)	(27,540)
Proceeds from line of credit	4,370	429,971
Net cash provided by financing activities	(945)	402,431
NET (DECREASE) INCREASE IN CASH	(99,563)	(111,440)
Effect of exchange rate changes on cash and cash equivalents	81,328	(49,581)
CASH AND CASH EQUIVALENTS, BEGINNING	64,504	203,584
CASH AND CASH EQUIVALENTS, ENDING	$46,269	$42,563
Supplemental Information:
Interest paid	$16,152	$38,220
Income taxes paid	$—	$—

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

As of June 30, 2013 the Company had working capital deficit of $1,405,339 and an accumulated deficit of $21,551,712. In the second half of the financial year ending March 31, 2013 management of the Company has taken measures to reduce general expenses and to increase sales prices which should have a positive impact on the results, the cash flow and the liquidity of the Company. Management is also convinced that, in case of necessity, important cash flows can be generated by the sale of investments of the Company. However, additional funding may be required in order to support the Company’s operations and the execution of its business plan. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 15, 2013 with the SEC. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2013.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2013, except as may be indicated below:

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended March 31, 2014. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2013, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 18 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Three months ended June 30, 2013	Year ended March 31, 2013
Product warranty liability:
Opening balance	$19,301	$20,019
Accruals for product warranties issued in the period	-	(973)
Adjustments to liabilities for pre-existing warranties	276	255
Ending liability	$19,577	$19,301

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $19,577 and $19,301 as of June 30, 2013 and March 31, 2013, respectively.

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

At each of June 30, 2013 and March 31, 2013, the Company had 19,995,969, shares of common stock issued and outstanding.  At June 30, 2013 and March 31, 2013, the Company had 3,848,379 and 3,848,379 warrants outstanding respectively and 1,795,000 and 1,795,000 options outstanding respectively.  As of June 30, 2012, all outstanding warrants and options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three month period ended June 30, 2013 and the three month period ended June 30, 2012 respectively, it would have excluded all warrants and all options respectively since the Company’s average share trading price during the three month periods ended June 30, 2013 and June 30, 2012 were less than the exercise price of all other warrants and options.

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $5,074 and $(65,244) for the three months ended June 30, 2013 and 2012, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronuncements

Recently Adopted

The below described accounting guidance has all been adopted by the Company effective April 1, 2013 and has not had a material impact upon the Company’s financial condition or results of operations.

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

In December 2011, the FASB issued new accounting guidance on disclosures about offsetting assets and liabilities. The requirements for offsetting are different under U.S. GAAP and IFRS. Therefore, the objective of this accounting guidance is to facilitate comparison between financial statements prepared under U.S. GAAP and IFRS by enhancing disclosures of the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain assets and liabilities.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs

3.    LONG-TERM INVESTMENTS

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

For the year ended March 31, 2013 - $(149,064 in “Other (expenses) income” for its portion of the net loss recorded by Remedent OTC B.V.

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
$1,470,776

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

	Three month period ended	Three month period ended
Operating data:	June 30, 2013	June 30, 2012

Revenues	$2,311,288	$1,430,003
Gross profit	2,163,457	1,421,943
Income (loss) from operations	768,623	405,412
Net income	$536,604	$238,551

For the three month periods ended June 30, 2013 and June 30, 2012 the Company recorded equity income of $157,547 and $70,039 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

MEDICAL FRANCHISES & INVESTMENTS

Effective March 31, 2013, the Company acquired 6.12 % of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("MFI NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment, an unrecognized gain of $472,561 has been recorded in accumulated other comprehensive income. Future unrealized gains and losses on the investment in MFI will also be recognized in other comprehensive income until realized.

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

As of June 30, 2013 the Company has recorded $48,721 as a current liability and the balance of $49,378 as long term (March 31, 2013, $63,728 and $49,378 respectively).

5.    CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At June 30, 2013, five customers accounted for 40.71% of the Company’s trade accounts receivables, and one customer accounted for 20.74%.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the three months ended June 30, 2013 the Company had five suppliers who accounted for 25.65% of gross purchases. For the three months ended June 30, 2012 the Company had five suppliers who accounted for 30.86% of gross purchases.

Revenues —  For the three months ended June 30, 2013 the Company had five customers that accounted for 65.06% of total revenues. For the three months ended June 30, 2012 the Company had five customers that accounted for 56.13% of total revenues.

6.    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	June 30, 2013	March 31, 2013
Accounts receivable, gross	$648,129	$952,804
Less: allowance for doubtful accounts	(4,902)	(4,833)
Accounts receivable, net	$643,227	$947,971

7.    INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2013	March 31, 2013
Raw materials	$42,430	$38,452
Components	220,092	214,723
Finished goods	786,846	827,356
	1,049,368	1,080,531
Less: reserve for obsolescence	(89,993)	(88,724)
Net inventory	$959,375	$991,807

8.    PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2013	March 31, 2013
Prepaid materials and components	$199,692	$196,876
Prepaid Consulting	61,622	73,854
VAT payments in excess of VAT receipts	9,296	41,241
Prepaid trade show expenses	—	4,632
Prepaid rent	131,815	129,957
Other	82,355	119,940
	$484,780	$566,500

9.    PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2013	March 31, 2013
Furniture and Fixtures	$596,471	$596,471
Machinery and Equipment	1,643,988	1,619,770
	2,240,459	2,216,241
Accumulated depreciation	(1,574,376)	(1,521,157)
Property & equipment, net	$666,083	$695,084

10.   LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”). The Facility is secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO.

The latest amendment to the Facility, dated December 3, 2012, reduced the line of credit of Remedent N.V. from a mixed credit line of €1,250,000 (to be used as = € 750,000 straight loans and € 500,000 for advances on accounts receivable) to a Credit line of € 400,000 to be used as straight loans. The repayment of the reduced Credit line is agreed as following: € 500,000 by the end of the quarter ending March 2013 (repaid) and € 250,000 by the end of the quarter ending June 2013. During the three month period ended June 30, 2013 the Facility agreed to accept repayment of the € 250,000 through five monthly payments of € 50,000 (approximately USD $62,255) commencing July 5, 2013. The line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable. As of June 30, 2013 and March 31, 2013, Remedent N.V. had in aggregate, $840,725 and $836,355 in advances outstanding, respectively, under the mixed-use line of credit facilities.

11.   LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $328,759).

The lease requires a monthly payment of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract.

The net book value as of June 30, 2013 and March 31, 2013 of the equipment subject to the foregoing lease was $140,831 and $160,056 respectively.

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of March 31, 2013:

Year ending March 31:

2014	62,111
2015	83,509
2016	—
Later years	—
Total minimum lease payments	145,620
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	145,620
Less: Amount representing interest (*)	4,789
Present value of minimum lease payments (**)	$140,831

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
** Reflected in the balance sheet as current and non-current obligations under capital leases of $58,846 and $81,986 respectively.

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

Secured Debt Agreements (2)

On December 3, 2012, the Company obtained a loan in the principal amount of € 100,000 (the “Loan”) from BNP Paribas Fortis bank, to be repaid over the next 24 months. The loan is secured by a lien on the assets of Remedent N.V. as already granted for the use of our existing Credit Line Facility. The maturity date of the Loan is January 2, 2015 at an Interest of 3.68% to be repaid in monthly installments of € 4,331 ($5,652).

12.  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2013 and 2012 respectively, the Company incurred $62,890 and $149,846 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms length consideration payable for similar services or transfers.

13.   ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2013	March 31, 2013
Accrued employee benefit taxes and payroll	$186,695	$397,666
Accrued travel	6,526	9,650
Commissions	—	—
Accrued audit and tax preparation fees	5,842	14,264
Reserve for warranty costs	19,577	19,301
Reserve for income taxes	—	—
Advances received on account	6,133	11,823
Accrued advertising	8,368	9,864
Accrued interest	—	12,578
Accrued consulting fees	2,500	2,500
Other accrued expenses	164,547	259,418
	$400,188	$737,064

14.  EQUITY COMPENSATION PLANS

As of June 30, 2013, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of June 30, 2013 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2013	12,500	1.19	432,500	0.96	1,000,000	1.21	350,000.97
Options outstanding andexercisable June 30, 2013	12,500	1.19	432,500	0.96	1,000,000	1.21	350,000.97
Exercise price range	$2.00		$0.50 - $2.46		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	0.77 years		5.0 years		4.87 years		3.3 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,545,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,365,000	$1.10	605,000

For the three month periods ended June 30, 2013 and June 30, 2012 the Company recognized $Nil (2012 — $Nil) in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the three month periods ended June 30, 2013 and June 30, 2012.

15.  COMMON STOCK WARRANTS AND OTHER OPTIONS

As of June 30, 2013 and March 31, 2013, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable June 30, 2013 and March 31, 2013	3,738,379	$1.40
Exercise price range	$1.00 to $1.65
Weighted average remaining life	0.15 Years

16.  SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., GlamSmile Deutschland GmbH and GlamSmile Rome SRL

	Revenues For the three month period ended June 30, 2013	Revenues for the three month period ended June 30, 2012
	Revenues (a)	Revenues (a)
United States	$-	$—
Europe	699,252	414,534
China	-	—
Total	$699,252	$414,534

	Long-lived Assets As at June 30, 2013		Long-lived Assets As at March 31, 2013
United States	$		$
Europe		4,081,480		3,956,054
Total		$4,081,480		$3,956,054

(a) Revenues are attributed to country based on location of customer.

17.  COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commening September 1, 2008 at a base rent of € 5,712 per month for the total location ($7,455 per month at June 30, 2013).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italyto support the sales and marketing division of our veneer business, from an unrelated party pursuant to a six year lease commencing July 1, 2011, at a base rent of €6,500 per month for the total location ($8,483 per month at June 30, 2013).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at June 30, 2013:

March 31, 2014	302,579
March 31, 2015	354,575
March 31, 2016	259,389
March 31, 2016	221,005
After five years	101,340
Total:	$1,238,888

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

The carrying values and fair values of our financial instruments are as follows:

		June 31, 2013		March 31, 2013
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$46,269	$46,269	$64,504	$64,504
Accounts receivable	2	$643,227	$643,277	$947,971	$947,971
Long term investments and advances OTC Division	2	$-	$-	$—	$—
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$2,599,119	$2,599,119	$2,441,572	$2,441,572
Long term investments and advances MFI	2	$787,339	$787,339	$787,339	$787,339
Line of credit	2	$840,725	$840,725	$836,355	$836,355
Short term debt	2	$1,192,501	$1,192,501	$1,214,266	$1,214,266
Deferred revenue	2	$144,605	$144,605	$149,129	$149,129
Accounts payable	2	$959,095	$959,095	$971,813	$971,813
Accrued liabilities	2	$400,188	$400,188	$737,064	$737,064
Long term debt	2	$1,131,364	$1,131,364	$1,131,364	$1,131,364

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three month periods ended June 30, 2013 or June 30, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Three month period ended June 30, 2013
Long term investments and advances:
Beginning balance	$2,441,572
Gains (losses) included in net loss	157,547
Transfers in (out of level 3)	—

Ending balance	$2,599,119

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2013 and June 30, 2012. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 15, 2013 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2013	2012
	(unaudited)
NET SALES	100.00%	100.00%
COST OF SALES	37.61%	61.41%
GROSS PROFIT	62.39%	38.59%
OPERATING EXPENSES
Research and development	3.37%	2.70%
Sales and marketing	27.08%	41.63%
General and administrative	34.94%	153.02%
Depreciation and amortization	8.52%	21.61%
TOTAL OPERATING EXPENSES	73.91%	218.96%
INCOME (LOSS) FROM OPERATIONS	(11.53)%	(180.36)%
Other income (expense)	19.09%	(31.92)%
NET INCOME (LOSS)	7.56%	(212.28)%

Net Sales

Net sales increased by approximately 68.7% to $699,252 for the three months ended June 30, 2013 as compared to $414,534 for the three months ended June 30, 2012.  The increase in sales is primarily due to increased sales of veneers and the sales results of our River 8 products which were not yet commercialized at the quarter ended June 30, 2012.

Cost of Sales

Cost of sales increased approximately 3.3% to $263,020 for the three months ended June 30, 2013 as compared to $254,555 for the three months ended June 30, 2012.  The increase in cost of sales is primarily due to increased sales volume. Cost of sales, as a percentage of net sales, has decreased to 37.61 % in the quarter ended June 30, 2013 as compared to 61.41 % in the quarter ended June 30, 2012. Cost of sales as a percentage of sales has decreased primarily because of new production strategies which have enabled us to reduce our production costs.

Gross Profit

Our gross profit increased by $276,253 or 172.7% to $436,232 for the three months ended June 30, 2013 as compared to $159,979 for the three months ended June 30, 2012. Our gross profit as a percentage of sales increased to 62.39% in the three months ended June 30, 2013 as compared to 38.59 % for the three months ended June 30, 2012. Our gross profit has increased because of increased sales, improved pricing of our veneers, and improved production processes.

Operating Expenses

Research and Development .  Our research and development expenses increased by $12,420 to $23,597 for the three months ended June 30, 2013 as compared to $11,177 for the three months ended June 30, 2012, an increase of 111.1%. The increase in our research and development costs was primarily because of our ongoing efforts with respect to a new concept “Smile Me Mirror” that is scheduled to be launched at the end of the current calendar year.

Sales and marketing costs. Our sales and marketing costs for the three months ended June 30, 2013 and 2012 were $189,381 and $172,554 respectively, representing an increase of $16,827 or 9.8%.  The increase is largely due to the cost of our marketing efforts.

General and administrative costs. Our general and administrative costs for the three months ended June 30, 2013 and 2012 were $244,328 and $634,323 respectively, representing a decrease of $389,995 or 61.5%.  The decrease in general and administrative costs is a result of an internal reorganization. As the equity method is currently being used in reference to GlamSmile Asia, we were able to reduce significantly our general and administrative costs. Secondly, we reorganized and downsized our European Divisions by optimizing our processes thereby allowing us to reduce overall costs.

Depreciation and amortization .   Our depreciation and amortization decreased $30,051 or 33.5% to $59,543 for the three months ended June 30, 2013 as compared to $89,594 for the three months ended June 30, 2012.  The decrease is largely because previous investments in machinery and equipment are now fully amortized.

Other income (expense).   Our other income (expense) was $133,476 for the three months ended June 30, 2013 as compared to $(132,317) for the three months ended June 30, 2012, a decrease in expense of $265,793.   The decrease in expense was primarily as a result of the non- recurring equity loss of $(149,064) for our portion of the loss recorded by Remedent OTC B.V. at the end of June 30, 2012. Also, during the quarter ended June 30, 2013 we earned equity income from our investment in GlamSmile Dental Technology Ltd., of $157,457 versus $70,039 for the quarter ended June 30, 2012.

Internal and External Sources of Liquidity

As of June 30, 2013, we had current assets of $2,133,651 compared to $2,570,782 at March 31, 2012. This decrease of $437,131 was primarily due to a decrease in accounts and other receivables of $304,744, decrease in inventories of $32,432, decrease in cash and cash equivalents of $18,234, and a decrease in prepaid expenses of $81,721. Current liabilities at June 30, 2013 were $3,538,990 as compared to $3,908,628 at March 31, 2013. The decrease in current liabilities of $369,638 was primarily as a result of increases in our line of credit and due to related parties of $4,370 and $1,876 respectively, offset be an increase in accounts payable, accrued liabilities, deferred revenue and current portion of long-term debt of $12,719, $336,876, $4,524 and $21,765 respectively.

As of June 30, 2013, we had cash and cash equivalents of $46,269. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at June 30, 2013 reflects cash and cash equivalents of $46,269 as compared to $64,504 as of March 31, 2013, a decrease of $18,235.

Operations

Net cash (used by) operations was $(27,709) for the three months ended June 30, 2013 as compared to net cash used by operations of $(493,574) for the three months ended June 30, 2012. The decrease in net cash used by operations for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 is primarily as a result of the non-recurring equity loss of $ (149,064) for our portion of the loss recorded by Remedent OTC B.V.at the end of June 30, 2012 offset by the equity income earned from our investment in GlamSmile Dental Technology Ltd., being $70,039 for the quarter ended June 30, 2012.

Investing activities

Net cash used in investing activities totaled $70,909 for the three months ended June 30, 2013 as compared to net cash used in investing activities of $20,297 for the three months ended June 30, 2012. Cash used in the three months ended June 30, 2013 was mainly for additional equipment.

Financing activities

Net cash (used)/provided by financing activities totaled $(945) for the three months ended June 30, 2013, as compared to $402,431 for the three months ended June 30, 2012.  The decrease in the net cash provided by financing activities in the three month period ended June 30, 2013 of $403,376 was primarily as a result of our decrease in our line of credit.

During the three months ended June 30, 2013 and June 30, 2012, we recognized an increase/ (decrease) in cash and cash equivalents of $81,328 and $(49,581), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2013 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: August 14, 2013	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)