Form 10-Q/A
period 2013-06-30
REMEDENT, INC.
filed 2013-11-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A because the financial statements as originally filed in our June 30, 2013 10-Q were not reviewed by an independent public accountant and the Amended Form 10-Q/A includes financial statements that have been reviewed by a registered independent public accountant.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

Review report of Independent registered public Accounting firm on the condensed consolidated interim financial statementS of remedent, inc.

zuidstraat 1-3 box 8

B-9000 ghent, Belgium

as of june 30, 2013 and for the 3-month period then ended

To the Board of Directors and Stockholders of Remedent, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Remedent, Inc. and its subsidiaries (the “Company”) as of June 30, 2013, the related consolidated statements of operations, comprehensive income/(loss) and cash flows for the three-month period then ended. These condensed consolidated interim financial statements are the responsibility of the Company's management. Our responsibility is to express a conclusion on this condensed consolidated interim financial statements based on our review.

The comparative figures in the condensed consolidated interim financial statements of the Company as at June 30, 2013 were reviewed by other independent accountants; also, the consolidated financial statements as of March 31, 2013, and for the year then ended, have been audited by Grant Thornton Bedrijfsrevisoren CVBA, Brussels, Belgium, whose report thereon was dated July 15, 2013.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an audit opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated balance sheet of Remedent, Inc. and its subsidiaries (the “Company”) as of June 30, 2013, the related consolidated statements of operations, comprehensive income/(loss) and cash flows for the three-month period then ended.

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the company incurred a loss from operations of 80,617 US$ during the three-month period ended June 30, 2013, and as that date, the Company’s current liabilities exceeded its current assets by 1,405,339 US$. The Company also experienced cash outflows from operations during the three-month period ended June 30, 2013 totaling 27,709 US$ and had cash on hand at June 30, 2013 of 46,269 US$. Also as discussed in Note 11, the reimbursement schedule for a long term debt commitment has not been complied with. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our review conclusion is not modified with respect to this matter.

Brussels, Belgium, November 8, 2013

Vandelanotte Bedrijfsrevisoren CVBA

Statutory auditors, represented by

/s/René Van Asbroeck

Registered Auditor

Vandelanotte Bedrijfsrevisoren Buro&Design Center, Esplanade 1/85 B-1020 Brussels www.vandelanotte.be	Burgerlijke vennootschap die de rechtsvorm van een CVBA heeft aangenomen.
T +32 2 427 44 53 F +32 2 426 72 26	RPR Kortrijk BE 0433.608.707

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,269	$64,504
Accounts receivable, net of allowance for doubtful accounts of $4,902 at June 30, 2013 and $4,833 at March 31, 2013	643,227	947,971
Inventories, net	959,375	991,807
Prepaid expense	484,780	566,500
Total current assets	2,133,651	2,570,782

PROPERTY AND EQUIPMENT, NET	666,083	695,084
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,599,119	2,441,572
Investment in MFI (Note 3)	787,339	787,339
Patents, net	28,939	32,059
Total assets	$6,215,131	$6,526,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$1,192,501	$1,214,266
Line of Credit	840,725	836,355
Accounts payable	959,095	971,814
Accrued liabilities	400,188	737,064
Deferred revenue	144,605	149,129
Due to related parties	1,876	—
Total current liabilities	3,538,990	3,908,628
Long term debt less current portion	1,131,364	1,131,364
Total liabilities	4,670,354	5,039,992

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2013 and March 31, 2013 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2013 and March 31, 2013 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(21,551,712)	(21,604,571)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,113,188)	(1,118,262)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	1,527,415	1,469,482
Non-controlling interest	17,362	17,362
Total stockholders’ equity	1,544,777	1,486,844
Total liabilities and equity	$6,215,131	$6,526,836

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

3

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

REMEDENT, INC.

Date: November 14, 2013	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

