Form 10-Q
period 2013-09-30
REMEDENT, INC.
filed 2013-11-19
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes ☐                                 No ☒

As of November 19, 2013, there were 19,995,969 outstanding shares of the registrant’s common stock, includes 723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$23,926	$64,504
Accounts receivable, net of allowance for doubtful accounts of $5,099 at September 30, 2013 and $4,833 at March 31, 2013	761,078	947,971
Inventories, net	984,675	991,807
Prepaid expense	229,857	566,500
Total current assets	1,999,536	2,570,782

PROPERTY AND EQUIPMENT, NET	623,203	695,084
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,643,097	2,441,572
Investment in MFI (Note 3)	787,339	787,339
Patents, net	25,819	32,059
Total assets	$6,078,994	$6,526,836
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$1,170,910	$1,214,266
Line of Credit	671,963	836,355
Accounts payable	1,028,072	971,814
Accrued liabilities	416,152	737,064
Deferred revenue	119,799	149,129
Due to related parties	—	—
Total current liabilities	3,406,896	3,908,628
Long term debt less current portion	1,131,364	1,131,364
Total liabilities	4,538,260	5,039,992

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at September 30, 2013 and March 31, 2013 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at September 30, 2013 and March 31, 2013 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(21,562,866)	(21,604,571)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,106,077)	(1,118,262)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	1,523,372	1,469,482
Non-controlling interest	17,362	17,362
Total stockholders’ equity	1,540,734	1,486,844
Total liabilities and equity	$6,078,994	$6,526,836

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2013	2012	2013	2012

Net sales	$766,858	$434,025	$1,466,110	$848,559
Cost of sales	254,131	259,890	517,151	514,445
Gross profit	512,727	174,135	948,959	334,114
Operating Expenses
Research and development	12,688	18,262	36,285	29,439
Sales and marketing	156,622	173,745	346,003	346,299
General and administrative	310,679	537,576	555,007	1,171,899
Depreciation and amortization	59,760	83,523	119,303	173,117
TOTAL OPERATING EXPENSES	539,749	813,106	1,056,598	1,720,754
INCOME (LOSS) FROM OPERATIONS	(27,022)	(638,971)	(107,639)	(1,386,640)
OTHER INCOME (EXPENSES)
Gain on sale of Remedent OTC B.V.	—	521,159	—	521,159
Equity income from investments	43,978	72,110	201,525	(6,915)
Interest expense	(27,257)	(46,570)	(55,875)	(97,256)
Interest income	2,940	4,462	10,175	6,272
Other	(3,793)	(1,252)	(6,481)	(5,668)
TOTAL OTHER INCOME (EXPENSES)	15,868	549,909	149,344	417,592

NET (LOSS) INCOME	$(11,154)	$(89,062)	$41,705	$(969,048)

(LOSS) INCOME PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.05)
Fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2013	2012	2013	2012
Net (Loss	$(11,154)	$(89,062)	$41,705	$(969,048)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	7,111	172,331	12,185	107,087
COMPREHENSIVE INCOME (LOSS)	$(4,043)	$83,269	$53,890	$(861,961)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$41,705	$(969,048)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Gain on sale of Remedent OTC B.V.	—	(521,159)
Depreciation and amortization	119,303	173,117
Inventory reserve	4,882	(5,468)
Allowance for doubtful accounts	266	(7,524)
Equity investment	(201,525)	6,915
Changes in operating assets and liabilities:
Accounts receivable	186,893	223,284
Inventories	7,132	3,684
Prepaid expenses	336,643	183,810
Accounts payable	51,689	(64,429)
Accrued liabilities	(320,912)	(228,528)
Accrued and unpaid interest on debt	—	5,069
Due to related parties	—	(16,571)
Deferred revenue	(29,330)	106,438
Net cash provided by operating activities	196,746	(1,110,410)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of Remedent OTC B.V.	—	667,300
Purchases of patent rights	(5,869)	—
Purchases of equipment	(70,220)	(86,934)
Net cash used by investing activities	(76,089)	580,366
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) capital leases and notes payable	(43,356)	(70,560)
(Repayments of) proceeds from line of credit	(164,392)	488,212
Net cash provided by financing activities	(207,748)	417,652
NET (DECREASE) INCREASE IN CASH	(87,091)	(112,392)
Effect of exchange rate changes on cash and cash equivalents	46,513	(66,199)
CASH AND CASH EQUIVALENTS, BEGINNING	64,504	203,584
CASH AND CASH EQUIVALENTS, ENDING	$23,926	$24,993
Supplemental Information:
Interest paid	$30,806	$92,187
Income taxes paid	$—	$—

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

As of September 30, 2013 the Company had working capital deficit of $1,407,362 and an accumulated deficit of $21,562,866. In the second half of the financial year ending March 31, 2013 management of the Company has taken measures to reduce general expenses and to increase sales prices which should have a positive impact on the results, the cash flow and the liquidity of the Company. Management is also convinced that, in case of necessity, important cash flows can be generated by the sale of investments of the Company. However, additional funding may be required in order to support the Company’s operations and the execution of its business plan. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 15, 2013 with the SEC. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at September 30, 2013.

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

Remedent N.V.’s 29.4 % investment in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries:

Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental;

Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary of GlamSmile Asia; its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd.; and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd.;

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended March 31, 2014. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2013, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Six months ended September 30, 2013	Year ended March 31, 2013
Product warranty liability:
Opening balance	$19,301	$20,019
Accruals for product warranties issued in the period	—	(973)
Adjustments to liabilities for pre-existing warranties	1,062	255
Ending liability	$20,363	$19,301

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $20,363 and $19,301 as of September 30, 2013 and March 31, 2013, respectively.

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

At each of September 30, 2013 and March 31, 2013, the Company had 19,995,969, shares of common stock issued and outstanding.  At September 30, 2013 and March 31, 2013, the Company had Nil and 3,848,379 warrants outstanding respectively and 1,795,000 and 1,795,000 options outstanding respectively.  As of September 30, 2012, all outstanding warrants and options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three and six month periods ended September 30, 2013 and September 30, 2012 respectively, it would have excluded all warrants and all options respectively since the Company’s average share trading price during the three month and six month periods ended September 30, 2013 and September 30, 2012 were less than the exercise price of all other warrants and options.

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $12,185 and $107,087 for the Six months ended September 30, 2013 and 2012, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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
$1,470,776

For the six month periods ended September 30, 2013 and September 30, 2012 the Company recorded equity income of $201,525 and $142,149 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

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

As of September 30, 2013 the Company has recorded $33,947 as a current liability and the balance of $49,378 as long term (March 31, 2013, $63,728 and $49,378 respectively).

5.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At September 30, 2013, five customers accounted for 62.52% of the Company’s trade accounts receivables, and one customer accounted for 44.62%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the six months ended September 30, 2013 the Company had five suppliers who accounted for 23.08% of gross purchases. For the Six months ended September 30, 2012 the Company had five suppliers who accounted for 27.89% of gross purchases.

Revenues —  For the six months ended September 30, 2013 the Company had five customers that accounted for 87.23% of total revenues. For the six months ended September 30, 2012 the Company had five customers that accounted for 72.03% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	September 30, 2013	March 31, 2013
Accounts receivable, gross	$766,177	$952,804
Less: allowance for doubtful accounts	(5,099)	(4,833)
Accounts receivable, net	$761,078	$947,971

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	September 30, 2013	March 31, 2013
Raw materials	$33,356	$38,452
Components	223,367	214,723
Finished goods	821,558	827,356
	1,078,281	1,080,531
Less: reserve for obsolescence	(93,606)	(88,724)
Net inventory	$984,675	$991,807

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	September 30, 2013	March 31, 2013
Prepaid materials and components	$47,155	$196,876
Prepaid Consulting	12,892	73,854
VAT payments in excess of VAT receipts	19,972	41,241
Prepaid trade show expenses	—	4,632
Prepaid rent	126,926	129,957
Other	22,912	119,940
	$229,857	$566,500

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2013	March 31, 2013
Furniture and Fixtures	$599,950	$596,471
Machinery and Equipment	1,650,260	1,619,770
	2,250,210	2,216,241
Accumulated depreciation	(1,627,007)	(1,521,157)
Property & equipment, net	$623,203	$695,084

10.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”). The Facility is secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO.

Effective September 3, 2013 we have agreed to repay our line of credit of € 495.000 (US $671,963) in 10 installments of € 49.500 (US $67,196) + an interest of 3,6 % per year commencing November 1, 2013, with the last payment due on August 1, 2014.

11.	LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $341,958).

The lease requires a monthly payment of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract.

The net book value as of September 30, 2013 and March 31, 2013 of the equipment subject to the foregoing lease was $121,412 and $160,056 respectively.

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of March 31, 2013:

Year ending March 31:	$

2014	41,409
2015	83,509
2016	—
Later years	—
Total minimum lease payments	124,918
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	124,918
Less: Amount representing interest (*)	3,506
Present value of minimum lease payments (**)	$121,412

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

** Reflected in the balance sheet as current and non-current obligations under capital leases of $39,426 and $81,986 respectively.

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

Effective as of January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30 , 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company. During the period ended December 31, 2012 a partial payment of $20,000 in interest has been made. The Company is currently in the process of re-negotiating the terms of repayment.

Secured Debt Agreements (2)

On December 3, 2012, the Company obtained a loan in the principal amount of € 100,000 (the “Loan”) from BNP Paribas Fortis bank, to be repaid over the next 24 months. The loan is secured by a lien on the assets of Remedent N.V. as already granted for the use of our existing Credit Line Facility. The maturity date of the Loan is January 2, 2015 at an Interest of 3.68% to be repaid in monthly installments of € 4,331 ($5,879).

12.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the six month periods ended September 30, 2013 and 2012 respectively, the Company incurred $117,673 and $272,321 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and in management’s opinion reflects arms length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2013	March 31, 2013
Accrued employee benefit taxes and payroll	$259,817	$397,666
Accrued travel	6,788	9,650
Accrued audit and tax preparation fees	18,502	14,264
Reserve for warranty costs	20,363	19,301
Advances received on account	—	11,823
Accrued advertising	10,693	9,864
Accrued interest	—	12,578
Accrued consulting fees	1,500	2,500
Other accrued expenses	98,489	259,418
	$416,152	$737,064

14.	EQUITY COMPENSATION PLANS

As of September 30, 2013, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of September 30, 2013 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2013	12,500	1.19	432,500	0.96	1,000,000	1.21	350,000	.97
Options outstanding andexercisable September 30, 2013	12,500	1.19	432,500	0.96	1,000,000	1.21	350,000	.97
Exercise price range	$2.00		$0.50 - $2.46		$0.50 - $1.75		$.39 - 1.75
Weighted average remaining life	0.5 years		4.5 years		4.62 years		3.1 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the three month periods ended September 30, 2013 and September 30, 2012 the Company recognized $Nil (2012 — $Nil) in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the three month periods ended September 30, 2013 and September 30, 2012.

15.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of September 30, 2013 and March 31, 2013, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable March 31, 2013	3,738,379	$1.40
Expired in the period	(3,738,379)
Warrants outstanding and exercisable September 30, 2013	—

16.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., GlamSmile Deutschland GmbH and GlamSmile Rome SRL in Europe.

17.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,713 per month for the total location ($7,755 per month at September 30, 2013).

Additionally, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of € 969 per month for the total location ($1,315 per month at September 30, 2013).

Finally, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a six year lease commencing July 1, 2011, at a base rent of €6,500 per month for the total location ($8,824 per month at September 30, 2013).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at September 30, 2013:

March 31, 2014	217,106
March 31, 2015	383,975
March 31, 2016	288,251
March 31, 2017	248,325
After five years	142,609
Total:	$1,280,266

18.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		September 30, 2013		March 31, 2013
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$23,926	$23,926	$64,504	$64,504
Accounts receivable	2	$761,078	$761,078	$947,971	$947,971
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$2,643,097	$2,643,097	$2,441,572	$2,441,572
Long term investments and advances MFI	2	$787,339	$787,339	$787,339	$787,339
Line of credit	2	$671,963	$671,963	$836,355	$836,355
Short term debt	2	$1,170,910	$1,170,910	$1,214,266	$1,214,266
Deferred revenue	2	$119,799	$119,799	$149,129	$149,129
Accounts payable	2	$1,028,072	$1,028,072	$971,813	$971,813
Accrued liabilities	2	$416,152	$416,152	$737,064	$737,064
Long term debt	2	$1,131,364	$1,131,364	$1,131,364	$1,131,364

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three month periods ended September 30, 2013 or September 30, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Six month period ended September 30, 2013
Long term investments and advances:
Beginning balance	$2,441,572
Gains (losses) included in net loss	201,525
Transfers in (out of level 3)	—

Ending balance	$2,643,097

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended September 30, 2013 and September 30, 2012. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 15, 2013 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2013	2012	2013	2012

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	33.14%	59.88%	35.27%	60.63%
GROSS PROFIT	66.86%	40.12%	64.73%	39.37%
OPERATING EXPENSES
Research and development	1.65%	4.21%	2.47%	3.47%
Sales and marketing	20.42%	40.03%	23.60%	40.81%
General and administrative	40.51%	123.86%	37.86%	138.10%
Depreciation and amortization	7.79%	19.24%	8.14%	20.40%
TOTAL OPERATING EXPENSES	70.37%	187.34%	72.07%	202.78%
INCOME (LOSS) FROM OPERATIONS	(3.51)%	(147.22)%	(7.34)%	(163.41)%
Other income (expense)	2.08%	126.70%	10.19%	49.21%
NET INCOME (LOSS)	(1.43)%	(20.52)%	2.85%	(114.20)%

Net Sales

Net sales increased by approximately 76.7% to $766,858 for the three months ended September 30, 2013 as compared to $434,025 for the three months ended September 30, 2012.  The increase in sales is primarily due to increased sales of veneers and veneer related products.

Net sales increased by approximately 72.8% to $1,466,110 for the six months ended September 30, 2013 as compared to $848,559 for the six months ended September 30, 2012.  The increase in sales is primarily due to increased sales of veneers and the sales results of our River 8 related products.

Cost of Sales

Cost of sales decreased approximately 2.2% to $254,131 for the three months ended September 30, 2013 as compared to $259,890 for the three months ended September 30, 2012.   Cost of sales, as a percentage of net sales, has decreased to 33.14 % in the quarter ended September 30, 2013 as compared to 59.88 % in the quarter ended September 30, 2012. The decrease in cost of sales and cost of sales as a percentage of sales is primarily because of new production strategies which have enabled us to reduce our production costs.

Cost of sales increased approximately .5% to $517,151 for the six months ended September 30, 2013 as compared to $514,445 for the six months ended September 30, 2012.  The small increase of cost of sales is because of increased sales, totally compensated by increased efficiencies in production as explained above.

Gross Profit

Our gross profit increased by $338,592 or 194.4% to $512,727 for the three months ended September 30, 2013 as compared to $174,135 for the three months ended September 30, 2012. Our gross profit as a percentage of sales increased to 66.86% in the three months ended September 30, 2013 as compared to 40.12% for the three months ended September 30, 2012. Our gross profit has increased because of increased sales, improved pricing of our veneers, and improved production processes.

Our gross profit increased by $614,845 or 184%, to $948,959 for the six months ended September 30, 2013 as compared to $334,114 for the six months ended September 30, 2012 primarily because of increased sales and increased pricing of our veneers and improved production process.

Operating Expenses

Research and Development.  Our research and development expenses decreased by $5,574 to $12,688 for the three months ended September 30, 2013 as compared to $18,262 for the three months ended September 30, 2012, a decrease of 30.5%. The decrease in our research and development costs was primarily because of nonrecurring costs with respect to the “Smile me Mirror”concept which is in its final phase before being launched.

Our research and development costs increased by $6,846 or 23.3% to $36,285 for the six months ended September 30, 2013 as compared to $29,439 for the six months ended September 30, 2012 primarily because of our ongoing efforts with respect to a new concept “Smile me Mirror” that is scheduled to be launched at the end of the current calendar year.

Sales and marketing costs. Our sales and marketing costs for the three months ended September 30, 2013 and 2012 were $156,622 and $173,745 respectively, representing a decrease of $17,123 or 9.9%.  The decrease is largely due to our internal reorganization which took place at the yearend of 2012.

Our sales and marketing costs decreased by $296 or .1% to $346,003 for the six months ended September 30, 2013 as compared to $346,299 for the six months ended September 30, 2012.

The stability is the result of ongoing marketing efforts, compensated by the full effect of our internal reorganisation at yearend 2012.

General and administrative costs. Our general and administrative costs for the three months ended September 30, 2013 and 2012 were $310,679 and $537,576 respectively, representing a decrease of $226,897, or 42.2%. Our general and administrative costs for the six months ended September 30, 2013 and 2012 were $555,007 and $1,171,899 respectively, representing a decrease of $616,892 or 52.6%.  The decrease in general and administrative costs as compared to the six months ended September 30, 2012 is a result of the reorganization and downsizing of our European Divisions by optimizing our processes thereby allowing us to reduce overall costs.

Depreciation and amortization.   Our depreciation and amortization decreased $23,763 or 28.5% to $59,760 for the three months ended September 30, 2013 as compared to $83,523 for the three months ended September 30, 2012.   The decrease is largely because previous investments in machinery and equipment are now fully amortized. Our depreciation and amortization decreased $53,814 or 31.1%, to $119,303 for the six months ended September 30, 2013 as compared to $173,117 for the six months ended September 30, 2012.   The decrease is because previous investments in machinery and equipment are now fully amortized.

Other income (expense).   Our net other income (expense) was $15,868 for the three months ended September 30, 2013 as compared to $549,909 for the three months ended September 30, 2012, a decrease in other income of $534,041.    The decrease in other income was primarily because we recognized a one-time gain of $521,159 on the sale of our OTC division in the 2012 comparative period.

Our net other income (expense) was $149,344 for the six months ended September 30, 2013 as compared to $417,592 for the six months ended September 30, 2012, a decrease in other income of $268,248.   The decrease in other income was primarily because of the one-time gain on the sale of our OTC division in the 2012 comparative period.

Internal and External Sources of Liquidity

As of September 30, 2013, we had current assets of $1,999,536 compared to $2,570,782 at March 31, 2013. This decrease of $571,246 was primarily due to a decrease in prepaid expenses of $336,643, a decrease in accounts receivable of $186,893 and a decrease in cash of $40,578. Current liabilities at September 30, 2013 were $3,406,898 as compared to $3,908,628 at March 31, 2013. The decrease in current liabilities of $501,730 was primarily as a result of decreases in our accrued liabilities, line of credit, current portion of long-term debt and deferred revenue in the amounts of $320,912, $164,392, $43,356 and $29,330 respectively, offset by an increase in accounts payable of $54,384.

As of September 30, 2013, we had cash of $23,926. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at September 30, 2013 reflects cash of $23,926 as compared to $64,504 as of March 31, 2013, a decrease of $40,578.

Operations

Net cash provided by (used by) operations was $196,746 for the six months ended September 30, 2013 as compared to net cash used by operations of $(1,117,325) for the six months ended September 30, 2012. The increase of $1,307,156 in net cash provided by operations for the six months ended September 30, 2013 as compared to the six months ended September 30, 2012 is primarily because we recognized net income of $41,798 as opposed to a net loss of $(969,048).

Investing activities

Net cash used in investing activities totaled $76,089 for the six months ended September 30, 2013 as compared to net cash provided by investing activities of $580,366 for the six months ended September 30, 2013. Cash used in the six months ended September 30, 2013 and 2012 was primarily for investing in equipment. We received a total of $667,300 in the comparative period as proceeds from the sale of our OTC division.

Financing activities

Net cash (used)/provided by financing activities totaled $(207,748) for the six months ended September 30, 2013, as compared to $417,652 for the six months ended September 30, 2012.  The decrease in the net cash provided by financing activities in the six month period ended September 30, 2013 of $625,400 was primarily as a result of our decrease in our line of credit.

During the six months ended September 30, 2013 and September 30, 2012, we recognized an increase/ (decrease) in cash and cash equivalents of $46,513 and $(66,199), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2013 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: November 19, 2013	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2013	By:	/s/ Philippe Van Acker
Name: Philippe Van Acker
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

