Form 10-Q/A
period 2013-06-30
REMEDENT, INC.
filed 2013-12-02
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A because the financial statements as originally filed in our June 30, 2013 10-Q were not reviewed by an independent public accountant and the Amended Form 10-Q/A includes financial statements that have been reviewed by a registered independent public accountant.

REMEDENT, INC.

FORM 10-Q/A INDEX

PART I – FINANCIAL INFORMATION

Item 1.

Review report of Independent registered public Accounting firm

To the Board of Directors and Stockholders of Remedent, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Remedent, Inc. and its subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of operations, comprehensive income/(loss) and cash flows for the three-month period then ended. This interim financial information is the responsibility of the Company's management.

The comparative figures in the condensed consolidated interim financial statements of the Company as at June 30, 2013 were reviewed by other independent accountants; also, the consolidated financial statements as of March 31, 2013, and for the year then ended, have been audited by Grant Thornton Bedrijfsrevisoren CVBA, Brussels, Belgium, whose report thereon was dated July 15, 2013.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards generally accepted in the Unites States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

__________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Date: December 2, 2013	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2013	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

