Form 10-Q
period 2013-12-31
REMEDENT, INC.
filed 2014-02-14
CIK 1078037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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
Yes ☐                                 No ☒

As of February 14, 2014, there were 19,995,969 outstanding shares of the registrant’s common stock, includes 723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,392	$64,504
Accounts receivable, net of allowance for doubtful accounts of $5,157 at December 31, 2013 and $4,833 at March 31, 2013	883,409	947,971
Inventories, net	974,518	991,807
Prepaid expense	214,907	566,500
Total current assets	2,172,226	2,570,782

PROPERTY AND EQUIPMENT, NET	599,405	695,084
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,703,094	2,441,572
Investment in MFI (Note 3)	787,339	787,339
Patents, net	22,699	32,059
Total assets	$6,284,763	$6,526,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,147,190	$1,214,266
Line of Credit	543,708	836,355
Accounts payable	1,112,201	971,814
Accrued liabilities	443,302	737,064
Deferred revenue	98,238	149,129
Due to related parties	145,188	—
Total current liabilities	4,489,827	3,908,628
Long term debt less current portion	131,364	1,131,364
Total liabilities	4,621,191	5,039,992

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at December 31, 2013 and March 31, 2013 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at December 31, 2013 and March 31, 2013 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(21,451,921)	(21,604,571)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,094,184)	(1,118,262)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	1,646,210	1,469,482
Non-controlling interest	17,362	17,362
Total stockholders’ equity	1,663,572	1,486,844
Total liabilities and equity	$6,284,763	$6,526,836

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2013	2012	2013	2012

Net sales	$865,897	$723,952	$2,332,007	$1,572,511
Cost of sales	230,914	356,356	748,065	870,801
Gross profit	634,983	367,596	1,583,942	701,710
Operating Expenses
Research and development	23,535	14,509	59,820	43,948
Sales and marketing	173,927	223,570	519,930	569,869
General and administrative	381,160	571,464	936,167	1,743,363
Depreciation and amortization	60,382	73,334	179,685	246,451
TOTAL OPERATING EXPENSES	639,004	882,877	1,695,602	2,603,631
INCOME (LOSS) FROM OPERATIONS	(4,021)	(515,281)	(111,660)	(1,901,921)
OTHER INCOME (EXPENSES)
Gain on sale of Remedent OTC B.V.	—	—	—	521,159
Equity income from investments	59,997	126,291	261,522	119,376
Interest expense	(31,651)	(56,555)	(87,526)	(153,811)
Other income	91,743	14,899	101,918	21,171
Other expense	(5,123)	(4,715)	(11,604)	(10,382)
TOTAL OTHER INCOME (EXPENSES)	114,966	79,920	264,310	497,513

NET INCOME (LOSS) BEFORE INCOME TAXES	110,945	(435,361)	152,650	(1,404,408)
PROVISION FOR INCOME TAXES	—	(153)	—	(153)
NET INCOME (LOSS)	$110,945	$(435,514)	$152,650	$(1,404,561)

INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.02)	$0.01	$(0.07)
Fully diluted	$0.01	$(0.02)	$0.01	$(0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2013	2012	2013	2012
NET INCOME (LOSS)	$110,945	$(435,514)	$152,650	$(1,404,561)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	11,893	(28,082)	24,078	79,005
COMPREHENSIVE INCOME (LOSS)	$122,838	$(463,596)	$176,728	$(1,325,556)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$152,650	$(1,404,561)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Gain on sale of Remedent OTC B.V.	—	(521,159)
Depreciation and amortization	179,685	246,451
Inventory reserve	5,951	(751)
Allowance for doubtful accounts	324	(7,372)
Equity investment	(261,522)	(119,376)
Changes in operating assets and liabilities:
Accounts receivable	64,562	220,102
Inventories	17,289	16,927
Prepaid expenses	351,593	415,602
Accounts payable	136,954	52,763
Accrued liabilities	(293,762)	(69,267)
Accrued and unpaid interest on debt	—	17,672
Due to related parties	145,188	(20,470)
Deferred revenue	(50,891)	136,530
Net cash provided by operating activities	448,021	(1,036,909)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of Remedent OTC B.V.	—	667,300
Purchases of patent rights	(2,436)	(31,598)
Purchases of equipment	(62,859)	(112,091)
Net cash used by investing activities	(65,295)	523,611
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	—	132,820
Net (repayments of) capital leases and notes payable	(67,076)	(76,799)
(Repayments of) proceeds from line of credit	(292,647)	378,591
Net cash provided by financing activities	(359,723)	434,612
NET (DECREASE) INCREASE IN CASH	23,003	(78,686)
Effect of exchange rate changes on cash and cash equivalents	11,885	(111,908)
CASH AND CASH EQUIVALENTS, BEGINNING	64,504	203,584
CASH AND CASH EQUIVALENTS, ENDING	$99,392	$12,990
Supplemental Information:
Interest paid	$49,855	$124,093
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental  tooth whitening products which are distributed in Europe, Asia and the United States. The Company manufactures many of its products in Ghent, Belgium as well as outsourced manufacturing in its facility in Beijing, China.  The Company distributes its products using both its own internal sales force and through the use of third party distributors.

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

As of December 31, 2013 the Company had working capital deficit of $2,317,601 and an accumulated deficit of $21,451,921. In the second half of the financial year ending March 31, 2013 management of the Company has taken measures to reduce general expenses and to increase sales prices which should have a positive impact on the results, the cash flow and the liquidity of the Company.  Management is also convinced that, in case of necessity, important cash flows can be generated by the sale of investments of the Company. However, additional funding may be required in order to support the Company’s operations and the execution of its business plan. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 15, 2013 with the SEC. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at December 31, 2013.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the year ended March 31, 2014. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2013, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Nine months ended December 31, 2013	Year ended March 31, 2013
Product warranty liability:
Opening balance	$19,301	$20,019
Accruals for product warranties issued in the period	—	(973)
Adjustments to liabilities for pre-existing warranties	1,294	255
Ending liability	$20,595	$19,301

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $20,595 and $19,301 as of December 31, 2013 and March 31, 2013, respectively.

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

At each of December 31, 2013 and March 31, 2013, the Company had 19,995,969, shares of common stock issued and outstanding.  At December 31, 2013 and March 31, 2013, the Company had Nil and 3,848,379 warrants outstanding respectively and 1,795,000 and 1,795,000 options outstanding respectively.  As of December 31, 2012, all outstanding warrants and options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three  and nine month periods ended December 31, 2013 and December 31, 2012 respectively, it would have excluded all warrants and all options respectively since the Company’s average share trading price during the three month and nine month periods ended December 31, 2013 and December 31, 2012 were less than the exercise price of all other warrants and options.

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $24,078 and $79,005 for the nine months ended December 31, 2013 and 2012, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs

Not yet adopted

In April 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.  Under the new standard, an organization will be required to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.”  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  In addition, the new standard provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation method of accounting.  The new standard is effective for entities that determine liquidation is imminent during annual periods beginning after December 15, 2013, and interim reporting periods therein.  Entities are to apply the requirements prospectively from the day that liquidation becomes imminent, and early adoption is permitted.  We are currently unable to determine the impact on our financial statements of the new standard should we be required to adopt it in the future.

3.     LONG-TERM INVESTMENTS

REMEDENT OTC BV

In connection with the restructuring of the Company’s OTC business in December 2008, the Company controlled Remedent OTC BV until December 31, 2011 through its board representations. As agreed upon in the Voting Agreement, after December 31, 2011, the Company had one board representation and consequently no longer controlled its investment in Remedent OTC BV. As such, the financials of Remedent OTC BV are no longer included in the consolidated Financial Statements but accounted for through the equity method. No gain or loss was recorded on the deconsolidation. After December 31, 2011, the Company still owned 50% of Remedent OTC BV.

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
$1,470,776

For the nine month periods ended December 31, 2013 and December 31, 2012 the Company recorded equity income of $261,522 and $268,440 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

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

Effective December 3, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with BNP Paribas Fortis Bank, a Belgian Bank, pursuant to which the Company borrowed $132,820 (€100.000). The loan bears interest of 3.68 % per annum and is repayable in 24 equal monthly installments of € 4,331 ($5,573 at the closing rate of March 31, 2013). No additional guaranties (see note 13 - secured debt agreements (2)) were required.

As of December 31, 2013 the Company has recorded $17,238 as a current liability and the balance of $49,378 as long term (March 31, 2013, $63,728 and $49,378 respectively).

5.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At December 31, 2013, five customers accounted for 53.22% of the Company’s trade accounts receivables, and one customer accounted for 39.33%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the nine months ended December 31, 2013 the Company had five suppliers who accounted for 20.61% of  gross purchases. For the nine months ended December 31, 2012 the Company had five suppliers who accounted for 20.66% of gross purchases.

Revenues —  For the nine months ended December 31, 2013 the Company had five customers that accounted for 74.38% of total revenues. For the nine months ended December 31, 2012 the Company had five customers that accounted for 68.44% of total revenues.

Foreign customers accounted for 100% of the Company’s sales for the nine month period ended December 31, 2013 (2012 - 100%).

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	December 31, 2013	March 31, 2013
Accounts receivable, gross	$888,566	$952,804
Less: allowance for doubtful accounts	(5,157)	(4,833)
Accounts receivable, net	$883,409	$947,971

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31, 2013	March 31, 2013
Raw materials	$30,018	$38,452
Components	200,904	214,723
Finished goods	838,271	827,356
	1,069,193	1,080,531
Less: reserve for obsolescence	(94,675)	(88,724)
Net inventory	$974,518	$991,807

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	December 31, 2013	March 31, 2013
Prepaid materials and components	$45,321	$196,876
Prepaid Consulting	—	73,854
VAT payments in excess of VAT receipts	16,427	41,241
Prepaid trade show expenses	—	4,632
Prepaid rent	128,375	129,957
Other	24,784	119,940
	$214,907	$566,500

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2013	March 31, 2013
Furniture and Fixtures	$599,950	$596,471
Machinery and Equipment	1,679,149	1,619,770
	2,279,099	2,216,241
Accumulated depreciation	(1,679,694)	(1,521,157)
Property & equipment, net	$599,405	$695,084

10.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”). The Facility is secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO.

Effective September 3, 2013 we have agreed to repay our line of credit of € 495.000 (US $679,635) in 10 installments of € 49.500 (US $67,964) + an interest of 3,6 % per year commencing November 1, 2013, with the last payment due on August 1, 2014.

11.   LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $345,863).

The lease requires a monthly payment of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract.

The net book value as of December 31, 2013 and March 31, 2013 of the equipment subject to the foregoing lease was $101,798 and $160,056 respectively.

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of March 31, 2013:

Year ending March 31:	$

2014		20,708
2015		83,509
2016		—
Later years		—
Total minimum lease payments		104,217
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments		—
Net minimum lease payments		104,217
Less: Amount representing interest (*)		2,419
Present value of minimum lease payments (**)		$101,798

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.
** Reflected in the balance sheet as current and non-current obligations under capital leases of $19,812 and $81,986 respectively.

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

Secured Debt Agreements (2)

On December 3, 2012, the Company obtained a loan in the principal amount of € 100,000 (the “Loan”) from BNP Paribas Fortis bank, to be repaid over the next 24 months. The loan is secured by a lien on the assets of Remedent N.V. as already granted for the use of our existing Credit Line Facility. The maturity date of the Loan is January 2, 2015 at an interest rate of 3.68% to be repaid in monthly installments of € 4,331 ($5,946).

12.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the nine month periods ended December 31, 2013 and 2012 respectively, the Company incurred $172,764 and $407,708 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and in management’s opinion reflects arms’ length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2013	March 31, 2013
Accrued employee benefit taxes and payroll	$316,246	$397,666
Accrued travel	6,865	9,650
Accrued audit and tax preparation fees	15,186	14,264
Reserve for warranty costs	20,595	19,301
Advances received on account	—	11,823
Accrued advertising	7,438	9,864
Accrued interest	3,433	12,578
Accrued consulting fees	1,500	2,500
Other accrued expenses	72,039	259,418
	$443,302	$737,064

14.	EQUITY COMPENSATION PLANS

As of December 31, 2013, the Company had three equity compensation plans approved by its stockholders (1) the 2001 Incentive and Non-statutory Stock Option Plan (the “2001 Plan”), (2) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (3) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, the Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of December 31, 2013 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2013	12,500	2.00	432,500	0.96	1,000,000	1.21	350,000	0.97
Options outstanding and exercisable December 31, 2013	12,500	2.00	432,500	0.96	1,000,000	1.21	350,000	0.97
Exercise price range	$2.00		$0.50 - $2.46		$0.50 - $1.75		$0.39 - 1.75
Weighted average remaining life	0.27 years		4.65 years		4.37 years		2.8 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000		$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$	..97	NA
Total	2,265,000		$1.10	605,000

For the nine month periods ended December 31, 2013 and December 31, 2012 the Company recognized $Nil (2012 — $Nil) in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the nine month periods ended December 31, 2013 and December 31, 2012.

15.	COMMON STOCK WARRANTS AND OTHER OPTIONS

As of December 31, 2013 and March 31, 2013, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants outstanding and exercisable March 31, 2013	3,738,379	$1.40
Expired in the period	(3,738,379)
Warrants outstanding and exercisable December 31, 2013	—

16.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., GlamSmile Deutschland GmbH and GlamSmile Rome SRL in Europe.

17.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of  €5,713 per month for the total location ($7,844 per month at December 31, 2013).

Additionally, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of  € 969 per month for the total location ($1,330 per month at December 31, 2013).

Finally, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant to a six year lease commencing July 1, 2011, at a base rent of €6,500 per month for the total location ($8,925 per month at December 31, 2013).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at December 31, 2013:

March 31, 2014	108,826
March 31, 2015	387,423
March 31, 2016	291,542
March 31, 2017	251,160
After five years	144,237
Total:	$1,183,188

18.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		December 31, 2013		March 31, 2013
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$99,392	$99,392	$64,504	$64,504
Accounts receivable	2	$883,409	$883,409	$947,971	$947,971
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$2,703,094	$2,703,094	$2,441,572	$2,441,572
Long term investments and advances MFI	2	$787,339	$787,339	$787,339	$787,339
Line of credit	2	$543,708	$543,708	$836,355	$836,355
Short term debt	2	$2,147,190	$2,147,190	$1,214,266	$1,214,266
Deferred revenue	2	$98,238	$98,238	$149,129	$149,129
Accounts payable	2	$1,112,201	$1,112,201	$971,813	$971,813
Accrued liabilities	2	$443,302	$443,302	$737,064	$737,064
Long term debt	2	$131,364	$131,364	$1,131,364	$1,131,364

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine month periods ended December 31, 2013 or December 31, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Nine month period ended December 31, 2013
Long term investments and advances:
Beginning balance	$2,441,572
Gains (losses) included in net loss	261,522
Transfers in (out of level 3)	—

Ending balance	$2,703,094

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and nine months ended December 31, 2013 and December 31, 2012. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 15, 2013 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:
	For the three months ended December 31,		For the nine months ended December 31,
	2013	2012	2013	2012

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	26.67%	49.22%	32.08%	55.38%
GROSS PROFIT	73.33%	50.78%	67.92%	44.62%
OPERATING EXPENSES
Research and development	2.72%	2.00%	2.57%	2.79%
Sales and marketing	20.09%	30.88%	22.30%	36.24%
General and administrative	44.02%	78.94%	40.14%	110.86%
Depreciation and amortization	6.97%	10.13%	7.71%	15.67%
TOTAL OPERATING EXPENSES	73.80%	121.95%	72.71%	165.57%
INCOME (LOSS) FROM OPERATIONS	(0.46)%	(71.18)%	(4.79)%	(120.95)%
Other income (expense)	13.28%	11.04%	11.33%	31.64%
NET INCOME (LOSS) BEFORE TAXES	12.81%	(60.14)%	6.55%	(89.31)%
INCOME TAXES	(0.00)%	(0.02)%	(0.00)%	(0.01)%
NET INCOME (LOSS)	12.81%	(60.16)%	6.55%	(89.32)%

Net Sales
We experienced a sales increase for the three months ended December 31, 2013 of $141,945 or 19.6% to $865,897 as compared to $723,952 for the three months ended December 31, 2012.

Net sales increased by approximately 48.3% to $2,332,007 for the nine months ended December 31, 2013 as compared to $1,572,511 for the nine months ended December 31, 2012.  The increase in sales is primarily due increased sales of veneers, veneer related (“Smile Me Mirror”) and our River 8 related products.

Cost of Sales
Our cost of sales decreased for the three months ended December 31, 2013 by $125,442 or 35.2% to $230,914 as compared to $356,356 for the three months ended December 31, 2012. Cost of sales, as a percentage of net sales, has decreased to 26.67% in the quarter ended December 31, 2013 as compared to 49.22% in the quarter ended December 31, 2012.

Cost of sales decreased by $122,736, approximately 14.1%, to $748,065 for the nine months ended December 31, 2013 as compared to $870,801 for the nine months ended December 31, 2012.  The decrease in cost of sales and cost of sales as a percentage of sales is primarily because of new production strategies which have enabled us to reduce our production costs.

Gross Profit
Our gross profit increased by $267,387 or 72.7%, to $634,983 for the three month period ended December 31, 2013 as compared to $367,596 for the three month period ended December 31, 2012. Our gross profit as a percentage of sales increased to 73.33% in the three months ended December 31, 2013 as compared to 50.78% for the three months ended December 31, 2012. Our gross profit has increased because of increased sales, improved pricing of our veneers, and improved production processes.

Our gross profit increased by $882,232 or 125.7%, to $1,583,942 for the nine months ended December 31, 2013 as compared to $701,710 for the nine months ended December 31, 2012. Our gross profit as a percentage of sales increased to 67.92% in the nine months ended December 31, 2013 as compared to 44.62% for the nine months ended December 31, 2012 primarily because of increased sales of our existing and new launched products and increased pricing of our veneers.

Operating Expenses

Research and Development. Our research and development costs increased by $9,026 or 62.2% to $23,535 for the three months ended December 31, 2013 as compared to $14,509 for the three months ended December 31, 2012.  The decrease in our research and development costs was primarily because of nonrecurring costs with respect to the “Smile Me Mirror” concept which is in its final phase before being launched.

Our research and development expenses increased $15,872 to $59,820 for the nine months ended December 31, 2013 as compared to $43,948 for the nine months ended December 31, 2012, an increase of 36.1%.  Research and development expenses have increased primarily because of increased efforts in the final phase before launching the “Smile Me Mirror”.

Sales and marketing costs. Our sales and marketing costs decreased by $49,643 or 22.2% to $173,927 for the three months ended December 31, 2013 as compared to $223,570 for the three months ended December 31, 2012. The decrease is largely due to our internal reorganization which took place at the year-end of 2012.

Our sales and marketing costs decreased by $49,939 or 8.8% to $519,930 for the nine months ended December 31, 2013 as compared to $569,869 for the nine months ended December 31, 2012. The decrease in sales and marketing costs as compared to the nine months ended December 31, 2012 is a result of our internal reorganization which took place at the year-end of 2012.

General and administrative costs. Our general and administrative costs for the three months ended December 31, 2013 and 2012 were $381,160 and $571,464 respectively, representing a decrease of $190,304 or 33.3%. Our general and administrative costs for the nine months ended December 31, 2013 and 2012 were $936,167 and $1,743,363 respectively, representing a decrease of $807,196 or 46.3%.   The decrease in general and administrative costs as compared to the nine months ended December 31, 2012 is a result of the reorganization and downsizing of our European Divisions by optimizing our processes thereby allowing us to reduce overall costs.

Depreciation and amortization.   Our depreciation and amortization expense decreased by $12,952 or 17.7% to $60,382 for the three months ended December 31, 2013 as compared to $73,334 for the three months ended December 31, 2012. Our depreciation and amortization decreased $66,766 or 27.1%, to $179,685 for the nine months ended December 31, 2013 as compared to $246,451 for the nine months ended December 31, 2012.   The decrease is because previous investments in machinery and equipment are now fully amortized.

Other income (expense).  Our other income (expense) was $114,966 for the three months ended December 31, 2013 as compared to $79,920 for the three months ended December 31, 2012, an increase of $35,046 or 43.9%. The increase in other income was primarily because of an exceptional and non recurring recharge to a third party for services that were performed by the company.

Our other income was $264,310 for the nine months ended December 31, 2013 as compared to $497,513 for the nine months ended December 31, 2012, a decrease in other income of $233,203.   The decrease in other income was primarily because of the one-time gain on the sale of our OTC division in the 2012 comparative period.

Internal and External Sources of Liquidity

As of December 31, 2013, we had current assets of $2,172,226 compared to $2,570,782 at March 31, 2013. This decrease of $398,556 was primarily due to an increase in cash of $34,888 offset by a decrease in accounts receivable of $64,562, a decrease in prepaid expenses of $351,593 and a decrease of $17,289 in inventories.

As of December 31, 2013, we had cash and cash equivalents of $99,392. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

 Cash and Cash equivalents

Our balance sheet at December 31, 2013 reflects cash of $99,392 as compared to $64,504 as of March 31, 2013, a decrease of $34,888.

Operations

Net cash  provided by (used by) operations was $$448,021 for the nine months ended December 31, 2013 as compared to net cash used by operations of $(1,036,909) for the nine months ended December 31, 2012.  The increase of $1,484,930 in net cash provided by operations for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 is primarily because we recognized net income of $152,650 as opposed to a net loss of $(1,404,561).

Investing activities

Net cash (used by) provided by investing activities totaled $(65,295) for the nine months ended December 31, 2013 as compared to $523,611 in the nine months ended December 31, 2012. Cash used in the nine months ended December 31, 2013 and 2012 was primarily for investing in equipment.  We received a total of $667,300 in the comparative period as proceeds from the sale of our OTC division.

Financing activities

Net cash (used by) provided by financing activities totaled $(359,723) for the nine months ended December 31, 2013, as compared to $434,612 for the nine months ended December 31, 2012.

The decrease in the net cash provided by financing activities in the nine month period ended December 31, 2013 of $794,335 was primarily as a result of our decrease in our line of credit.

During the nine months ended December 31, 2013 and December 31, 2012, we recognized an increase/ (decrease) in cash and cash equivalents of $11,885 and $(111,908), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

 There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2013 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: February 14, 2014	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2014	By:	/s/ Philippe Van Acker
Name: Philippe Van Acker
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

