Form 10-K
period 2014-03-31
REMEDENT, INC.
filed 2014-07-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed third fiscal quarter, December 31, 2013, was approximately $1,999,597.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” and this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of July 14, 2014 was 19,995,969.

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

In the latter part of 2008, our Board of Directors approved a strategic plan to separate our OTC business from our professional business, allowing us to focus on the development, marketing and distribution of our products for the professional dental market.  In December 2008, we completed a restructuring in the form of a management-led buyout of 50% of our OTC retail business (“2008 Restructuring”).  The buyout was led by Mr. Robin List, our former director and Chief Executive Officer, with financing provided by a non-affiliated foreign investment fund.  In connection with the strategic plan, we effected our OTC restructuring through a series of transactions involving subsidiary formations, contributions of subsidiary(ies) interests and sales of stock interests through subsidiary transactions.  As a result of the series of transactions related to the sale, Remedent Inc. retained 50% of  Remedent OTC BV, a Dutch company (“Remedent OTC”) with Mr. List owning the other 50%. Remedent OTC owned and held a 75% ownership interest in Sylphar Holding BV, a Dutch holding company which owned and held the OTC operating subsidiaries  (“Sylphar Holding”), together with Concordia Fund B.V. who owned 25% of Sylphar Holding.  As a result of Remedent, Inc.’s ownership interest in Remedent OTC, Remedent, Inc. held an ownership interest equal to 37.5% interest in Sylphar Holding.   As a result of the sale, all of the OTC business previously directly operated by us was operated and held by Sylphar Holding. In addition, following the restructuring we have focused our business primarily on the marketing and distribution of our GlamSmile Veneers.

Effective July 13, 2012 and as amended February 7, 2013 the Company sold 100 % of its interest in Remedent OTC BV.

In January, 2010 we formed a joint venture with Gallant Network Limited (“Gallant”) to formalize our GlamSmile operations in China.   In order to sell our products into the Chinese market, an approval by Chinese authorities is required, in the form of licenses. Since GlamSmile Asia Ltd., a private Hong Kong company (“GlamSmile Asia”), was already the owner of such licenses prior to the acquisition, this was an important advantage.  We obtained control of GlamSmile Asia through the acquisition of a 50.98% interest in exchange for (i) 325,000 Euro (US $466,725), of which 50,000 Euro was payable as of March 31, 2010, (ii) 250,000 shares of common stock was originally agreed to be issued during the fiscal year ended March 31, 2011 and then subsequently amended to be issued during fiscal year ended March 31, 2015  and (iii) option grants of up to 300,000 shares of our common stock, of which 200,000 shares were granted as of March 31, 2011.

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

On January 30, 2014, we sold a total of 2,500,000 ordinary shares of our investment in Glamsmile Dental Technology Ltd. for an aggregate consideration of $3,000,000 to Glamsmile Dental Technology Ltd. As a result of the Sales of Shares, the equity ownership of Glamsmile Dental, on an as converted basis, was before the sale of shares as follows: 31.4% by the Investors, 39.2 % by Gallant, and 29.4% by the Company, and after the sale as follows: 34.9% by the Investors, 43.6% by Gallant, and 21.5% by the Company. Mr. De Vreese, our chairman, will remain as a director of Glamsmile Dental along with Mr. David Lok, who is the Chief Executive Officer and director of Glamsmile Dental and principal of Gallant.

On January 16, 2014, the Company invested in the start-up capital of Biotech Dental Benelux N.V., a Belgium corporation in exchange for 50% of its Shares. Biotech Dental Benelux has been founded to market and sell dental implants for the Territory of Belgium, The Netherlands and Luxemburg which allows the company to enlarge its product range.

We have the following wholly owned subsidiaries:  (1) Remedent N.V., a Belgium corporation; (2) Remedent Professional Holdings, Inc., a California corporation; (3) Remedent Professional, Inc., a California corporation (a subsidiary of Remedent Professional Holdings, Inc.), and (4) Glamtech-USA, Inc., a Delaware corporation.  In addition, Remedent N.V., our wholly-owned subsidiary,  has (A) a 51% ownership interest in GlamSmile Deutschland GmbH, a German private company, (B) a 80% ownership interest in GlamSmile Rome SRL (an Italian private Company) and a 50% ownership interest in Biotech Dental Benelux N.V. (a Belgium private Company) . In addition, Remedent, N.V. owns a 21,5% ownership interest in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% Guangzhou Dental Clinic Co., Ltd. and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd.

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

Current Products

We currently have three primary products: ‘River 8’ , a ‘prefab’ veneer; our custom-made GlamSmile Veneers and the SmileMe mirror.

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

Our GlamSmile involves a proprietary veneer fabrication technique and a patented single-motion veneer placement tray which are both guided by a proprietary computer imaging, design and digital preview system. The unique tray delivery system lets dentists expertly seat 10 ultra-thin, custom veneers in less than an hour while preserving tooth structure. All the features of GlamSmile, together with the CAD/CAM technology, digital preview for dentists to evaluate the design and a unique full arch tray delivery system used in conjunction with minimally or no preparation ultrathin veneers, have revolutionized the art of veneering.

Our GlamSmile veneers are ultra-thin claddings made from a mixture of a hybrid composite and porcelain materials which are attached to the front of the patient’s teeth.  GlamSmile veneers are ultra-thin and can best be compared to contact lenses in terms of thickness. Because GlamSmile veneers are so thin, the dentist does not need to remove healthy tooth structure. Leaving the patient’s healthy tooth structure intact results in several important benefits:

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

SmileMe Mirror

The SmileMe Mirror is an integrated comprehensive marketing concept for the dental practice as if it were a plug-and-play tool. In fact, the Mirror enables the dentist to offer his patients a complete Smile Consultation in under 10 minutes. The SmileMe Mirror has a range of apps to assist the dentist with every step of Smile Consultancy: use SmileSketch to visualize the potential of smile makeover, discover what the patient actually desires with Smile Analysis, or explain the benefits of certain treatments with our various Treatment Pages.

Dental animations are not new, but we understood how to visualize dentistry in a way that makes patients feel comfortable. What on first glance might look like 13 simple questions is in fact a carefully crafted Smile Analysis. This list has been fine- tuned over the years by dental marketing experts and was specifically designed to make patients express their feelings and desires regarding their smiles. It’s the quickest way to understand what the patient actually expect from the dentist.

Perhaps the most distinct functionality of the SmileMe Mirror is SmileSketch, a quick and easy simulation software. By using the latest wireless and touch-screen technologies, the dentist needs no more than 30 seconds to make an attractive sketch of what the patient could look like. Very much like an artist’s initial sketch.

Marketing and Distribution

We market our products to the dental professional using our business to business strategies (“B2B”), and we also market our products directly to the consumers in Asia, Europe and the Middle East using our direct to consumer model (“B2C”).  Our products are sold to dental professionals in 28 countries through distributors. We previously sold our GlamSmile product in the United States and throughout the world with the exception of certain excluded territories and certain B2C markets pursuant to a distribution agreement. However, on March 27, 2012, the distribution agreements with Den-Mat were terminated pursuant to a certain Termination and Distribution Agreement with Den-Mat (“Den-Mat Distribution Agreement”). Pursuant to the Den-Mat Distribution Agreement, we granted Den-Mat a non-exclusive, irrevocable, perpetual, royalty free, license to use within certain territory, which among other territories excludes China, Macau, Hong Kong, and Taiwan, the intellectual property that was the subject of the license to Den-Mat under the Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009, as amended from time to time (“Prior Agreements”), as such intellectual property relates the products which was the subject of the Prior Agreements. In connection with the termination of the Prior Agreements, under the Den-Mat Distribution Agreement, Den-Mat agreed paid us $200,000. We currently sell our products in Asia, Europe and the Middle East directly to consumers using our direct to consumer model, which includes our GlamSmile Smile Design-Virtual Studio, and GlamSmile Studios.

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

We have begun to market our products through our Smile Consultancy Concept and through the establishment of our GlamSmile Studios in Asia, with a primary focus on China, and Europe.   We currently have an ownership interest in the following Glamsmile Studios:

•	Beijing Glamsmile Studio . Through Glamsmile Asia and its subsidiaries we opened a GlamSmile clinic in Beijing, China, during the third calendar quarter of 2009. The Beijing GlamSmile clinic was the first dental spa to offer pain free cosmetic dentistry in Beijing.

•	Hong Kong Dental Spa . In April 2010, through GlamSmile Asia Ltd. we expanded our business to consumer model in the Asian market by opening a dental spa in Hong Kong.

•	Munich, Germany Glamsmile Studio . In October 2010, through GlamSmile Deutschland GmbH a studio in Munich, Germany was opened.

•	Shanghai Studio . In February 2011, we opened the Shanghai Studio through GlamSmile Asia.

•	Rome, Italian Glamsmile Studio . In June 2011, through GlamSmile Rome SRL a studio in Rome, Italy was opened.

•	Wenzhou Studio . In February 2012, we opened the Wenzhou Studio through GlamSmile Asia.

•	Guangzhou Studio . In October 2013; we opened the Guangzhou Studio throught GlamSmile Asia; the third largest city in Mainland China, with a population of 13 million.

•	Wuhan Studio . Planned to open in August 2014.

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

Cosmetic Dentistry Industry

The cosmetic dental industry has expanded into a multi-billion industry as a result of increased awareness of the importance of oral health, high aesthetics, improved dental treatments, and reduced patient discomfort.  An increasingly aging population and rising disposable income have also positively impacted the growth of cosmetic dentistry. Demand for dental products and services are forecasted to remain healthy due to growing incidences of cosmetic treatments and dental implants.  According to a  report published by Koncepts Analytics, the dental industry worldwide was estimated at about $18.8 billion in 2008, dominated by the US, Europe and Japan, which collectively accounted for more than 84% of the global revenue in 2007. The United States Dental Market was nearly $7.6 billion in 2007, projected to grow to almost $8 billion in 2008 and nearly $10 billion by 2013, representing a compound annual growth rate of 4.7%. In 2012 a new estimation was brought forward in a study announcing that the growth rate would rise to a yearly 6,8%, representing a market at the end of 2014 of nearly $ 20 billion. The American Academy of Cosmetic Dentistry estimates that Americans spend about $2.75 billion each year on cosmetic dentistry. The growth of this market is expected to be highest in the United States and EU where the generation of aging baby boomers can afford these quality but expensive dental procedures. Also expected to be a catalyst for the growth and popularity of cosmetic treatments and implants is the younger generation. Further, emerging technologies will reduce the overall turnaround time for dental procedures while improving efficiency of the dental practitioners. For example, introduction of CAD/CAM has reduced designing time and 3D imaging techniques have improved patient diagnosis and procedure planning. Changing consumer needs and a shift towards cosmetic dentistry will drive the market for high end dental solutions.

In China and other parts of Asia there has been a rapid growth in living standards. China’s young, emerging middle class is beginning to equate accumulation of possessions and leisure opportunities with quality of life. An estimated 415,000 Chinese had more than $1 million in disposable assets in 2007, more than any other country, according to the Merrill-Lynch Asia-Pacific Wealth Report. Up to 170 million people, or 13% of the population, can afford luxury brands and the number will increase in the years to come. These regions have a huge potential for growth in cosmetic dentistry due to low market penetration. Consequently, these countries are exhibiting high demand for modern and sophisticated technology and equipment in the dental market. Overall demand for dental products in China is expected to climb to 11% annually through 2012. In a report published by Millennium Research Group with regard to Chinese markets for Dental Implants, a similar target market as that for our GlamSmile products, finds that this emerging market is growing quickly at a compound annual growth rate of more than 35%. A strong driver of this growth is the deregulation of dental services in China. Dental services in China are generally provided in government-managed facilities; however, ongoing deregulation of dental services is resulting in the emergence of an increased number of private dental practices and increasing accessibility to dental services. Another major driver in the Chinese market is the frequency of teeth stained by Tetracycline. For decades, Tetracycline was one of the most prescribed antibiotics in China causing many individuals to suffer from stained teeth. Excessive use of fluoride in drinking water causes a similar problem. When tetracycline exposure occurs while teeth are forming, it creates a permanent gray or brown stain, causing either uniform discoloration of the entire tooth or forming horizontal bands of stain of varying intensity that can range from mild to very dark. Veneers are the treatment of choice for this condition. In 2008, the Asia-Pacific market for dental prosthetics (crowns, bridges and dentures) was valued at over $6 billion. The Asia-Pacific market includes Australia, Japan and South Korea. The aging population and greater demand for aesthetic dentistry are driving forces in the prosthetics market. The global economic crisis, which began in 2008, has led to a slowdown in the overall market; however, the market is expected to grow over the forecast period, reaching $7.2 billion by 2015.

We believe that our GlamSmile products which are affordable in comparison to traditional veneers, pain free, easy to apply, and provide instant results make us uniquely positioned to capitalize on the market trends in Asia, Europe, Middle East and the United States.

Growth Strategy

Today, our strategic plan is to focus our vertically integrated development, manufacturing and marketing resources on selling our GlamSmile veneers direct to consumers by using all forms of direct response media including the internet, print, radio, television and social network media, to expand our presence in China and Europe.  In our marketing efforts we intend to emphasize the ease, convenience, affordability and dramatic, instant results as demonstrated by before and after photos that are attained as a result of GlamSmile veneers. We will also feature our “Until You Smile” satisfaction guarantee. Using the success formula we experienced in China and Belgium using a "Smile Consultant" to help maintain control of the sales process and close the sale, our distribution will be through both owned and operated Glamsmile Studios as well as affiliations with existing dental practices and partner retail centers in Asia, Middle East and Europe.

Our current strategic marketing and distribution plan includes a combination of owned and licensed GlamSmile centers depending upon the size and location of the market, with us managing the marketing efforts, patient communications and sales process. We established two geographic divisions, Asia and Europe, each of which will promote GlamSmile veneer treatments in their respective territories. We plan to establish three types of GlamSmile Centers depending upon market factors and government regulation.

•	Owned Centers . These are centers in which the Company will own, control and/or manage all aspects of the operation including the facilities, equipment, personnel, marketing, insurance risk and other operating costs and will either employ or contract with dentists to perform the necessary dental services. In China, we will continue to principally rely on our owned and operated dental GlamSmile clinics or centers.

•	Licensed Centers . In many markets we will seek to identify and recruit cosmetic dentists that have existing practices and who endorse the GlamSmile veneer products. In these markets, we will contract with dental practices and the Company will recognize revenue through the sale of veneer trays plus marketing and other service fees to be charged to the dentist for services performed by the Company.

•	Distributors . In markets where we lack the expertise with respect to managing marketing and where local regulation and/or custom may make it impractical to deploy an owned or licensed center approach we will look to appoint distributors who will be granted exclusive rights to market and distribute our GlamSmile products directly to consumers subject to minimum performance criteria and/or initial territory fees. In this model the distributor will be expected to invest in all marketing and sales conversion costs in their market. Our revenues will be derived principally from sales of our GlamSmile veneer products to the distributor.

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

We previously sold our GlamSmile product in the United States and throughout the world with the exception of certain excluded territories and certain B2C markets pursuant to a distribution agreement. However, on March 27, 2012, the distribution agreements with Den-Mat were terminated pursuant to a certain Termination and Distribution Agreement with Den-Mat (“Den-Mat Distribution Agreement”). Pursuant to the Den-Mat Distribution Agreement, we granted Den-Mat a non-exclusive, irrevocable, perpetual, royalty free, license to use within certain territory, which among other territories excludes China, Macau, Hong Kong, and Taiwan, the intellectual property that was the subject of the license to Den-Mat under the Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009, as amended from time to time (“Prior Agreements”), as such intellectual property relates the products which was the subject of the Prior Agreements. In connection with the termination of the Prior Agreements, under the Den-Mat Distribution Agreement, Den-Mat paid us $200,000. We currently sell our products in Asia, Europe and the Middle East directly to consumers using our direct to consumer model, which includes our GlamSmile Smile Design-Virtual Studio, and GlamSmile Studios.

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

Locations

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($8,189 per month at March 31, 2014).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,969 per month at March 31, 2014).Due to an internal re-organization and in mutual agreement with the unrelated party, the rent agreement was stopped at March 31, 2014.

Thirdly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,337 per month at March 31, 2014).

Manufacturing

Prior to 2003, all of the manufacturing related to our dental products were conducted through third party manufacturers under our supervision thereby minimizing demands on capital resources.  Beginning in 2003, parts of the manufacturing and the majority of the final assembly of our products were brought in-house, thereby improving control over product quality while significantly reducing product costs.  These efforts were expanded significantly during the fiscal year ended March 31, 2006, in particular with regard to the expansion of in-house manufacturing capabilities for our gel products and foam strips. The Company still manufactures products in its facility in Ghent, Belgium, as well as through outsourced manufacturing in Ghent and China.

Research and Development

Our research and development expenses increased $17,487 to $77,475 for the year ended March 31, 2014 as compared to $59,988 for the year ended March 31, 2013, an increase of 29.2%.  Research and development expenses have increased primarily because of the new software product and its fine-tuning, called the SmileMe Mirror, a marketing tool for the dentist which allows him to offer his patients a complete Smile Consultation in under 10 minutes.

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

Major Customers

At March 31, 2014 five customers accounted for a total of 82.08% of the Company’s trade accounts receivable and one of those customers accounted for 40.80% of total accounts receivable. At March 31, 2013 five customers accounted for a total of 72.9% of the Company’s trade accounts receivable and one of those customers accounted for 42.17% of total accounts receivable.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

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

Financial Information About Geographic Areas

Refer to Note 17, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

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

With the exception of a small profit of $16,149 on revenue of $5,234,855 for the fiscal year ended March 31, 2004; a profit of $490,483 on revenue of $9,687,292 for the fiscal year ended March 31, 2012 and a profit of $524,508 on revenue of $2,592,596 for the fiscal year ended March 31, 2014, we have had a history of substantial losses.  Our losses were $981,936 on revenues of $ 2,937,276 for the year ended March 31, 2013, $1,547,175 on revenues of $12,581,708 for the year ended March 31, 2011 and $2,349,915 on revenues of $8,247,960 for the year ended March 31, 2010.  We expect to continue to incur increasing cost of revenues, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there is no assurance that we will be able to achieve or sustain profitability.

Our cash and cash equivalents are insufficient to support our operations and there is substantial doubt exists about our ability to continue as a going concern.

Our cash and cash equivalents of $775,286 as of March 31, 2014 are not sufficient to support our operations through our current fiscal year and we need additional financing. During the year ended March 31, 2013, we have been unable to generate cash flows sufficient to support our operations and have been dependent on loans and strategic partnerships. We remain dependent on outside sources of funding until our results of operations provide positive cash flows. During our current fiscal year, we expect to continue to incur operating losses. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

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

Effective September 3, 2013 we have agreed to repay our line of credit of € 495.000 (US $683,001) in 10 installments of € 49.500 (US $68,300) + an interest of 3,6 % per year commencing November 1, 2013, with the last payment due on August 1, 2014.

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

Our operations are primarily in Europe and Asia and 100% of our sales for the fiscal year ended March 31, 2014 were generated from customers outside of the United States, compared to 100% of our sales for the fiscal year ended March 31, 2013. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

Our present directors and executive officers, and their respective affiliates beneficially owned approximately 26% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Our auditors, Vandelanotte Bedrijfsrevisoren CVBA, are registered with the Public Company Accounting Oversight Board (PCAOB). Our auditors, like any other independent registered public accounting firms operating in Belgium, are not permitted, because of Belgian law restrictions, to be subject to inspections by the PCAOB that assess their compliance with U.S. law and professional standards in connection with performance of audits of financial statements filed with the SEC. As a result, our investors may not realize the potential benefits of such inspections.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008. at a base rent of €5,712 per month for the total location ($8,189 per month at March 31, 2014).

The Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,969 per month at March 31, 2014).Due to an internal re-organization and in mutual agreement with the unrelated party, the rent agreement was stopped at March 31, 2014.

The Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,337 per month at March 31, 2014).

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2012	$0.50	$0.25
Quarter ended September 30, 2012	$0.27	$0.19
Quarter ended December 31, 2012	$0.24	$0.10
Quarter ended March 31, 2013	$0.14	$0.10
Quarter ended June 30, 2013	$0.15	$0.08
Quarter ended September 30, 2013	$0.20	$0.09
Quarter ended December 31, 2013	$0.18	$0.15
Quarter ended March 31, 2014	$0.23	$0.17

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 23, 2014, the number of stockholders of record was approximately 180, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2014, we had three equity compensation plans approved by our stockholders (1) our Incentive and Nonstatutory Stock Option Plan enacted in 2001 (the “2001 Plan”), (2) our 2004 Incentive and Nonstatutory Stock Option Plan (the “2004 Plan”); and (3) our 2007 Equity Incentive Plan (the “2007 Plan”). Our stockholders approved the 2001 Plan reserving 250,000 shares of common stock of the Company pursuant an Information Statement on Schedule 14C filed with the Commission on August 15, 2001. In addition, our stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, our stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by our stockholders, we have issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by us.

The following table provides aggregate information as of March 31, 2014 and March 31, 2013 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding,March 31, 2012	12,500	2.00	532,500	0.96	1,000,000	1.21	350,000	0.97
Options expired	—	—	(100,000)	1.50	—	—	—	—
Options outstanding, March 31, 2013	12,500	2.00	432,500	0.96	1,000,000	1.21	350,000	0.97
Options outstanding and exercisable March 31, 2014	12,500	1.20	432,500	0.84	1,000,000	1.21	350,000	0.97
Options exercisable March 31, 2014	12,500	1.20	432,500	0.96	1,000,000	1.21	350,000	0.97
Exercise price range	$2.00		$0.50 - $2.46		$1.21		$ .39 - 1.75
Weighted average remaining life	0.02 years		4.00 years		4.12 years		2.56 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$0.97	NA
Total	2,265,000	$1.10	605,000

For the years ended March 31, 2014 and March 31, 2013 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.

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

Overview

We design, develop, manufacture and distribute cosmetic dentistry products.  Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we have developed a line of professional veneers as well as a family of teeth whitening products for both professional and “Over-The-Counter” (“OTC”) use, that are distributed in Europe, Asia, Middle East and the United States.  We manufacture many of our products in our facility in Ghent, Belgium as well as outsourced manufacturing in Ghent, China and France. We distribute our products using both our own internal sales force and through the use of third party distributors.  We have established dealers in 20 countries encompassing, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

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

On January 30, 2014, we sold a total of 2,500,000 ordinary shares of our investment in Glamsmile Dental Technology Ltd. for an aggregate consideration of $3,000,000 to Glamsmile Dental Technology Ltd. As a result of the Sales of Shares, the equity ownership of Glamsmile Dental, on an as converted basis, was before the Sales of shares as follows: 31.4% by the Investors, 39.2 % by Gallant, and 29.4% by the Company, and after the sale as follows : 34,9% by the Investors, 43,6% by Gallant, and 21,5% by the Company. Mr. De Vreese, our chairman, will remain as a director of Glamsmile Dental along with Mr. David Lok, who is the Chief Executive Officer and director of Glamsmile Dental and principal of Gallant.

On January 16, 2014, the Company invested in the start-up capital of Biotech Dental Benelux N.V., a Belgium corporation in exchange for 50% of its Shares. Biotech Dental Benelux has been founded to market and sell dental implants for the Territory of Belgium, The Netherlands and Luxemburg which allows the company to enlarge its product range. The first operational results are to be expected during the first quarter of the next fiscal year, the quarter ending June 30, 2014.

Financial Results and Trends

Revenue decreased by approximately 11.7% to $2,592,596 in the year ended March 31, 2014 as compared to $2,937,276 in the year ended March 31, 2013.  In fiscal 2014, we experienced a decline in revenues as a result of an internal re-organization that took place in Europe and the longer than expected time needed to finalize the SmileMe Mirror. The launch was forecasted for the end of the calendar year 2013 but was postponed to June 2014.

Our net income/( loss) attributable to our stockholders was $0.03 for fiscal 2014 and ($0.05) for fiscal 2013. During the year ended March 31, 2014 we recognized $156,620 in equity income from our Asian investment compared to $349,054 at March 31, 2013. Our net income for fiscal 2014 was positively impacted by a gain of $1,582,597 on the sale of shares of our Glamsmile Asian Division (thereby reducing our participation from 29.4% to 21.5% at the end of January 31, 2014) compared to a net income for fiscal 2013 of a gain of $454,430 on the sale of our OTC division.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $477,502 at March 31, 2014 and $88,724 at March 31, 2013.

Prepaid Expense

The Company’s prepaid expense consists of prepayments to suppliers for inventory purchases. Prepaid expenses also include VAT payments made for goods and services in excess of VAT payments received from the sale of products as well as amounts for other prepaid operating expenses.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2014 and March 31, 2013, advertising expense was $309,076 and 283,690 respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2014, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2014	Year ended March 31, 2013
Product warranty liability:
Opening balance	$19,301	$20,019
Accruals for product warranties issued in the period	(12,402)	(973)
Adjustments to liabilities for pre-existing warranties	—	255
Ending liability	$6,899	$19,301

Based upon historical sales trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $6,899 and $19,301 as of March 31, 2014 and March 31, 2013, respectively.

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

At each of March 31, 2014 and 2013, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2014 and 2013, the Company had Nil and 3,378,379 warrants outstanding, respectively and 1,795,000 and 1,795,000 options outstanding, respectively.  All outstanding warrants and options were excluded from the computation of earnings per share for the year ended March 31, 2013 because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2014 and 2013 respectively, it would have excluded all warrants and all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all other warrants and options.

Conversion of Foreign Currencies

The reporting and functional currency for the consolidated financial statements of the Company is the U.S. dollar. The home currency for the Company’s European subsidiaries, Remedent N.V., GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s other comprehensive income for the year ended March 31, 2014 consisted of a gain on foreign currency translation of $153,567 and a fair value adjustment on AFS security in the amount of $171,313. For the year ended March 31, 2013 the Company’s other comprehensive income consisted of a gain on foreign currency translation of $91,006 and a fair value adjustment on AFS security in the amount of $472,561.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs.

Recent Accounting Pronouncements Not Yet Adopted

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

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2014 and 2013

Comparative details of results of operations for the years ended March 31, 20143 and 2013 as a percentage of sales are as follows:

	2014	2013
NET SALES	100.00%	100.00%
COST OF SALES	37.22%	48.80%
GROSS PROFIT	62.78%	51.20%
OPERATING EXPENSES
Research and development	2.99%	2.04%
Sales and marketing	26.33%	26.88%
General and administrative	52.64%	73.34%
Depreciation and amortization	9.26%	10.69%
TOTAL OPERATING EXPENSES	91.22%	112.95%
(LOSS) INCOME FROM OPERATIONS	(28.44)%	(61.75)%
Other income (expense)	48.67%	28.33%
INCOME (LOSS) BEFORE INCOME TAXES & NON-CONTROLLING INTEREST	20.23%	(33.42)%
Income tax expense	—%	(0.01)%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	20.23%	(33.43)%
NON-CONTROLLING INTEREST	—%	—%
NET INCOME (LOSS)	20.23%	(33.43)%

Net Sales

Net sales decreased by approximately 11.7% to $2,592,596 in the year ended March 31, 2014 as compared to $2,937,274 in the year ended March 31, 2013.  In fiscal 2014, we experienced a decline in revenues as a result of an internal re-organization that took place in Europe and the longer than expected time needed to finalize the SmileMe Mirror. The launch was forecasted for the end of the calendar year 2013 but was postponed to June, 2014.

Cost of Sales

Cost of sales decreased approximately 32.7% to $964,951 in the year ended March 31, 2014 as compared to $1,433,349 in the year ended March 31, 2013.

Gross Profit

Our gross profit increased by $123,717 to $1,627,645 for the fiscal year ended March 31, 2014 as compared to $1,503,926 for the year ended March 31, 2013. The increase is mainly due to the increased direct sales which are known for its higher margins.

Operating Expenses

Research and Development .  Our research and development expenses increased $17,487 to $77,475 for the year ended March 31, 2014 as compared to $59,988 for the year ended March 31, 2013, an increase of 29.2% Research and development expenses have increased primarily because of the new software product and its fine-tuning, called the SmileMe Mirror, a marketing tool for the dentist which allows him to offer his patients a complete Smile Consultation in under 10 minutes.

Sales and marketing costs .  Our sales and marketing costs decreased $106,887 to $682,679 or 13.5% for the year ended March 31, 2014 as compared to $789,566 for the year ended March 31, 2013.  The decrease is largely due to the internal reorganization of our European sales and marketing force. We have also closed our German and Italian divisions effective March 31, 2014.

General and administrative costs ..  Our general and administrative costs for the year ended March 31, 2014 and 2013 were $1,364,745 and $2,154,192 respectively, representing a decrease of $789,448 or 36.6%.  The decrease in general and administrative costs as compared to the prior year occurred primarily as a result of the internal reorganization of our European Divisions as explained above.

Depreciation and amortization .  Our depreciation and amortization decreased $73,998 or 23.6%, to $240,025 for the year ended March 31, 2014 as compared to $314,023 for the year ended March 31, 2013. The decrease is largely due to prior important investments in manufacturing equipment that, during the year, became fully depreciated but, are still operational and adequate for the Company’s current needs.

Net interest expense.   Our net interest expense was $129,985 for the year ended March 31, 2014 as compared to $186,034 for the year ended March 31, 2013, a decrease of $56,049 or 30.1%. Interest expense has decreased primarily because of decreased utilization and repayment of our available bank credit line.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2014 reflects cash and cash equivalents of $775,286 as compared to $64,504 as of March 31, 2013, an increase of $710,782.  Net cash used by operations was $103,939 for the year ended March 31, 2014 as compared to net cash used by operations of $946,316 for the year ended March 31, 2013, a decrease year over year of $842,377 in cash used by operations.

As of March 31, 2014, there has been no indication of a trend of increased doubtful accounts.  As a result, at this time, we do not anticipate increased reserves.

Investing Activities

Net cash (used by)/provided by investing activities was $(81,363) for the year ended March 31, 2014 as compared to net cash provided by investing activities of $1,087,582 for the year ended March 31, 2013. During the year ended March 31, 2014 we spent $81,363 on purchases of equipment. During the year ended March 31, 2013 the Company invested in equipment and patents in the amount of $142,821 and $37,467 respectively. During the year ended March 31, 2013 we also received $1,267,870 from the sale of our OTC:BB division.

Financing Activities

Net cash provided by/(used by) financing activities totaled $1,198,816 for the year ended March 31, 2014 as compared to ($213,302) for the year ended March 31, 2013. Net cash provided from financing activities in the year ended March 31, 2014 was higher than in the year ended March 31, 2013 primarily because of the partial sale of our investment in Asia.

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V..  On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate

The latest amendment to the Facility, dated December 3, 2012, reduced the line of credit of Remedent N.V. from a mixed credit line of €1,250,000 (to be used as = € 750,000 straight loans and € 500,000 for advances on accounts receivable) to a Credit line of € 400,000 to be used as straight loans. The repayment of the reduced Credit line is agreed as following: € 500,000 by the end of the quarter ending March 2013 (repaid) and € 250,000 by the end of the quarter ending June 2013.The line of credit carries its own interest rates and fees as provided in the Facility and vary from the current prevailing bank rate of approximately 3.27%, for draws on the credit line, to 9.9% for advances on accounts receivable. As of March 31, 2014 and March 31, 2013, Remedent N.V. had in aggregate, $273,200 and $836,355 in advances outstanding, respectively, under the mixed-use line of credit facilities.

During the years ended March 31, 2014 and March 31, 2013, we recognized an increase/(decrease) in cash and cash equivalents of $(344,963) and $(67,044), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2014, we had current assets of $3,440,693 compared to $2,570,782 at March 31, 2013. This increase of $869,911 was due to an increase in cash of $710,782 and an increase in other receivables of $1,150,000, offset by a decrease in accounts receivable of $160,393, a decrease in inventories of $392,556, and a decrease in prepaid expenses of $437,922.

Current liabilities at March 31, 2014 of $3,849,624 were $59,004 less than current liabilities as at March 31, 2013 of $3,908,628.  The decrease was primarily a result of an increase in the current portion of long term debt of $1,043,137 and an increase in amounts due to related parties of $145,907, offset by a decrease in our line of credit of $563,155, a decrease in accounts payable of $373,254, a decrease in accrued liabilities of $286,761 and a decrease in deferred revenue of $24,878.

Our cash and cash equivalents of $775,286 as of March 31, 2014 are not sufficient to support our operations through our current fiscal year and we need additional financing. During the year ended March 31, 2014, we have been unable to generate cash flows sufficient to support our operations and have been dependent on loans and strategic partnerships. We remain dependent on outside sources of funding until our results of operations provide positive cash flows. During our current fiscal year, we expect to continue to incur operating losses. With our current level of funding, substantial doubt exists about our ability to continue as a going concern.

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

We have supported current operations by raising additional operating cash through loans and strategic partnerships and through the sale of non-core divisions of our business. During the current year ended March 31, 2014 we sold 7.9% of our investment in GlamSmile Asia for $3,000,000 and realized $1,185,000 in cash. Proceeds of the sale will be used to repay our existing bank facility and to reduce our long-term debt.

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

Off-Balance Sheet Arrangements

At March 31, 2014, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

As of March 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2014 based on the COSO criteria.

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

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person	Age	Position
Guy De Vreese	59	Chairman, Chief Executive Officer
Fred Kolsteeg	71	Director
Philippe Van Acker	49	Director, Chief Financial Officer and Chief Accounting Officer

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

Stephen Ross, Director, Chief Financial Officer, Secretary .  Mr. Ross served as our director since August 2001 and as our Secretary since April 2002.  He also served as our Chief Financial Officer from August 2001 until March 2005.  He was reappointed as Chief Financial Officer, effective December 18, 2008.  From February 1998 through January 2001, Mr. Ross was CFO of Dental & Medical Diagnostic Systems, Inc., a company that developed and marketed high-tech dental equipment and declared bankruptcy in July 2001.  Commencing in 1996 and terminating February 1998, Mr. Ross served as a senior management consultant with Kibel and Green, a corporate restructuring and management firm.  Prior to working for Kibel and Green, Mr. Ross served as CFO and co-founder of a personal care company, and as tax manager with an accounting firm.  Mr. Ross resides in Los Angeles, California. Our Board believes that  Mr. Ross’ financial background, relevant expertise in our industry and knowledge of our company gained by serving as our CFO provide special insight and perspective for our Board. Our Board believes that Mr. Ross’ leadership and management experience at multiple companies enables him to provide our Board with critical perspectives on issues important to our business. In addition, our Board believes that our CFO should serve on the Board of Directors to facilitate direct access and open communication on issues relating to internal controls over financial reporting.

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

Code of Ethics

We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. A copy of our Code of Ethics is available to any stockholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2014, were timely filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2014 and March 31, 2013, respectively:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)			Total ($) (j)

Guy De Vreese, CEO and Chairman	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$	nil	(1)	$	Nil	(1)
	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$324,692	(1)		$324,692	(1)

Philippe Van Acker,	2014	$185,666	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$185,666
Chief Accounting Officer, Director	2013	$175,783	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$175,783

Stephen Ross	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$-0-
Former CFO & Director	2013	$45,000	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$45,000

(1)	These amounts are consulting fees, including a car allowance paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2014.  As of March 31, 2014, there were no outstanding stock awards and columns (g) through (j) have been omitted.

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

Our directors did not receive any compensation for board services during the fiscal year ended March 31, 2014.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of  June 30, 2014.  The information in this table provides the ownership information for:

a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares.  Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Common stock beneficially owned and percentage ownership is based on 19,995,969 shares outstanding as of June 30, 2014.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Guy De Vreese, CEO, Chairman (2)
Zuiderlaan 1-3, bx 8
9000Ghent, Belgium	4,733,680	23.67%

Philippe Van Acker, Chief Financial Officer, Chief Accounting Officer, Director (3)
Zuiderlaan 1-3, bx 8
9000 Ghent, Belgium	225,000	1.13%

Stephen Ross, former CFO, Secretary, Director (4)
1921 Malcolm #101
Los Angeles, CA 90025	576,327	2.88%

Fred Kolsteeg, Director (5)
Managelaantje 10
3062 CV Rotterdam
The Netherlands	295,000	1.48%

All Officers and Directors as a Group (4 persons)	5,945,007	29.16%

5% or Greater Stockholders

Sternberg Stuart	2,533,793	12.67%

*       Less than one percent

1.	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

2.	Guy De Vreese holds 3,304,426 shares in his own name, which such amount includes 100,000 shares of common stock underlying options which vested on September 17, 2007 and have an exercise price of $1.75 per share; 72,787 shares of common stock held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese; 6,467 shares of common stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese; and 1,400,000 shares of common stock held in the name of Lausha HK, a Hong Kong company controlled by Guy De Vreese.

3.	Includes 75,000 shares of common stock underlying options which vested on December 2005 and have an exercise price of $2.46 per share; 50,000 shares of common stock underlying options which have vested as of September 17, 2009 and have an exercise price of $1.75 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

4.	Includes 12,500 shares of common stock underlying options which vested on April 8, 2004 and have an exercise price of $2.00 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

5.	Includes 200,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Compensation

During the years ended March 31, 2014 and 2013 respectively, the Company incurred $185,666 and $545,475 as compensation for all directors and officers.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees . The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2014 and the review of our quarterly reports for such year, amounted to $35,834. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2013 and the review of our quarterly reports for such years amounted to $53,473.

Audit Related Fees . For the years ended March 31, 2014 and March 31, 2013, we paid $7,500 and $7,614, respectively, to our auditors for other audit related fees.

Tax Fees . For the years ended March 31, 2014 and March 31, 2013, we paid $Nil and $2,213, respectively, to our auditor for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2014	2013
Audit Fees	$35,834	$53,473
Audit Related Fees	$7,500	$7,614
Tax Fees	$-	$2,213
All Other Fees	$-	$-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2014.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

Consolidated balance sheet as of March 31, 2014 and March 31, 2013, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 year period ended March 31, 2014.

(a)(2)	Schedules.

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

REMEDENT, INC.

Dated: July 14, 2014	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer)

Dated: July 14, 2014	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2014	/s/ Guy De Vreese
Guy De Vreese, Chairman of the Board of Directors, and
Chief Executive Officer (“Principal Executive Officer”)

Dated: July 14, 2014	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: July 14, 2014	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (4)

10.3	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (5)

10.4	Distribution, License and Manufacturing Agreement dated as of January 20, 2012, (the “Effective Date”) by and among Remedent, Inc., a Nevada corporation (“Remedent Nevada”), Remedent N.V., a company incorporated under the laws of Belgium (“Remedent Belgium) and GlamSmile Dental Technology, Ltd., a company incorporated under the laws of the Cayman Islands *

10.5	Termination and License Agreement dated March 27, 2012*

14.1	Code of Ethics, adopted March 25, 2003 (22)

21.1	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Extension Schema (7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)
101.LAB	XBRL Taxonomy Extension Label Linkbase (7)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (7)

*	Filed herewith

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(5)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(7)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

We have audited the accompanying consolidated balance sheets of Remedent, Inc. and its subsidiaries (the “Company”) as of March 31, 2014 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The comparative figures in the consolidated financial statements of the Company as at March 31, 2013 and for the year then ended, have been audited by Grant Thornton Bedrijfrevisoren CVBA, Brussels, Belgium, whose report thereon was dated July 15, 2013.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Remedent Inc. at March 31, 2014 and March 31, 2013 and the results of its operations and its cash flows for each of the two year’s then in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has a history of losses; during the year ended March 31, 2014, the Company could show a net profit of US$524,508, but nevertheless incurred an operating loss of US$ 767,279; also as of that date, the Company’s current liabilities exceeded its current assets by US$408,931. The Company also experienced cash outflows from operating activities during the year ending March 31, 2014 totaling US$ 103,939 and had cash on hand at March 31, 2014 of US$ 775,286. Also as discussed in Note 12, the reimbursement schedule for a long term debt commitment has not been complied with. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Brussels - Belgium, July 14, 2014

Vandelanotte Bedrijfsrevisoren CVBA

Statutory Auditors

Represented by

/s/ René Van Asbroeck
Registered Auditor

F - 1

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$775,286	$64,504
Accounts receivable, net of allowance for doubtful accounts of $47,469 at March 31, 2014 and $4,833 at March 31, 2013	787,578	947,971
Other receivable	1,150,000	—
Inventories, net	599,251	991,807
Prepaid expense	128,578	566,500
Total current assets	3,440,693	2,570,782
PROPERTY AND EQUIPMENT, NET	489,420	695,084
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,260,150	2,441,572
Investment in MFI (Note 3)	958,652	787,339

Investment in Remedent OTC BV (Note 3)	—	—
Patents, net	19,579	32,059
Total assets	$6,168,494	$6,526,836
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,257,403	$1,214,266
Line of Credit	273,200	836,355
Accounts payable	598,558	971,814
Accrued liabilities	450,303	737,064
Deferred revenue	124,251	149,129
Due to related parties (Note 3)	145,909	—
Total current liabilities	3,849,624	3,908,628
Long term debt less current portion	—	1,131,364
Total liabilities	3,849,624	5,039,992

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2014 and March 31, 2013 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at March 31, 2014 and March 31, 2013 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(21,080,063)	(21,604,571)
Accumulated other comprehensive income (loss)	(793,382)	(1,118,262)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,318,870	1,469,482
Non-controlling interest	—	17,362
Total stockholders’ equity	2,318,870	1,486,844
Total liabilities and equity	$6,168,494	$6,526,836

COMMITMENTS (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2014	2013
Net sales	$2,592,596	$2,937,276
Cost of sales	964,951	1,433,348
Gross profit	1,627,645	1,503,928
Operating Expenses
Research and development	77,475	59,988
Sales and marketing	682,679	789,566
General and administrative	1,364,745	2,154,193
Depreciation and amortization	240,025	314,023
TOTAL OPERATING EXPENSES	2,364,924	3,317,770
OPERATING (LOSS) INCOME	(737,279)	(1,813,842)
NON-OPERATING (EXPENSE) INCOME
Gain on sale of Investment in GlamSmile Asia Ltd. (Note 3)	1,582,597	—
Gain on sale of Asset Remedent OTC BV (Note 3)	—	454,430
Equity income from investments	156,620	199,990
Interest expense	(129,985)	(186,034)
Other expense	(449,363)	—
Other income	101,918	363,673
TOTAL OTHER INCOME	1,261,787	832,059
PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	524,508	(981,783)
Income tax expense	—	(153)
NET INCOME (LOSS)	$524,508	$(981,936)
PROFIT (LOSS) PER SHARE
Basic	$0.03	$(0.05)
Fully diluted	$0.03	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2012	19,995,969	19,996	24,906,269	97,500	(20,622,635)	(831,450)	(1,681,829)	1,887,81	17,362	1,905,213

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	91,006	91,006	—	91,006

Fair value adjustment AFS investment	—	—	—	—	—	—	472,561	472,561	—	472,561

Net loss for the year	—	—	—	—	(981,936)	—	—	(981,936)	—	(981,936)

Balance, March 31, 2013	19,995,969	19,996	24,906,269	97,500	(21,604,571)	(831,450))	(1,118,262)	1,469,482	17,362	1,486,844

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	153,567	153,567	—	153,567

Fair value adjustment AFS investment	—	—	—	—	—	—	171,313	171,313	—	171,313

Deconsolidation	—	—	—	—	—	—	—	—	(17,362)	(17,362)

Net income for the year	—	—	—	—	524,508	—	—	524,508	—	524,508

Balance, March 31, 2014	19,995,969	19,996	24,906,269	97,500	(21,080,063)	(831,450))	(793,382)	2,318,870	—	2,318,870

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (loss)	$524,508	$(981,936)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Gain on Sale of Glamsmile Asia (note 3)	(1,582,597)	—
Gain on sale of Remedent OTC B.V.	—	(454,430)
Depreciation and amortization	240,025	314,023
Inventory reserve	388,778	(67,515)
Allowance for doubtful accounts	42,636	(7,528)
Investment income	(156,620)	(199,990)
Gain on Investment	—	(301,341)
Changes in operating assets and liabilities:
Accounts receivable	160,393	(109,731)
Inventories	392,556	85,959
Prepaid expenses	437,922	552,763
Accounts payable	(385,808)	(37,363)
Accrued liabilities	(286,761)	200,733
Due to related parties	145,907	(61,836)
Accrued and unpaid interest on debt	—	30,001
Deferred revenue	(24,878)	91,875
Net cash used by operating activities	(103,939)	(946,316)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of Remedent OTC BV	—	1,267,870
Purchases of patent rights	—	(37,467)
Purchases of equipment	(81,363)	(142,821)
Net cash used by investing activities	(81,363)	1,087,582
CASH FLOWS FROM FINANCING ACTIVITIES
Short term loan	—	132,820
Proceeds from sale of investment in GlamSmile Asia (Note 3)	1,850,000	—
Repayments of capital lease note payable	(88,227)	(103,214)
Advances (repayments) of line of credit	(563,155)	(242,908)
Net cash provided by financing activities	1,198,618	(213,302)

NET INCREASE (DECREASE) IN CASH	1,013,316	(72,036)
Effect of exchange rate changes on cash and cash equivalents	(344,963)	(67,044)
CASH AND CASH EQUIVALENTS, BEGINNING	64,504	203,584
CASH AND CASH EQUIVALENTS, ENDING	$775,286	$64,504

Supplemental Cash Flow Information :
Interest paid	$62,997	$155,908
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Prepaid expense converted to investment in MFI	$—	314,778
Deferred revenue converted to loan	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended March 31,
	2014	2013
Net Profit (loss) attributable to Remedent, Inc. common shareholders	$524,508	$(981,936)

OTHER COMPREHENSIVE INCOME (LOSS):
Fair value adjustment on AFS investment MFI	171,313	472,561
Foreign currency translation adjustment	153,567	91,006
COMPREHENSIVE PROFIT(LOSS) ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$849,388	$(418,369)

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

REMEDENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental tooth whitening products which are distributed in Europe, Asia and the United States. The Company manufactures many of its products in its facility in Ghent, Belgium as well as outsourced manufacturing in Beijing, China.   The Company distributes its products using both its own internal sales force and through the use of third party distributors.

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the Company’s ability to achieve profitable operations, continued financial support from its shareholders, and the ability of management to raise additional debt financing and/or equity capital through private and public offerings of its common stock. As of March 31, 2014 the Company had working capital deficit of $451,360 and an accumulated deficit of $20,573,865. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2014.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent , Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Remedent N.V.’s 50 % owned subsidiary, Biotech Dental Benelux N.V., a Belgium private company located in Ghent, Remedent N.V.’s  51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich and Remedent N.V.’s 80 % owned subsidiary, GlamSmile Rome, an Italian private company located in Rome.

Remedent N.V.’s 21,54 % investment in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100 % owned Guangzhou Dental Clinic co., Ltd. and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

F - 7

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

We have evaluated all deliverables in our contracts (per ASC 605-25-5) ((a) territory & (b) manufacturing/marketing training & development fees) and determined that they are separate, as follows:

·	Both (a) & (b) have value to our customers on a standalone basis and can be sold by our customers separately.

·	Delivery or performance of the undelivered item or items is considered probable and substantially in our control.

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

F - 8

Business Combinations

On April 1, 2010, the Company adopted the new accounting guidance for business combinations according to FASB Codification ASC 805, Business Combinations . This guidance establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, goodwill, and any non-controlling interest in the acquire, as well as disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Additionally, it provides guidance for identifying a business combination, measuring the acquisition date, and defining the measurement period for adjusting provisional amounts recorded. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash or cash equivalents.

Non-Controlling Interest

The Company adopted ASC Topic 810 Non-controlling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 as of April 1, 2009. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. ASC Topic 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owner. The adoption of ASC Topic 810 impacted the presentation of our consolidated financial position, results of operations and cash flows.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $477,502 at March 31, 2014 and $88,724 at March 31, 2013.

F - 9

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2014 and March 31, 2013, advertising expense was $309,076 and $283,690, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2014, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

F - 10

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2014	Year ended March 31, 2013
Product warranty liability:
Opening balance	$19,301	$20,019
Accruals for product warranties issued in the period	(12,402)	(973)
Adjustments to liabilities for pre-existing warranties	—	255
Ending liability	$6,899	$19,301

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $6,899 and $19,301 as of March 31, 2014 and March 31, 2013, respectively.

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

At each of March 31, 2014 and 2013, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2014 and 2013, the Company had  Nil and 3,378,379 warrants outstanding, respectively and 1,795,000 and 1,795,000 options outstanding, respectively.  All outstanding warrants and options were excluded from the computation of earnings per share for the year ended March 31, 2014 because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2014 and 2013 respectively, it would have excluded all warrants and all options since the Company’s average share trading price during the last two year period was less than the exercise price of all warrants and options.

Conversion of Foreign Currencies

The reporting and functional currency for the consolidated financial statements of the Company is the U.S. dollar. The home currency for the Company’s European subsidiaries, Remedent N.V., GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

F - 11

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on ‘Available For Sale (AFS)’ securities.

The Company’s other comprehensive income for the year ended March 31, 2014 consisted of a gain on foreign currency translation of $153,567 and a fair value adjustment on AFS security in the amount of $171,313. For the year ended March 31, 2013 the Company’s other comprehensive income consisted of a gain on foreign currency translation of $91,006 and a fair value adjustment on AFS security in the amount of $472,561.

These amounts have been recorded as a separate component of stockholders’ equity (deficit).

Stock Based Compensation

The Company has a stock-based compensation plan which is described more fully in Note 15. The Company measures the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

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

F - 12

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs

Recent Accounting Pronouncements Not Yet Adopted

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

For the year ended March 31, 2014, the Company recorded an equity loss of $Nil (2013 – ($149,064)) in “Other (expenses) income” for its portion of the net loss recorded by Remedent OTC B.V.

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

GLAMSMILE ASIA LTD.

Acquisition

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia” or “Glamsmile”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

1.	325,000 Euro (US$466,725). As of March 31, 2011 the full amount was paid.
2.	250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011($97,500 was recorded as an obligation to issue shares as at March 31, 2010). The parties have agreed that the shares will be issued during fiscal year ended March 31, 2015.
3.	100,000 options on closing (issued);
4.	100,000 options per opened store at closing (issued);
5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;
6.	Assumption of Glamsmile’s January 1, 2010 deficit of $73,302.; and
7.	Repayment of the founding shareholder’s original advances in the amount of $196,599. The balance of $196,599, recorded as due to related parties at March 31, 2010, is unsecured, non-interest bearing and has no specific terms of repayment other than it will be paid out of revenues from Glamsmile, as working capital allows. During the year ended March 31, 2011 a total of $101,245 was paid to the founding shareholder, leaving a balance due of $95,354 on June 27, 2011. As at March 31, 2012 the full amount was paid.

All options reside under the Company’s option plan and are five year options.

F - 13

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

On January 30, 2014, the Company has sold a total of 2,500,000 ordinary shares of its investment in GlamSmile Dental Technology Ltd for $3,000,000 and recognized a gain on the sale in the amount of $1,582,597. As of March 31, 2014 the Company has received $1,850,000 and has recorded the balance of $1,150,000 as an amount receivable.

Effective March 31, 2014 the Company has retained a 21.5% ownership in GlamSmile Asia Ltd.

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

F - 14

Consideration received	$2,000,000
Fair value of 29.4% interest	2,055,884
Carrying value of non-controlling interest	1,117,938
Less: carrying value of former subsidiary’s net assets	(2,002,329)
Goodwill	(699,635)
Investment China & Hong Kong	(1,082)
Rescission agreement Excelsior (Note 14)	(1,000,000)
$1,470,776

For the year ended March 31, 2014, the Company recorded equity income of $156,620 (2013 - $349,054) in “Equity income from investments ” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

MEDICAL FRANCHISES & INVESTMENTS

Effective March 31, 2013, the Company acquired 6.12 % of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("MFI NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment, an unrecognized gain of $171,313 (2013 - $472,561) has been recorded in accumulated other comprehensive income. Future unrealized gains and losses on the investment in MFI will also be recognized in other comprehensive income until realized.

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

4.   SHORT TERM LOAN

Effective December 3, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with BNP Paribas Fortis Bank, a Belgian Bank, pursuant to which the Company borrowed $132,820 (€100.000). The loan bears interest of 3.68% per annum and is repayable in 24 equal monthly installments of € 4,331 ($5,976 at the closing rate of March 31, 2014). No additional guaranties (see note 13- secured debt agreements (2)) were required. As of March 31, 2014, the Company has recorded $52,951 as a current liability.

F - 15

5.   CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2014 five customers accounted for a total of 82.08% of the Company’s trade accounts receivable and one of those customers accounted for 40.8% of total accounts receivable. At March 31, 2013 five customers accounted for a total of 72.9% of the Company’s trade accounts receivable and one of those customers accounted for 42.17% of total accounts receivable.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. As at March 31, 2014, the Company had five suppliers who accounted for 39.78% of unpaid accounts payable.  As at March 31, 2013, the Company had five suppliers who accounted for 28.5% of unpaid accounts payable.

Revenues — For the year ended March 31, 2014 the Company had five customers that accounted for 81.07 % of total revenues .For the year ended March 31, 2013 the Company had five customers that accounted for 71.31% of total revenues.

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2014	March 31, 2013
Accounts receivable, gross	$835,047	$952,804
Less: allowance for doubtful accounts	(47,469)	(4,833)
Accounts receivable, net	$787,578	$947,971

7.   INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2014	March 31, 2013
Raw materials	$23,760	$38,452
Components	228,884	214,723
Finished goods	824,109	827,356
	1,076,753	1,080,531
Less: reserve for obsolescence	(477,502)	(88,724)
Net inventory	$599,251	$991,807

8.   PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2014	March 31, 2013
Prepaid materials and components	$45,546	$196,876
Prepaid consulting	—	73,854
VAT payments in excess of VAT receipts	11,430	41,241
Prepaid trade show expenses	—	4,632
Prepaid rent	48,293	129,957
Other	23,309	119,940
	$128,578	$566,500

F - 16

9.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2014	March 31, 2013
Furniture and Fixtures	$461,260	$596,471
Machinery and Equipment	1,706,248	1,619,770
	2,167,508	2,216,241
Accumulated depreciation	(1,678,088)	(1,521,157)
Property & equipment, net	$489,420	$695,084

10.   LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”). The Facility is secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO.

Effective September 3, 2013 we have agreed to repay our line of credit of € 495.000 (US $683,001) in 10 installments of € 49.500 (US $68,300) + an interest of 3,6 % per year commencing November 1, 2013, with the last payment due on August 1, 2014.

11.   LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $347,576).

The lease requires a monthly payment of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract.

The net book value as of March 31, 2014 and March 31, 2013 of the equipment subject to the foregoing lease was $77,943 and $160,056 respectively.

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of March 31, 2014:

Year ending March 31:
2015	$83,517
Total minimum lease payments	83,517
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	83,517
Less: Amount representing interest (*)	1,531
Present value of minimum lease payments (**)	$81,986

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

** Reflected in the balance sheet as current obligations under capital leases of $81,986 respectively.

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

F - 17

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

Secured Debt Agreements (2)

On December 3, 2012, the Company obtained a loan in the principal amount of € 100,000 (the “Loan”) from BNP Paribas Fortis bank, to be repaid over the next 24 months. The loan is secured by a lien on the assets of Remedent N.V. as already granted for the use of our existing Credit Line Facility. The maturity date of the Loan is January 2, 2015 at an interest rate of 3,68% to be repaid in monthly installments of € 4.331 ($5,976).

12.   DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2014 and 2013 respectively, the Company incurred $185,666 and $545,475 respectively as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

13.   ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2014	March 31, 2013
Accrued employee benefit taxes and payroll	$358,567	$397,666
Accrued travel	7,212	9,650
Commissions	23,110	—
Accrued audit and tax preparation fees	17,938	14,264
Reserve for warranty costs	6,899	19,301
Advances received on account	—	11,823
Accrued advertising	10,153	9,864
Accrued interest	381	12,578
Accrued consulting fees	1,500	2,500
Other accrued expenses	24,543	259,418
	$450,303	$737,064

14.   INCOME TAXES

The domestic and foreign (“Belgium”, “German”, “Italian”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2014	March 31, 2013
Domestic	$(97,114)	$(169,271)
Foreign	621,622	(812,512)
	$524,508	$(981,783)

F - 18

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2014	March 31, 2013
Domestic — Net operating loss carryforward	$7,898,368	$7,864,378
Foreign — Net operating loss carryforward	311,586	529,153
Total	8,209,954	8,393,531
Valuation allowance	(8,209,954)	(8,393,531)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2014 and March 31, 2013 are as follows:

	March 31, 2014	March 31, 2013
Domestic
Pre tax income (loss)	$(97,114)	$(169,271)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(33,990)	(59,245)
Valuation allowance	33,990	59,245
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	621,622	(812,512)
Statutory tax rate	35%	35%
Tax expense (benefit) based upon statutory rate	217,567	(284,379)
Permanent differences	(217,567)	284,379
	—	—
Net foreign income tax expense (benefit)	—	153
Total Income tax (benefit )	$—	$153

15.   EQUITY COMPENSATION PLANS

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

The following table provides aggregate information as of March 31, 2014 and March 31, 2013 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

F - 19

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding,March 31, 2012	12,500	2.00	532,500	0.96	1,000,000	1.21	350,000	0.97
Options expired	—	—	(100,000)	1.50	—	—	—	—
Options outstanding, March 31, 2013	12,500	2.00	432,500	0.96	1,000,000	1.21	350,000	0.97
Options outstanding and exercisable March 31, 2014	12,500	1.20	432,500	0.84	1,000,000	1.21	350,000	0.97
Options exercisable March 31, 2014	12,500	1.20	432,500	0.96	1,000,000	1.21	350,000	0.97
Exercise price range	$2.00		$0.50 - $2.46		$1.21		$.39 - 1.75
Weighted average remaining life	0.02 years		4.00 years		4.12 years		2.56 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$0.97	NA
Total	2,265,000	$1.10	605,000

For the years ended March 31, 2014 and March 31, 2013 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.

16.   COMMON STOCK WARRANTS AND OTHER OPTIONS

As of March 31, 2014 and March 31, 2013, the Company had warrants to purchase the Company’s common stock outstanding that were not granted under shareholder approved equity compensation plans as follows:

F - 20

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding, March 31, 2012 and March 31, 2013	3,738,379	$1.50
Expired	(3,738,379)
Warrants outstanding March 31, 2014	—

17.   SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., GlamSmile Deutschland GmbH and GlamSmile Rome SRL. Our operations are primarily in Europe and Asia and 100% of our sales for the fiscal years ended March 31, 2014 and March 31, 2013 were generated from customers outside of the United States.

F - 21

18.   COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008. at a base rent of €5,712 per month for the total location ($8,189 per month at March 31, 2014).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,969 per month at March 31, 2014) Due to an internal re-organization and in mutual agreement with the unrelated party, the rent agreement was stopped at March 31, 2014.

Thirdly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,337 per month at March 31, 2014).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2014:

March 31, 2015	281,311
March 31, 2016	185,361
March 31, 2017	144,780
March 31, 2018	65,879
After five years	52,167
Total:	$729,498

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2014		March 31, 2013
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	$775,286	$775,286	$64,504	$64,504
Accounts receivable	2	$787,578	$787,578	$947,971	$947,971
Long term investments and advances OTC Division	2	$—	$—	$—	$—
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$1,260,150	$1,260,150	$2,441,572	$2,441,572
Long term investments and advances MFI	1	$958,652	$958,652	$787,339	$787,339

Line of credit	2	$273,200	$273,200	$836,355	$836,355
Short term debt	2	$2,257,403	$2,257,403	$1,214,266	$1,214,266
Deferred revenue	2	$124,251	$124,251	$149,129	$149,129
Accounts payable	2	$598,558	$598,558	$971,813	$971,813
Accrued liabilities	2	$450,303	$450,303	$737,064	$737,064
Long term debt	2	$—	$—	$1,131,364	$1,131,364

F - 22

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2014 or March 31, 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Year ended March 31, 2014	Year ended March 31, 2013
Long term investments and advances:
Beginning balance	$2,441,572	$2,092,518
Gains (losses) included in net loss	(1,338,042)	—
Transfers in (out of level 3)	156,620	349,054

Ending balance	$1,260,150	$2,441,572

F - 23