Form 10-Q
period 2014-06-30
REMEDENT, INC.
filed 2014-08-19
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes ☐                                   No ☒

As of August 19, 2014, there were 19,995,969 outstanding shares of the registrant’s common stock, includes 723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$317,170	$775,286
Accounts receivable, net of allowance for doubtful accounts of $47,070 at June 30, 2014 and $47,469 at March 31, 2014	1,062,305	787,578
Other receivable	1,150,000	1,150,000
Inventories, net	592,708	599,251
Prepaid expense	139,975	128,578
Total current assets	3,262,158	3,440,693

PROPERTY AND EQUIPMENT, NET	456,421	489,420
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,310,149	1,260,150
Investment in MFI (Note 3)	958,652	958,652
Patents, net	16,459	19,579
Total assets	$6,003,839	$6,168,494

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,232,072	$2,257,403
Line of Credit	67,726	273,200
Accounts payable	817,577	598,558
Accrued liabilities	258,550	450,303
Deferred revenue	97,074	124,251
Due to related parties	108,573	145,909
Total current liabilities	3,581,572	3,849,624

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2014 and March 31, 2014 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2014 and March 31, 2014 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(21,022,423)	(21,080,063)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(804,463)	(793,382)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,365,429	2,318,870
Non-controlling interest	56,838	—
Total stockholders’ equity	2,422,267	2,318,870

Total liabilities and equity	$6,003,839	$6,168,494

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2014	2013

Net sales	$928,166	$699,252
Cost of sales	329,401	263,020
Gross profit	598,765	436,232
Operating Expenses
Research and development	13,721	23,597
Sales and marketing	226,328	189,381
General and administrative	305,492	244,328
Depreciation and amortization	58,497	59,543
TOTAL OPERATING EXPENSES	604,038	516,849
(LOSS) INCOME FROM OPERATIONS	(5,273)	(80,617)
OTHER (EXPENSES) INCOME
Equity income from investments	50,000	157,547
Interest expense	(19,403)	(28,618)
Interest /other income	47,859	7,235
Other (expenses)	(1,134)	(2,688)
TOTAL OTHER (EXPENSES) INCOME	77,322	133,476

NET INCOME BEFORE NON-CONTROLLING INTEREST	$72,049	$52,859
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(14,409)	—
NET INCOME ATTRIBUTABLE TO REMEDENT SHAREHOLDER	$57,640	$52,859

(LOSS) INCOME PER SHARE
Basic	$(0.00)	$(0.00)
Fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended June 30,
	2014	2013

NET INCOME	$57,640	$52,859

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	(11,081)	5,074

COMPREHENSIVE INCOME (LOSS)	$46,559	$57,933

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,640	$52,859
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	58,497	59,543
Inventory reserve	(4,015)	1,269
Allowance for doubtful accounts	(399)	69
Changes in operating assets and liabilities:
Equity investment	(50,000)	(157,547)
Accounts receivable	(274,727)	304,744
Inventories	6,543	32,432
Prepaid expenses	(11,397)	81,720
Accounts payable	219,019	1,895
Accrued liabilities	(191,753)	(402,045)
Deferred revenue	(27,177)	(4,524)
Due to related parties	(37,336)	1,876
Net cash used by operating activities	(255,105)	(27,709)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent rights	—	(5,869)
Purchases of equipment	(20,761)	(65,040)
Net cash used by investing activities	(20,761)	(70,909)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (repayments of) capital lease note payable	(25,331)	(5,315)
(Repayments of) proceeds from line of credit	(205,474)	4,370
Net cash provided by financing activities	(230,805)	(945)
NET (DECREASE) INCREASE IN CASH	(506,671)	(99,563)
Effect of exchange rate changes on cash and cash equivalents	48,555	81,328
CASH AND CASH EQUIVALENTS, BEGINNING	775,286	64,504
CASH AND CASH EQUIVALENTS, ENDING	$317,170	$46,269
Supplemental Information:
Interest paid	$6,937	$16,152
Income taxes paid	$—	$—

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

As of June 30, 2014 the Company had working capital deficit of $319,414 and an accumulated deficit of $21,022,423. Management of has taken measures to reduce general expenses and to increase sales prices which should have a positive impact on the results, the cash flow and the liquidity of the Company. Management is also convinced that, in case of necessity, important cash flows can be generated by the sale of investments of the Company. However, additional funding may be required in order to support the Company’s operations and the execution of its business plan. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 14, 2014 with the SEC. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2014, except as may be indicated below:

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent , Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Remedent N.V.’s 50% owned subsidiary, Biotech Dental Benelux N.V., a Belgium private company located in Ghent, Remedent N.V.’s  51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich (effective March 31, 2014 this subsidiary is inactive) and Remedent N.V.’s 80 % owned subsidiary, GlamSmile Rome, an Italian private company located in Rome (effective, March 31, 2014 this subsidiary is inactive).

Remedent N.V.’s 21.54 % investment in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% Shanghai Glamsmile Dental Clinic Co., Ltd., and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements and corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2014, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Three months ended June 30, 2014	Year ended March 31, 2014
Product warranty liability:
Opening balance	$6,899	$19,301
Accruals for product warranties issued in the period	—	(12,402)
Adjustments to liabilities for pre-existing warranties	(58)	—
Ending liability	$6,841	$6,899

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $6,841 and $6,899 as of June 30, 2014 and March 31, 2014, respectively.

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

At each of June 30, 2014 and March 31, 2014, the Company had 19,995,969, shares of common stock issued and outstanding.  At June 30, 2014 and March 31, 2014, the Company did not have any warrants outstanding and 1,795,000 and 1,795,000 options outstanding respectively.  As of June 30, 2013, all outstanding options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three month period ended June 30, 2014 and the three month period ended June 30, 2013 respectively, it would have excluded all warrants and all options respectively since the Company’s average share trading price during the three month periods ended June 30, 2014 and June 30, 2013 were less than the exercise price of all other warrants and options.

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on ‘Available For Sale (AFS)’ securities. During the three months ended June 30, 2014 and 2013 the Company did not record any unrealized gains or losses on AFS securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $(11,081) and $5,074 for the three months ended June 30, 2014 and 2013, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronuncements

Recently Adopted

The below described accounting guidance has all been adopted by the Company effective April 1, 2013.

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
$1,470,776

For the three month periods ended June 30, 2014 and June 30, 2013 the Company recorded equity income of $50,000 and $157,547 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

MEDICAL FRANCHISES & INVESTMENTS

Effective March 31, 2013, the Company acquired 6.12 % of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("MFI NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment, an unrecognized gain of $Nil (2013 - $472,561) has been recorded in accumulated other comprehensive income. Future unrealized gains and losses on the investment in MFI will also be recognized in other comprehensive income until realized.

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

Effective December 3, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with BNP Paribas Fortis Bank, a Belgian Bank, pursuant to which the Company borrowed $132,820 (€100.000). The loan bears interest of 3.68 % per annum and is repayable in 24 equal monthly installments of € 4,331 ($5,926 at the closing rate of June 30, 2014. No additional guaranties (see note 13- secured debt agreements (2)) were required. As of June 30, 2014 and March 31, 2014, the Company has recorded $35,167 And $52,951 respectively as a current liability.

5.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At June 30, 2014, five customers accounted for 72.92% of the Company’s trade accounts receivables, and one customer accounted for 35.33%.   At March 31, 2014 five customers accounted for a total of 82.08% of the Company’s trade accounts receivable and one of those customers accounted for 40.8% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the three months ended June 30, 2014 the Company had five suppliers who accounted for 33.59% of accounts payable. For the three months ended June 30, 2013 the Company had five suppliers who accounted for 25.65% of accounts payable.

Revenues —  For the three months ended June 30, 2014 the Company had five customers that accounted for 56.15% of total revenues. For the three months ended June 30, 2013 the Company had five customers that accounted for 65.06% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	June 30, 2014	March 31, 2014
Accounts receivable, gross	$1,109,375	$835,047
Less: allowance for doubtful accounts	(47,070)	(47,469)
Accounts receivable, net	$1,062,305	$787,578

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2014	March 31, 2014
Raw materials	$23,623	$23,760
Components	222,187	228,884
Finished goods	820,385	824,109
	1,066,195	1,076,753
Less: reserve for obsolescence	(473,487)	(477,502)
Net inventory	$592,708	$599,251

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2014	March 31, 2014
Prepaid materials and components	$45,163	$45,546
VAT payments in excess of VAT receipts	12,163	11,430
Prepaid trade show expenses	6,699	—
Prepaid rent	47,887	48,293
Other	28,063	23,309
	$139,975	$128,578

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2014	March 31, 2014
Furniture and Fixtures	$462,521	$461,260
Machinery and Equipment	1,721,198	1,706,248
	2,183,719	2,167,508
Accumulated depreciation	(1,727,298)	(1,678,088)
Property & equipment, net	$456,421	$489,420

10.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”). The Facility is secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO.

Effective September 3, 2013 we have agreed to repay our line of credit of € 495.000 (US $677,259) in 10 installments of € 49.500 (US $67,726) + an interest of 3,6 % per year commencing November 1, 2013, with the last payment due on August 1, 2014.

11.	LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $344,654).

The lease requires a monthly payment of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract.

The net book value as of June 30, 2014 and March 31, 2014 of the equipment subject to the foregoing lease was $61,973 and $77,943 respectively.

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of June 30, 2014:

Year ending March 31:	$

2015	62,816
Total minimum lease payments	62,816
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	62,816
Less: Amount representing interest (*)	843
Present value of minimum lease payments (**)	$61,973

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

** Reflected in the balance sheet as current and non-current obligations under capital leases of $61,973.

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

Secured Debt Agreements (2)

On December 3, 2012, the Company obtained a loan in the principal amount of € 100,000 (the “Loan”) from BNP Paribas Fortis bank, to be repaid over the next 24 months. The loan is secured by a lien on the assets of Remedent N.V. as already granted for the use of our existing Credit Line Facility. The maturity date of the Loan is January 2, 2015 at an Interest of 3.68% to be repaid in monthly installments of € 4,331 ($5,926).

12.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2014 and 2013 respectively, the Company incurred $55,534 and $62,890 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2014	March 31, 2014
Accrued employee benefit taxes and payroll	$201,863	$358,567
Accrued travel	6,841	7,212
Commissions	70	23,110
Accrued audit and tax preparation fees	10,714	17,938
Reserve for warranty costs	6,841	6,899
Accrued VAT	8,182	—
Accrued advertising	—	10,153
Accrued interest	—	381
Accrued consulting fees	3,325	1,500
Other accrued expenses	20,714	24,543
	$258,550	$450,303

14.	EQUITY COMPENSATION PLANS

As of June 30, 2014, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of June 30, 2014 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2014	12,500	1.20	432,500	0.96	1,000,000	1.21	350,000	.97
Expired	(12,500)	—	—	—	—	—	—	—
Options outstanding and exercisable June 30, 2014	—	—	432,500	0.96	1,000,000	1.21	350,000	.97
Exercise price range	—		$0.50 - $2.46		$1.21		$.39 - 1.75
Weighted average remaining life	—		3.75 years		3.87 years		2.31 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the three month periods ended June 30, 2014 and June 30, 2013 the Company recognized $Nil (2013 — $Nil) in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled in the three month periods ended June 30, 2014 and June 30, 2013.

15.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V. and Biotech Dental Benelux N.V.. Our operations are primarily in Europe and Asia and 100% of our sales for the quarter ending June 30, 2014 and June 30, 2013 were generated from customers outside of the United States.

16.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commening September 1, 2008 at a base rent of € 5,712 per month for the total location ($8,120 per month at June 30, 2014).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italyto support the sales and marketing division of our veneer business, from an unrelated party pursuant to a six year lease commencing July 1, 2011, at a base rent of €6,500 per month for the total location ($8,969 per month at March 31, 2014). Due to an internal re-organization and in mutual agreement with the unrelated party, the rent agreement was cancelled at March 31, 2014.

Thirdly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,326 per month at June 30, 2014).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at June 30, 2014:

March 31, 2015	203,679
March 31, 2016	188,943
March 31, 2017	147,492
March 31, 2018	67,689
After five years	51,729
Total:	$659,532

17.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		June 31, 2014		March 31, 2014
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$317,170	$317,170	$775,286	$775,286
Accounts receivable	2	$1,062,305	$1,062,305	$787,578	$787,578
Other receivables		$1,150,000	$1,150,000	$—	$—
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$1,310,149	$1,310,149	$1,260,150	$1,260,150
Long term investments and advances MFI	1	$958,652	$958,652	$958,652	$958,652
Line of credit	2	$67,726	$67,726	$273,200	$273,200
Short term debt	2	$2,232,072	$2,232,072	$2,257,403	$2,257,403
Deferred revenue	2	$97,074	$97,074	$124,251	$124,251
Accounts payable	2	$817,577	$817,577	$598,558	$598,558
Accrued liabilities	2	$258,550	$258,550	$450,303	$450,303

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three month periods ended June 30, 2014 or June 30, 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Three month period ended June 30, 2014
Long term investments and advances:
Beginning balance	$1,260,150
Gains (losses) included in net loss	50,000
Transfers in (out of level 3)	—

Ending balance	$1,310,149

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2014 and June 30, 2013. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 14 2014 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2014	2013
	(unaudited)
NET SALES	100.00%	100.00%
COST OF SALES	35.49%	37.61%
GROSS PROFIT	64.51%	62.39%
OPERATING EXPENSES
Research and development	1.48%	3.37%
Sales and marketing	24.38%	27.08%
General and administrative	32.91%	34.94%
Depreciation and amortization	6.30%	8.52%
TOTAL OPERATING EXPENSES	65.08%	73.91%
INCOME (LOSS) FROM OPERATIONS	(0.57)%	(11.53)%
Other income (expense)	8.33%	19.09%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	7.76%	7.56%
NON-CONTROLLING INTEREST	1.55%	—
NET INCOME	6.21%	7.56%

Net Sales

Net sales increased by approximately 32.7% to $928,166 for the three months ended June 30, 2014 as compared to $699,252 for the three months ended June 30, 2014.  The increase in sales is primarily due to the launch of the Smile Me Mirror during June 2014 and the sales related to the implant business which is now fully integrated with our operations.

Cost of Sales

Cost of sales increased approximately 25.2% to $329,401 for the three months ended June 30, 2014 as compared to $263,020 for the three months ended June 30, 2014.  The increase in cost of sales is primarily due to increased sales volume, including the implant business. Cost of sales, as a percentage of net sales, has decreased to 35.18 % in the quarter ended June 30, 2014 as compared to 37.61 % in the quarter ended June 30, 2013. Cost of sales as a percentage of sales has decreased primarily because of new production strategies which have enabled us to reduce our production costs.

Gross Profit

Our gross profit increased by $162,533 or 37.3% to $598,765 for the three months ended June 30, 2014 as compared to $436,232 for the three months ended June 30, 2013. Our gross profit as a percentage of sales increased to 64.51% in the three months ended June 30, 2014 as compared to 62.39% for the three months ended June 30, 2013. Our gross profit has increased because of increased sales, improved pricing of our veneers, improved production processes, first results concerning the new launched product, namely the SmileMe Mirror and the integration of the implant business.

Operating Expenses

Research and Development.  Our research and development expenses decreased by $9,876 to $13,721 for the three months ended June 30, 2014 as compared to $23,597 for the three months ended June 30, 2013, a decrease of 41.9%. Our research and development costs have decreased primarily because our “Smile Me Mirror” products became saleable prior to the period ended June 30, 2014.

Sales and marketing costs. Our sales and marketing costs for the three months ended June 30, 2014 and 2013 were $226,328 and $189,381 respectively, representing an increase of $36,947 or 19.5%.  The increase is largely due to the cost of our implant division which is now fully integrated.

General and administrative costs. Our general and administrative costs for the three months ended June 30, 2014 and 2013 were $305,492 and $244,328 respectively, representing a increase of $61,164 or 25.0%.  The increase in general and administrative costs is largly due to the integration of the implant division.

Depreciation and amortization.   Our depreciation and amortization decreased $1,046 or1.8% to $58,497 for the three months ended June 30, 2014 as compared to $59,543 for the three months ended June 30, 2013.   The decrease is largely because previous investments in machinery and equipment are now fully amortized.

Other income (expense).   Our other income (expense) was $77,322 for the three months ended June 30, 2014 as compared to $133,476 for the three months ended June 30, 2013, a decrease in income of $56,154.    The decrease in income was primarily as a result of our equity income. During the quarter ended June 30, 2013 we earned equity income from our investment in GlamSmile Dental Technology Ltd., of $157,457 versus $50,000 for the quarter ended June 30, 2014.

Internal and External Sources of Liquidity

As of June 30, 2014, we had current assets of $3,262,158 compared to $3,440,693 at March 31, 2014. This decrease of $178,535 was primarily due to a decrease in cash of $458,116 offset by an increase in accounts receivable of $274,727.

As of June 30, 2014, we had cash and cash equivalents of $317,170. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at June 30, 2014 reflects cash and cash equivalents of $317,170 as compared to $775,286 as of March 31, 2014, a decrease of $458,116.

Operations

Net cash (used by) operations was $(255,105) for the three months ended June 30, 2014 as compared to net cash used by operations of $(27,709) for the three months ended June 30, 2013. The increase in net cash used by operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily as a result of increased accounts receivable.

Investing activities

Net cash used in investing activities totaled $20,761 for the three months ended June 30, 2014 as compared to net cash used in investing activities of $70,909 for the three months ended June 30, 2013. Cash used in the three months ended June 30, 2014 and 2013 was mainly for additional equipment.

Financing activities

Net cash (used)/provided by financing activities totaled $(230,805) for the three months ended June 30, 2014, as compared to $(945) for the three months ended June 30, 2013.  The increase in the net cash used by financing activities in the three month period ended June 30, 2014 of $229,860 was primarily as a result of our decrease in our line of credit.

During the three months ended June 30, 2014 and June 30, 2013, we recognized an increase/ (decrease) in cash and cash equivalents of $48,555 and $81,328, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2014 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: August 19, 2014	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2014	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

