Form 10-Q
period 2014-09-30
REMEDENT, INC.
filed 2014-11-19
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐                                 No ☒

As of November 19, 2014, there were 19,995,969 outstanding shares of the registrant’s common stock, includes 723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$121,198	$775,286
Accounts receivable, net of allowance for doubtful accounts of $43,410 at September 30, 2014 and $47,469 at March 31, 2014	980,314	787,578
Other Receivable	1,150,000	1,150,000
Inventories, net	539,466	599,251
Prepaid expense	224,064	128,578
Total current assets	3,015,042	3,440,693

PROPERTY AND EQUIPMENT, NET	470,030	489,420
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,389,280	1,260,150
Investment in MFI (Note 3)	958,652	958,652
Patents, net	13,339	19,579
Total assets	$5,846,343	$6,168,494
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,205,584	$2,257,403
Line of Credit	—	273,200
Accounts payable	795,078	598,558
Accrued liabilities	266,394	450,303
Deferred revenue	100,565	124,251
Due to related parties	42,987	145,909
Total current liabilities	3,410,608	3,849,624

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at September 30, 2014 and March 31, 2014 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at September 30, 2014 and March 31, 2014 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,937,228)	(21,080,063)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(874,027)	(793,382)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,381,060	2,318,870
Non-controlling interest	54,675	—
Total stockholders’ equity	2,435,735	2,318,870
Total liabilities and equity	$5,846,343	$6,168,494

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2014	2013	2014	2013

Net sales	$853,812	$766,858	$1,781,978	$1,466,110
Cost of sales	238,874	254,131	568,275	517,151
Gross profit	614,938	512,727	1,213,703	948,959
Operating Expenses
Research and development	25,448	12,688	39,169	36,285
Sales and marketing	206,612	156,622	432,940	346,003
General and administrative	312,168	310,679	617,660	555,007
Depreciation and amortization	59,772	59,760	118,269	119,303
TOTAL OPERATING EXPENSES	604,000	539,749	1,208,038	1,056,598
INCOME (LOSS) FROM OPERATIONS	10,938	(27,022)	5,665	(107,639)
OTHER INCOME (EXPENSES)

Equity income from investments	79,131	43,978	129,131	201,525
Interest expense	(16,123)	(27,257)	(35,526)	(55,875)
Interest / Other income	9,086	2,940	55,811	10,175
Other deductions	—	(3,793)	—	(6,481)
TOTAL OTHER INCOME (EXPENSES)	72,094	15,868	149,416	149,344
NET (LOSS) INCOME	83,032	(11,154)	155,081	41,705
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(2,163)	—	12,246	—

NET INCOME(LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$85,195	$(11,154)	$142,835	$41,705

INCOME (LOSS) PER SHARE
Basic	$0.00	$(0.00)	$0.00	$0.00
Fully diluted	$0.00	$(0.00)	$0.00	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2014	2013	2014	2013
Net Income (Loss)	$85,195	$(11,154)	$142,835	$41,705
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(69,564)	7,111	(80,645)	12,185
COMPREHENSIVE INCOME (LOSS)	$15,631	$(4,043)	$62,190	$53,890

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$142,835	$41,705
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	118,269	119,303
Inventory reserve	(40,836)	4,882
Allowance for doubtful accounts	(4,059)	266
Equity investment	(129,131)	(201,525)
Changes in operating assets and liabilities:
Accounts receivable	(192,736)	186,893
Inventories	59,785	7,132
Prepaid expenses	(95,486)	336,643
Accounts payable	179,037	51,689
Accrued liabilities	(183,909)	(320,912)
Due to related parties	(102,922)	—
Deferred revenue	(23,686)	(29,330)
Net cash (use by) provided by operating activities	(272,839)	196,746
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of patent rights	—	(5,869)
Purchases of equipment	(46,225)	(70,220)
Net cash used by investing activities	(46,225)	(76,089)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) capital leases and notes payable	(93,577)	(43,356)
(Repayments of) proceeds from line of credit	(231,442)	(164,392)
Net cash provided by financing activities	(325,019)	(207,748)
NET (DECREASE) INCREASE IN CASH	(644,083)	(87,091)
Effect of exchange rate changes on cash and cash equivalents	(10,005)	46,513
CASH AND CASH EQUIVALENTS, BEGINNING	775,286	64,504
CASH AND CASH EQUIVALENTS, ENDING	$121,198	$23,926
Supplemental Information:
Interest paid	$10,457	$30,806
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental teeth whitening products which are distributed in Europe, Asia and the United States. The Company manufactures many of its products in Ghent, Belgium as well as outsourced manufacturing in its facility in Beijing, China and in France.  The Company distributes its products using both its own internal sales force and through the use of third party distributors.

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

As of September 30, 2014 the Company had a working capital deficit of $395,566 and an accumulated deficit of $20,937,228. Management has taken measures to reduce general expenses and to increase sales prices which should have a positive impact on the results, the cash flow and the liquidity of the Company. Management is also convinced that, in case of necessity, important cash flows can be generated by the sale of investments of the Company. However, additional funding may be required in order to support the Company’s operations and the execution of its business plan. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 14, 2014 with the SEC. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at September 30, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2014, except as may be indicated below:

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent , Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Remedent N.V.’s 50% owned subsidiary, Biotech Dental Benelux N.V., a Belgium private company located in Ghent, Remedent N.V.’s  51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich (effective March 31, 2014 this subsidiary is inactive) and Remedent N.V.’s 80 % owned subsidiary, GlamSmile Rome, an Italian private company located in Rome (effective March 31, 2014 this subsidiary is inactive).

Remedent N.V.’s 21.54 % investment in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary of GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd.; and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd.,which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements and corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2014, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Six months ended September 30, 2014	Year ended March 31, 2014
Product warranty liability:
Opening balance	$6,899	$19,301
Accruals for product warranties issued in the period	(590)	(12,402)
Ending liability	$6,309	$6,899

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $6,309 and $6,899 as of September 30, 2014 and March 31, 2014, respectively.

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

At each of September 30, 2014 and March 31, 2014, the Company had 19,995,969, shares of common stock issued and outstanding. At September 30, 2014 and March 31, 2014, the Company did not have any warrants outstanding but had 1,795,000 and 1,795,000 options outstanding respectively. As of September 30, 2013, all outstanding options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three and six month periods ended September 30, 2014 and September 30, 2013 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month and six month periods ended September 30, 2014 and September 30, 2014 were less than the exercise price of all options.

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $(80,645) and $12,185 for the six months ended September 30, 2014 and 2013, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronouncements

Recently Adopted

The below described accounting guidance has been adopted by the Company effective April 1, 2013 and has not had a material impact upon the Company’s financial condition or results of operations.

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

For the year ended March 31, 2014, the Company recorded an equity Loss of $Nil (2013 - ($149,064) in “Other (expenses) income” for its portion of the net loss recorded by Remedent OTC B.V.

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
$1,470,776

For the six month periods ended September 30, 2014 and September 30, 2013 the Company recorded equity income of $129,131 and $201,525 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

MEDICAL FRANCHISES & INVESTMENTS

Effective March 31, 2013, the Company acquired 6.12 % of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("MFI NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $958,652 which is the quoted market price of approximately USD $13.63 (€10.80) per share. Because the investment is being recognized as an available-for-sale investment, an unrecognized gain of $Nil (2013 - $472,561) has been recorded in accumulated other comprehensive income. Future unrealized gains and losses on the investment in MFI will also be recognized in other comprehensive income until realized.

Per ASC-320-10-25-1, investments in debt and equity securities that have readily determinable fair values and are not classified as trading or held-to-maturity securities are classified as available-for-sale securities.

MFI NV has been founded to market an advance in dental technology which has the potential to replace the process of making mechanical impressions of teeth and bite structures with a digital/optical scan.

4.	SHORT TERM LOAN

Effective December 3, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with BNP Paribas Fortis Bank, a Belgian Bank, pursuant to which the Company borrowed $132,820 (€100.000). The loan bears interest of 3.68 % per annum and is repayable in 24 equal monthly installments of € 4,331 ($5,465 at the closing rate of September 30, 2014). No additional guaranties (see note 13- secured debt agreements (2)) were required.

As of September 30, 2014 the Company has recorded $16,291 as a current liability. As of September 30, 2013 the Company has recorded $33,947 as a current liability and the balance of $49,378 as long term.

5.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At September 30, 2014, five customers accounted for 75.70% of the Company’s trade accounts receivables, and two customers accounted for 64.36%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the six months ended September 30, 2014 the Company had five suppliers who accounted for 31.65% of accounts payable. For the six months ended September 30, 2013 the Company had five suppliers who accounted for 23.08% of accounts payable.

Revenues —  For the six months ended September 30, 2014 the Company had five customers that accounted for 58.63% of total revenues. One of the five customers accounted for 38.79% of total revenues. For the six months ended September 30, 2013 the Company had five customers that accounted for 87.23% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	September 30, 2014	March 31, 2014
Accounts receivable, gross	$1,023,724	$835,047
Less: allowance for doubtful accounts	(43,410)	(47,469)
Accounts receivable, net	$980,314	$787,578

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	September 30, 2014	March 31, 2014
Raw materials	$23,697	$23,760
Components	198,877	228,884
Finished goods	753,558	824,109
	976,132	1,076,753
Less: reserve for obsolescence	(436,666)	(477,502)
Net inventory	$539,466	$599,251

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	September 30, 2014	March 31, 2014
Prepaid materials and components	$167,831	$45,546
VAT payments in excess of VAT receipts	13,734	11,430
Prepaid rent	34,699	48,293
Other	7,800	23,309
	$224,064	$128,578

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2014	March 31, 2014
Furniture and Fixtures	$463,892	$461,260
Machinery and Equipment	1,784,906	1,706,248
	2,248,798	2,167,508
Accumulated depreciation	(1,778,768)	(1,678,088)
Property & equipment, net	$470,030	$489,420

10.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”). The Facility is secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO.

Effective September 3, 2013 we have agreed to repay our line of credit of € 495.000 (US $624,591) in 10 installments of € 49.500 (US $62,459) + an interest of 3,6 % per year commencing November 1, 2013, with the last payment due on August 1, 2014.

11.	LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $317,851).

The lease requires a monthly payment of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract.

The net book value as of September 30, 2014 and March 31, 2014 of the equipment subject to the foregoing lease was $41,758 and $77,943 respectively.

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of September 30, 2014:

Year ending March 31:	$

2015	42,114
Total minimum lease payments	42,114
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	—
Net minimum lease payments	42,114
Less: Amount representing interest (*)	356
Present value of minimum lease payments (**)	$41,758

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

** Reflected in the balance sheet as current obligations under capital leases of $41,758 and $81,986 respectively.

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

Secured Debt Agreements (2)

On December 3, 2012, the Company obtained a loan in the principal amount of € 100,000 (the “Loan”) from BNP Paribas Fortis bank, to be repaid over the next 24 months. The loan is secured by a lien on the assets of Remedent N.V. as already granted for the use of our existing Credit Line Facility. The maturity date of the Loan is January 2, 2015 at an interest rate of 3.68% to be repaid in monthly installments of € 4,331 ($5,465).

12.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the six month periods ended September 30, 2014 and 2013 respectively, the Company incurred $109,517 and $117,673 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and in management’s opinion reflects arms’ length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2014	March 31, 2014
Accrued employee benefit taxes and payroll	$208,863	$358,567
Accrued travel	6,309	7,212
Commissions	35	23,110
Accrued audit and tax preparation fees	4,416	17,938
Reserve for warranty costs	6,309	6,899
Accrued advertising	—	10,153
Accrued interest	—	381
Accrued consulting fees	1,150	1,500
Other accrued expenses	39,312	24,543
	$266,394	$450,303

14.	EQUITY COMPENSATION PLANS

As of September 30, 2014, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of September 30, 2014 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2014	12,500	1.20	432,500	0.96	1,000,000	1.21	350,000	.97
Expired	(12,500)	—	—	—	—	—	—	—
Options outstanding and exercisable September 30, 2014	—	—	432,500	0.96	1,000,000	1.21	350,000	.97
Exercise price range	—		$0.50 - $2.46		$1.21		$.39 - 1.75
Weighted average remaining life	—		3.50 years		3.62 years		2.06 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the six month periods ended September 30, 2014 and September 30, 2013 the Company recognized $Nil (2013— $Nil) in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the six month periods ended September 30, 2014 and September 30, 2013.

15.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the six month periods ended September 30, 2014 and 2013 were generated from customers outside of the United States.

16.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,713 per month for the total location ($7,208 per month at September 30, 2014).

Secondly, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated third party pursuant to a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,969 per month at March 31, 2014). Due to an internal re-organization and in mutual agreement with the unrelated party, the rent agreement was cancelled at March 31, 2014.)

Thirdly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of € 969 per month for the total location ($1,222 per month at September 30, 2014).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at September 30, 2014:

March 31, 2015	$128,883
March 31, 2016	174,249
March 31, 2017	136,022
March 31, 2018	62,426
After five years	47,705
Total:	$549,285

17.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		September 30, 2014		March 31, 2014
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$121,198	$121,198	$775,286	$775,286
Accounts receivable	2	$980,314	$980,314	$787,578	$787,578
Other receivables		$1,150,000	$1,150,000	$1,150,000	$1,150,000
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$1,389,280	$1,389,280	$1,260,150	$1,260,150
Long term investments and advances MFI	2	$958,652	$958,652	$958,652	$958,652
Line of credit	2	$—	$—	$273,200	$273,200
Short term debt	2	$2,205,584	$2,205,584	$2,257,403	$2,257,403
Deferred revenue	2	$100,565	$100,565	$124,251	$124,251
Accounts payable	2	$795,078	$795,078	$598,558	$598,558
Accrued liabilities	2	$266,394	$266,394	$450,303	$450,303

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the six month periods ended September 30, 2014 or September 30, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Six month period ended September 30, 2014
Long term investments and advances:
Beginning balance	$1,260,150
Gains (losses) included in net loss	129,130
Transfers in (out of level 3)	—

Ending balance	$1,389,280

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and six months ended September 30, 2014 and September 30, 2013. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 14, 2014 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2014	2013	2014	2013

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	27.98%	33.14%	31.89%	35.27%
GROSS PROFIT	72.02%	66.86%	68.11%	64.73%
OPERATING EXPENSES
Research and development	2.98%	1.65%	2.20%	2.47%
Sales and marketing	24.20%	20.42%	24.30%	23.60%
General and administrative	36.56%	40.51%	34.66%	37.86%
Depreciation and amortization	7.00%	7.79%	6.64%	8.14%
TOTAL OPERATING EXPENSES	70.74%	70.38%	67.80%	72.07%
INCOME (LOSS) FROM OPERATIONS	1.28%	(3.52)%	0.31%	(7.34)%
Other income	8.44%	2.07%	8.38%	10.19%
INCOME (LOSS)	9.72%	(1.45)%	8.69%	2.84%
NET INCOME (LOSS) ATTRIBUTABLE TO NON- CONTROLLING INTEREST	(0.25)%	0.00%	0.69%	0.00%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	9.97%	(1.45)%	8.00%	2.84%

Net Sales

Net sales increased by approximately 11.3% to $853,812 for the three months ended September 30, 2014 as compared to $766,858 for the three months ended September 30, 2013.  The increase in sales is primarily due to the first results of our ‘Smile Me Mirror’ and our newly developed software for veneer matching.

Net sales increased by approximately 21.5% to $1,781,978 for the six months ended September 30, 2014 as compared to $1,466,110 for the six months ended September 30, 2013.  The increase in sales is primarily due to increased sales of veneers and the sales results of our River 8 and associated software products.

Cost of Sales

Cost of sales decreased approximately 6% to $238,874 for the three months ended September 30, 2014 as compared to $254,131 for the three months ended September 30, 2013.   Cost of sales, as a percentage of net sales, has decreased to 27.98 % in the quarter ended September 30, 2014 as compared to 33.14 % in the quarter ended September 30, 2013. The decrease in cost of sales and cost of sales as a percentage of sales is primarily because of our software related products, being the ‘Smile Me Mirror’ and the ‘Veneer Matching’ Software. Now that development is finalized, production costs have decreased.

Cost of sales increased approximately 9.9% to $568,275 for the six months ended September 30, 2014 as compared to $517,151 for the six months ended September 30, 2013.  The increase in cost of sales is because of increased sales.

Gross Profit

Our gross profit increased by $102,211 or 19.9% to $614,938 for the three months ended September 30, 2014 as compared to $512,727 for the three months ended September 30, 2013. Our gross profit as a percentage of sales increased to 72.02% in the three months ended September 30, 2014 as compared to 66.86% for the three months ended September 30, 2013. Our gross profit has increased because of our newly launched software related products are achieving improved margins.

Our gross profit increased by $264,744 or 27.9%, to $1,213,703 for the six months ended September 30, 2014 as compared to $948,959 for the six months ended September 30, 2013 primarily because of increased sales and increased pricing of our veneers and higher margins on our associated software products as discussed above.

Operating Expenses

Research and Development.  Our research and development expenses increased by $12,760 to $25,448 for the three months ended September 30, 2014 as compared to $12,688 for the three months ended September 30, 2013, an increase of 100.6%. The increase in our research and development costs was primarily because of our final phase in the development of our veneer matching software.

Our research and development costs increased by $2,884 or 7.9% to $39,169 for the six months ended September 30, 2014 as compared to $36,285 for the six months ended September 30, 2013 primarily because of our software related products

Sales and marketing costs. Our sales and marketing costs for the three months ended September 30, 2014 and 2013 were $206,612 and $156,622 respectively, representing an increase of $49,990 or 31.9%.  The increase is largely due to the cost of our implant division which is now fully integrated.

Our sales and marketing costs increased by $86,937 or 25.1% to $432,940 for the six months ended September 30, 2014 as compared to $346,003 for the six months ended September 30, 2013.

The increase in sales and marketing costs as compared to the six months ended September 30, 2013 is a result of the integration of our implant division.

General and administrative costs. Our general and administrative costs for the three months ended September 30, 2014 and 2013 were $312,168 and $310,679 respectively, representing an increase of $1,489, or 0.5%. Our general and administrative costs for the six months ended September 30, 2014 and 2013 were $617,660 and $555,007 respectively, representing an increase of $62,653 or 11.3%.  The increase in general and administration costs is largely due to the integration of the implant division.

Depreciation and amortization.   Our depreciation and amortization increased $59,772 for the three months ended September 30, 2014 as compared to $59,760 for the three months ended September 30, 2013.   Our depreciation and amortization decreased $1,034 or 0.9%, to $118,269 for the six months ended September 30, 2014 as compared to $119,303 for the six months ended September 30, 2013.   The decrease is because previous investments in machinery and equipment are now fully amortized.

Other income.   Our net other income was $72,094 for the three months ended September 30, 2014 as compared to $15,868 for the three months ended September 30, 2013, an increase in other income of $56,226.    The increase in other income was primarily because of increased equity income from our investments and decreased interest expense.

Our net other income was $149,416 for the six months ended September 30, 2014 as compared to $149,344 for the six months ended September 30, 2013, an increase in other income of $72.

Internal and External Sources of Liquidity

As of September 30, 2014, we had current assets of $3,015,042 compared to $3,440,693 at March 31, 2014. This decrease of $425,641 was primarily due to a decrease in cash of $654,088, a decrease in inventories of $59,785, offset by an increase in accounts receivable of $192,736, and an increase in prepaid expenses of $95,486. Current liabilities at September 30, 2014 were $3,410,608 as compared to $3,849,624 at March 31, 2014. The decrease in current liabilities of $439,016 was primarily as a result of decreases in our accrued liabilities, line of credit, current portion of long-term debt, deferred revenue, and amounts due to related parties in the amounts of $183,909, $231,442, $93,577, $23,686 and $102,922 respectively, offset by an increase in accounts payable of $196,520.

As of September 30, 2014, we had cash of $121,198. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at September 30, 2014 reflects cash of $121,198 as compared to $775,286 as of March 31, 2014, a decrease of $654,088.

Operations

Net cash (used by) operations was $($272,839) for the six months ended September 30, 2014 as compared to net cash provided by operations of $196,746 for the six months ended September 30, 2013. The increase of $469,585 in net cash used by operations for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 is primarily because increased income of $101,130, decreased investment losses of $72,394 and decreases in inventories, increases in accounts payable, and decreased accrued liabilities of $52,653, $127,348 and $137,003 respectively and all of which provided cash), were offset by an increase in inventory reserve of $45,718, increased accounts receivable of $379,629, increased prepaid expenses of $432,129 and decreased amounts due to related parties of $102,922, all of which used cash.

Investing activities

Net cash used in investing activities totaled $46,225 for the six months ended September 30, 2014 as compared to net cash provided by investing activities of $76,089 for the six months ended September 30, 2013. Cash used in the six months ended September 30, 2014 and 2013 was primarily for investing in equipment.

Financing activities

Net cash (used)/provided by financing activities totaled $(325,019) for the six months ended September 30, 2014, as compared to $(207,748) for the three months ended September 30, 2013.  The increase in the net cash provided by financing activities in the six month period ended September 30, 2013 of $117,271 was primarily as a result of our decrease in our line of credit.

During the six months ended September 30, 2014 and September 30, 2013, we recognized an increase/ (decrease) in cash and cash equivalents of $(10,005) and $46,513, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2014 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No	Description

31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

__________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMEDENT, INC.

Date: November 19, 2014	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2014	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

