Form 10-Q
period 2014-12-31
REMEDENT, INC.
filed 2015-02-23
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

Yes ☐                                 No ☒

As of February 23, 2015 there were 19,995,969 outstanding shares of the registrant’s common stock, includes 723,000 shares of treasury stock.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,141	$775,286
Accounts receivable, net of allowance for doubtful accounts of $40,940 at December 31, 2014 and $47,469 at March 31, 2014	819,208	787,578
Other Receivable	1,150,000	1,150,000
Inventories, net	503,313	599,251
Prepaid expense	307,205	128,578
Total current assets	2,876,867	3,440,693

PROPERTY AND EQUIPMENT, NET	504,296	489,420
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,355,860	1,260,150
Investment in MFI (Note 3)	958,652	958,652
Patents, net	10,219	19,579
Total assets	$5,705,894	$6,168,494

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,181,477	$2,257,403
Line of Credit	—	273,200
Accounts payable	802,676	598,558
Accrued liabilities	174,339	450,303
Deferred revenue	115,846	124,251
Due to related parties	39,086	145,909
Total current liabilities	3,313,424	3,849,624

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at December 31, 2014 and March 31, 2014 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at December 31, 2014 and March 31, 2014 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,931,421)	(21,080,063)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(928,041)	(793,382)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,332,853	2,318,870
Non-controlling interest	59,617	—
Total stockholders’ equity	2,392,470	2,318,870
Total liabilities and equity	$5,705,894	$6,168,494

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2014	2013	2014	2013

Net sales	$849,004	$865,897	$2,630,982	$2,332,007
Cost of sales	315,179	230,914	883,454	748,065
Gross profit	533,825	634,983	1,747,528	1,583,942
Operating Expenses
Research and development	21,952	23,535	61,121	59,820
Sales and marketing	155,792	173,927	588,732	519,930
General and administrative	235,618	381,160	853,278	936,167
Depreciation and amortization	61,802	60,382	180,071	179,685
TOTAL OPERATING EXPENSES	475,164	639,004	1,683,202	1,695,602
INCOME (LOSS) FROM OPERATIONS	58,661	(4,021)	64,326	(111,660)
OTHER INCOME (EXPENSES)
Equity (loss) income from investments	(33,420)	59,997	95,711	261,522
Interest expense	(17,544)	(31,651)	(53,070)	(87,526)
Interest / Other income	5,015	91,743	60,164	101,918
Other expenses	(1,386)	(5,123)	(723)	(11,604)
TOTAL OTHER INCOME (EXPENSES)	(47,335)	114,966	102,082	264,310
NET (LOSS) INCOME BEFORE INCOME TAXES	11,326	110,945	166,408	152,650
INCOME TAX (EXPENSE) BENEFIT	(578)	—	(578)	—
(LOSS) INCOME BEFORE NON-CONTROLLING INTEREST	10,748	110,945	165,830	152,650
NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(4,942)	—	(17,188)	—

NET INCOME(LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$5,806	$110,945	$148,642	$152,650

INCOME (LOSS) PER SHARE
Basic	$0.00	$0.01	$0.01	$0.01
Fully diluted	$0.00	$0.01	$0.01	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2014	2013	2014	2013
Net Income (Loss)	$5,806	$110,945	$148,642	$152,650
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(123,578)	11,893	(134,659)	24,078
COMPREHENSIVE (LOSS) INCOME	$(117,772)	$122,838	$13,983	$176,728

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$148,642	$152,650
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	180,071	179,685
Inventory reserve	(65,683)	5,951
Allowance for doubtful accounts	(6,529)	324
Equity investment	(95,711)	(261,522)
Changes in operating assets and liabilities:
Accounts receivable	(31,630)	64,562
Inventories	95,938	17,289
Prepaid expenses	(178,627)	351,593
Accounts payable	188,635	136,954
Accrued liabilities	(275,964)	(293,762)
Due (from) to related parties	(106,823)	145,188
Deferred revenue	(8,405)	(50,891)
Net cash (use by) provided by operating activities	(156,086)	448,021
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of patent rights	—	(2,436)
Purchases of equipment	(74,221)	(62,859)
Net cash used by investing activities	(74,221)	(65,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) capital leases and notes payable	(97,265)	(67,076)
(Repayments of) proceeds from line of credit	(251,861)	(292,647)
Net cash provided by financing activities	(349,126)	(359,723)
NET (DECREASE) INCREASE IN CASH	(579,433)	23,003
Effect of exchange rate changes on cash and cash equivalents	(98,712)	11,885
CASH AND CASH EQUIVALENTS, BEGINNING	775,286	64,504
CASH AND CASH EQUIVALENTS, ENDING	$97,141	$99,392

Supplemental Information:
Interest paid	$15,398	$49,855
Income taxes paid	$—	$—

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

As of December 31, 2014 the Company had a working capital deficit of $436,557 and an accumulated deficit of $20,931,421. Management has taken measures to reduce general expenses and to increase sales prices which should have a positive impact on the results, the cash flow and the liquidity of the Company. Management is also convinced that, in case of necessity, important cash flows can be generated by the sale of investments of the Company. However, additional funding may be required in order to support the Company’s operations and the execution of its business plan. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 14, 2014 with the SEC. Despite these matters of emphasis, the financial statements have been prepared on a going concern basis.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at December 31, 2014.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended December 31, 2014, are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2014, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Nine months ended December 31, 2014	Year ended March 31, 2014
Product warranty liability:
Opening balance	$6,899	$19,301
Accruals for product warranties issued in the period	(949)	(12,402)
Ending liability	$5,950	$6,899

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,950 and $6,899 as of December 31, 2014 and March 31, 2014, respectively.

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

At each of December 31, 2014 and March 31, 2014, the Company had 19,995,969, shares of common stock issued and outstanding. At December 31, 2014 and March 31, 2014, the Company did not have any warrants outstanding but had 1,795,000 and 1,795,000 options outstanding respectively. As of December 31, 2013, all outstanding options were excluded from the computation of earnings per share because their effect would have been anti-dilutive.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three and nine month periods ended December 31, 2014 and December 31, 2013 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month and nine month periods ended December 31, 2014 and December 31, 2014 were less than the exercise price of all options.

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $(134,659) and $24,078 for the nine months ended December 31, 2014 and 2013, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronouncements

Not Yet Adopted

The Financial Accounting Standards Board (FASB) has updated U.S. Generally Accepted Accounting Principles (GAAP) to eliminate a critical gap in existing standards. The new guidance, found in Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The changes in ASU 2014-15 will take effect for the annual financial statement period ending after December 15, 2016, and for annual periods and interim periods thereafter (with early application permitted) which corresponds to the Company’s fiscal year beginning April 1, 2017. We are currently evaluating the impact of the new guidance however we do not expect its application to have a significant impact upon our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides updated guidance on revenue recognition principles that will supersede most current conceptual and industry-specific revenue recognition guidance and thus enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The key principle of this updated guidance is that entities should recognize revenue to depict the transfer of goods or services to customers at an amount reflecting the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance prescribes a five-step analysis of transactions to determine how and when to recognize revenue. In addition, the new guidance provides for capitalization of certain costs of obtaining or fulfilling a contract with a customer as well as enhanced disclosure requirements to enable a better understanding of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for public entities for fiscal years, and interim periods within those years beginning after December 15, 2016, which corresponds to the Company’s fiscal year beginning April 1, 2017, with early adoption not permitted. The new guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the expected impact of adoption on our consolidated financial statements.

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
$1,470,776

For the nine month periods ended December 31, 2014 and December 31, 2013 the Company recorded equity income of $95,711 and $261,522 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

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

Effective December 3, 2012, the Company entered into a Loan Agreement (the “Loan Agreement”) with BNP Paribas Fortis Bank, a Belgian Bank, pursuant to which the Company borrowed $132,820 (€100.000). The loan bears interest of 3.68% per annum and is repayable in 24 equal monthly installments of € 4,331 ($5,154 at the closing rate of December 31, 2014). No additional guaranties (see note 13) secured debt agreements (2)) were required. As of December 17, 2014 the loan was fully repaid.

5.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At December 31, 2014, five customers accounted for 67.82% of the Company’s trade accounts receivables, and two customers accounted for 55.58%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the nine months ended December 31, 2014 the Company had five suppliers who accounted for 32.79% of accounts payable. For the nine months ended December 31, 2013 the Company had five suppliers who accounted for 20.61% of gross purchases.

Revenues —  For the nine months ended December 31, 2014 the Company had five customers that accounted for 55.68% of total revenues. One of the five customers accounted for 36.12% of total revenues. For the nine months ended December 31, 2013 the Company had five customers that accounted for 74.38% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	December 31, 2014	March 31, 2014
Accounts receivable, gross	$860,148	$835,047
Less: allowance for doubtful accounts	(40,940)	(47,469)
Accounts receivable, net	$819,208	$787,578

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31, 2014	March 31, 2014
Raw materials	$21,690	$23,760
Components	183,423	228,884
Finished goods	710,019	824,109
	915,132	1,076,753
Less: reserve for obsolescence	(411,819)	(477,502)
Net inventory	$503,313	$599,251

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	December 31, 2014	March 31, 2014
Prepaid materials and components	$236,777	$45,546
VAT payments in excess of VAT receipts	14,632	11,430
Prepaid rent	32,725	48,293
Other	23,071	23,309
	$307,205	$128,578

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2014	March 31, 2014
Furniture and Fixtures	$463,892	$461,260
Machinery and Equipment	1,874,610	1,706,248
	2,338,502	2,167,508
Accumulated depreciation	(1,834,206)	(1,678,088)
Property & equipment, net	$504,296	$489,420

10.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”). The Facility is secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO.

Effective September 3, 2013 we have agreed to repay our line of credit of € 495.000 (US $589,050) in 10 installments of € 49.500 (US $58,905) + an interest of 3.6 % per year commencing November 1, 2013, with the last payment due on July 31, 2014. The loan was completely repaid in July 2014 and all securities are released by the bank in January 2015.

11.	LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $317,851).

The lease requires a monthly payment of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract.

The net book value as of December 31, 2014 and March 31, 2014 of the equipment subject to the foregoing lease was $21,339 and $77,943 respectively.

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of December 31, 2014:

Year ending March 31:	$

2015		21,413
Total minimum lease payments		21,413
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments		—
Net minimum lease payments		21,413
Less: Amount representing interest (*)		74
Present value of minimum lease payments (**)		$21,339

*  Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

** Reflected in the balance sheet as part of current portion, long term debt.

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

Secured Debt Agreements (2)

On December 3, 2012, the Company obtained a loan in the principal amount of € 100,000 (the “Loan”) from BNP Paribas Fortis bank, to be repaid over the next 24 months. The loan is secured by a lien on the assets of Remedent N.V. as already granted for the use of our existing Credit Line Facility. The maturity date of the Loan was December 17, 2014at an interest rate of 3.68% to be repaid in monthly installments of € 4,331 ($5,154). The loan was fully repaid as of December 17, 2014.

12.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the nine month periods ended December 31, 2014 and 2013 respectively, the Company incurred $160,619 and $172,764 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and in management’s opinion reflects arms’ length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2014	March 31, 2014
Accrued employee benefit taxes and payroll	$147,737	$358,567
Accrued travel	5,950	7,212
Commissions	—	23,110
Accrued audit and tax preparation fees	4,250	17,938
Reserve for warranty costs	5,950	6,899
Accrued advertising	—	10,153
Accrued interest	—	381
Accrued consulting fees	5,500	1,500
Accrued VAT	4,118	—
Other accrued expenses	834	24,543
	$174,339	$450,303

14.	EQUITY COMPENSATION PLANS

As of December 31, 2014, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of December 31, 2014 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding, March 31, 2014	12,500	1.20	432,500	0.96	1,000,000	1.21	350,000	.97
Expired	(12,500)	—	—	—	—	—	—	—
Options outstanding and exercisable December 31, 2014	—	—	432,500	0.96	1,000,000	1.21	350,000	.97
Exercise price range	—		$0.50 - $2.46		$1.21		$.39 - 1.75
Weighted average remaining life	—		3.25 years		3. 37 years		1.81 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the nine month periods ended December 31, 2014 and December 31, 2013 the Company recognized $Nil (2013— $Nil) in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the nine month periods ended December 31, 2014 and December 31, 2013.

15.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the nine month periods ended December 31, 2014 and 2013 were generated from customers outside of the United States.

16.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,713 per month for the total location ($6,798 per month at December 31, 2014).

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

Thirdly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of € 969 per month for the total location ($1,153 per month at December 31, 2014).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at December 31, 2014:

March 31, 2015	$62,422
March 31, 2016	164,334
March 31, 2017	128,282
March 31, 2018	58,873
After five years	44,991
Total:	$458,902

17.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		December 31, 2014		March 31, 2014
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$97,141	$97,141	$775,286	$775,286
Accounts receivable	2	$819,208	$819,208	$787,578	$787,578
Other receivables	2	$1,150,000	$1,150,000	$1,150,000	$1,150,000
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$1,355,860	$1,355,860	$1,260,150	$1,260,150
Long term investments and advances MFI	2	$958,652	$958,652	$958,652	$958,652
Line of credit	2	$—	$—	$273,200	$273,200
Short term debt	2	$2,181,477	$2,181,477	$2,257,403	$2,257,403
Deferred revenue	2	$115,846	$115,846	$124,251	$124,251
Accounts payable	2	$802,676	$802,676	$598,558	$598,558
Accrued liabilities	2	$174,339	$174,339	$450,303	$450,303

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the six month periods ended December 31, 2014 or December 31, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Nine month period ended December 31, 2014
Long term investments and advances:
Beginning balance	$1,260,150
Gains (losses) included in net loss	95,710
Transfers in (out of level 3)	—

Ending balance	$1,355,860

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and nine months ended December 31, 2014 and December 31, 2013. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 14, 2014 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2014	2013	2014	2013

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	37.12%	26.67%	33.58%	32.08%
GROSS PROFIT	62.88%	73.33%	66.42%	67.92%
OPERATING EXPENSES
Research and development	2.59%	2.72%	2.32%	2.57%
Sales and marketing	18.35%	20.09%	22.38%	22.30%
General and administrative	27.75%	44.02%	32.43%	40.14%
Depreciation and amortization	7.28%	6.97%	6.84%	7.71%
TOTAL OPERATING EXPENSES	55.97%	73.80%	63.98%	72.71%
INCOME (LOSS) FROM OPERATIONS	6.91%	(0.46)%	2.44%	(4.79)%
Other (expense) income	(5.58)%	13.28%	3.88%	11.33%
INCOME (LOSS)	1.33%	12.81%	6.32%	6.55%
INCOME TAX (EXPENSE)	(0.07)%	0.00%	(0.02)%	0.00%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	1.27%	12.81%	6.30%	6.55%
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	0.58%	(0.00)%	0.65%	(0.00)%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	0.68%	12.81%	5.65%	6.55%

Net Sales

Net sales decreased by approximately 2.0% to $849,004 for the three months ended December 31, 2014 as compared to $865,897 for the three months ended December 31, 2013.  Sales were higher in the quarter ended December 31, 2013 because of initial large sales of our River 8 products. Initial sales were high because our customers carry a certain level of inventory. We continue to sell regular amounts of River 8 products.

Net sales increased by approximately 12.8% to $2,630,982 for the nine months ended December 31, 2014 as compared to $2,332,007 for the nine months ended December 31, 2013.  The increase in sales is primarily due to increased sales of veneers and the sales results of our River 8 and associated software products.

Cost of Sales

Cost of sales increased approximately 36.5% to $315,179 for the three months ended December 31, 2014 as compared to $230,914 for the three months ended December 31, 2013.   Cost of sales, as a percentage of net sales, has increased to37.12 % in the quarter ended December 31, 2014 as compared to 26.67 % in the quarter ended December 31, 2013. The increase in cost of sales and cost of sales as a percentage of sales is primarily because of increased sales and the incorporation of our dental implant division.

Cost of sales increased approximately 18.1% to $883,454 for the nine months ended December 31, 2014 as compared to $748,065 for the nine months ended December 31, 2013.  The increase in cost of sales is because of increased sales and the incorporation at the end of quarter ending December 31, 2014 of our dental implant division.

Gross Profit

Our gross profit decreased by $101.158 or 15.9% to $533,825 for the three months ended December 31, 2014 as compared to $634,983 for the three months ended December 31, 2013. Our gross profit as a percentage of sales decreased to 62.88% in the three months ended December 31, 2014 as compared to 73.33% for the three months ended December 31, 2013. Our gross profit has decreased because of the incorporation of our dental implant division and reduced sales of high margin River 8 products, as noted above.

Our gross profit increased by $163,586 or 10.3%, to $1,747,528 for the nine months ended December 31, 2014 as compared to $1,583,942 for the nine months ended December 31, 2013 primarily because of increased sales and increased pricing of our veneers and higher margins on our associated software products.

Operating Expenses

Research and Development.  Our research and development expenses decreased by $1,583 to $21,952 for the three months ended December 31, 2014 as compared to $23,535 for the three months ended December 31, 2013, a decrease of 6.7%.

Our research and development costs increased by $1,301 or 2.2% to $61,121 for the nine months ended December 31, 2014 as compared to $59,820 for the nine months ended December 31, 2013 primarily because of our final phase in the development of our veneer matching software.

Sales and marketing costs. Our sales and marketing costs for the three months ended December 31, 2014 and 2013 were $155,792 and $173,927 respectively, representing a decrease of $18,135 or 10.4%.  The decrease is largely due to reduced staff costs during the quarter ending December 31, 2014 compared to the quarter ending December 31, 2013. Our sales and marketing costs increased by $68,802 or 13.2% to $588,732 for the nine months ended December 31, 2014 as compared to $519,930 for the nine months ended December 31, 2013.

The increase in sales and marketing costs as compared to the nine months ended December 31, 2013 is a result of the integration of our implant division.

General and administrative costs. Our general and administrative costs for the three months ended December 31, 2014 and 2013 were $235,618 and $381,160 respectively, representing a decrease of $145,542, or 38.2%. Our general and administrative costs for the nine months ended December 31, 2014 and 2013 were $835,278 and $936,167 respectively, representing a decrease of $82,889 or 8.9%.  The decrease in general and administration costs is largely due to the fully integration of our implant Division and its related internal reorganization.

Depreciation and amortization.   Our depreciation and amortization increased $1,420 for the three months ended December 31, 2014 to $61,802 as compared to $60,382 for the three months ended December 31, 2013.   Our depreciation and amortization increased $386 or 0.2%, to $180,071 for the nine months ended December 31, 2014 as compared to $179,685 for the nine months ended December 31, 2013.   The small increase is because of increased amortization on recently purchased equipment for our implant division.

Other (expenses) income.   Our net other (expenses) income for the three months ended December 31, 2014 was $(47,335) as compared to $114,966 for the three months ended December 31, 2013, a decrease in other income of $162,301.    The decrease in other income was primarily because we recorded an equity loss on our investment versus income in the prior period .

Our net other income was $102,082 for the nine months ended December 31, 2014 as compared to $264,310 for the nine months ended December 31, 2013, a decrease in other income of $162,228.   The decrease was primarily because of reduced income from our equity investment.

Internal and External Sources of Liquidity

As of December 31, 2014, we had current assets of $2,876,867 compared to $3,440,693 at March 31, 2014. This decrease of $563,826 was primarily due to a decrease in cash of $678,145 and a decrease in inventories of $95,938, offset by an increase in accounts receivable of $31,630, and an increase in prepaid expenses of $178,627. Current liabilities at December 31, 2014 were $3,313,424 as compared to $3,849,624 at March 31, 2014. The decrease in current liabilities of $536,200 was primarily as a result of decreases in our accrued liabilities, line of credit, current portion of long-term debt, deferred revenue, and amounts due to related parties in the amounts of $275,964, $251,861, $97,265, $8,405 and $106,823 respectively, offset by an increase in accounts payable of $204,118.

As of December 31, 2014, we had cash of $97,141. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

 Cash and Cash equivalents

Our balance sheet at December 31, 2014 reflects cash of $97,141 as compared to $775,286 as of March 31, 2014, a decrease of $678,145.

Operations

Net cash (used by) operations was $($156,086) for the nine months ended December 31, 2014 as compared to net cash provided by operations of $448,021 for the nine months ended December 31, 2013. The increase of $604,107 in net cash used by operations for the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013 is primarily because of working capital accounts that used cash as follows: increase in equity investment ($95,711); increase in accounts receivable ($31,630); increase in prepaid expenses ($178,627); decrease in accrued liabilities ($275,964) ; and decrease in amounts due to related parties ($106,823).

Investing activities

Net cash (used by) provided by investing activities totaled ($74,221) for the nine months ended December 31, 2014 as compared to net cash used by investing activities of ($65,295) for the nine months ended December 31, 2013. Cash used in the nine months ended December 31, 2014 and 2013 was primarily for investing in equipment.

Financing activities

Net cash (used)/provided by financing activities totaled $(349,126) for the nine months ended December 31, 2014, as compared to $(359,723) for the three months ended December 31, 2013.  The decrease in the net cash used by financing activities in the nine month period ended December 31, 2014 of $10,597 was primarily as a result of our decrease in our line of credit / short term loan.

During the nine months ended December 31, 2014 and December 31, 2013, we recognized an increase/ (decrease) in cash and cash equivalents of $(98,712) and $11,885, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2014 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: February 23, 2015	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2015		/s/ Philippe Van Acker
Name: Philippe Van Acker
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

