Form 10-K
period 2015-03-31
REMEDENT, INC.
filed 2015-06-29
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed third fiscal quarter, December 31, 2014, was approximately $1,999,597.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” and this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of June 29, 2015 was 19,995,969.

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

Effective July 13, 2012 and as amended February 7, 2013 the Company sold 100% of its interest in Remedent OTC BV.

In January, 2010 we formed a joint venture with Gallant Network Limited (“Gallant”) to formalize our GlamSmile operations in China.   In order to sell our products into the Chinese market, an approval by Chinese authorities is required, in the form of licenses. Since GlamSmile Asia Ltd., a private Hong Kong company (“GlamSmile Asia”), was already the owner of such licenses prior to the acquisition, this was an important advantage.  We obtained control of GlamSmile Asia through the acquisition of a 50.98% interest in exchange for (i) 325,000 Euro (US $466,725), of which 50,000 Euro was payable as of March 31, 2010, (ii) 250,000 shares of common stock was originally agreed to be issued during the fiscal year ended March 31, 2011 and then subsequently amended to be issued during fiscal year ended March 31, 2016  and (iii) option grants of up to 300,000 shares of our common stock, of which 200,000 shares were granted as of March 31, 2011.

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

We have the following wholly owned subsidiaries:  (1) Remedent N.V., a Belgium corporation; (2) Remedent Professional Holdings, Inc., a California corporation; (3) Remedent Professional, Inc., a California corporation (a subsidiary of Remedent Professional Holdings, Inc.), and (4) Glamtech-USA, Inc., a Delaware corporation.  In addition, Remedent N.V., our wholly-owned subsidiary,  has (A) a 51% ownership interest in GlamSmile Deutschland GmbH, a German private company, (B) a 80% ownership interest in GlamSmile Rome SRL (an Italian private Company) and a 50% ownership interest in Biotech Dental Benelux N.V. (a Belgium private Company). In addition, Remedent, N.V. owns a 21,51% ownership interest in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% Guangzhou Dental Clinic Co., Ltd., its 100% Wuhan Dental Clinic Co., Ltd and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd.

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

Current Products

We currently have three primary products: ‘River 8’, a ‘prefab’ veneer; our custom-made GlamSmile Veneers and the SmileMe mirror.

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

Dental animations are not new, but we understood how to visualize dentistry in a way that makes patients feel comfortable. What on first glance might look like 13 simple questions is in fact a carefully crafted Smile Analysis. This list has been fine- tuned over the years by dental marketing experts and was specifically designed to make patients express their feelings and desires regarding their smiles. It’s the quickest way to understand what the patient actually expects from the dentist.

Perhaps the most distinct functionality of the SmileMe Mirror is SmileSketch, a quick and easy simulation software. By using the latest wireless and touch-screen technologies, the dentist needs no more than 30 seconds to make an attractive sketch of what the patient could look like. Very much like an artist’s initial sketch.

Marketing and Distribution

We market our products to the dental professional using our business to business strategies (“B2B”), and we also market our products directly to the consumers in Asia, Europe and the Middle East using our direct to consumer model (“B2C”).  Our products are sold to dental professionals in 28 countries through distributors. We previously sold our GlamSmile product in the United States and throughout the world with the exception of certain excluded territories and certain B2C markets pursuant to a distribution agreement. However, on March 27, 2012, the distribution agreements with Den-Mat were terminated pursuant to a certain Termination and Distribution Agreement with Den-Mat (“Den-Mat Distribution Agreement”). Pursuant to the Den-Mat Distribution Agreement, we granted Den-Mat a non-exclusive, irrevocable, perpetual, royalty free, license to use within certain territory, which among other territories excludes China, Macau, Hong Kong, and Taiwan, the intellectual property that was the subject of the license to Den-Mat under the Amended and Restated Distribution, License and Manufacturing Agreement dated June 3, 2009, as amended from time to time (“Prior Agreements”), as such intellectual property relates to the products which were the subject of the Prior Agreements. In connection with the termination of the Prior Agreements, under the Den-Mat Distribution Agreement, Den-Mat paid us $200,000. We currently sell our products in Asia, Europe and the Middle East directly to consumers using our direct to consumer model, which includes our GlamSmile Smile Design-Virtual Studio, and GlamSmile Studios.

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

We have begun to market our products through our Smile Consultancy Concept and through the establishment of our GlamSmile Studios in Asia, with a primary focus on China, and Europe.   We currently have an ownership interest in the following Glamsmile Studios:

•	Beijing Glamsmile Studio. Through Glamsmile Asia and its subsidiaries we opened a GlamSmile clinic in Beijing, China, during the third calendar quarter of 2009. The Beijing GlamSmile clinic was the first dental spa to offer pain free cosmetic dentistry in Beijing.

•	Hong Kong Dental Spa. In April 2010, through GlamSmile Asia Ltd. we expanded our business to consumer model in the Asian market by opening a dental spa in Hong Kong.

•	Shanghai Studio. In February 2011, we opened the Shanghai Studio through GlamSmile Asia.

•	Wenzhou Studio. In February 2012, we opened the Wenzhou Studio through GlamSmile Asia.

•	Guangzhou Studio. In October 2013; we opened the Guangzhou Studio throught GlamSmile Asia; the third largest city in Mainland China, with a population of 13 million.

•	Wuhan Studio. In August 2014, we opened the Wuhan Studio through GlamSmile Asia.

•	We started negotiations and plan to open new studios by the end of the next fiscal year in the following cities = Shenzen, Chengdu and Hangzhou.

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

Locations

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,433 per month at March 31, 2015).

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

Thirdly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,050 per month at March 31, 2015).

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

Research and Development

Our research and development expenses decreased $16,229 to $61,246 for the year ended March 31, 2015 as compared to $77,475 for the year ended March 31, 2014, an decrease of 20.9%.  Research and development expenses have decreased primarily because of our final phase in the development of our veneer matching software.

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

Major Customers

 At March 31, 2015 five customers accounted for a total of 66.18% of the Company’s trade accounts receivable and one of those customers accounted for 35.34% of total accounts receivable. At March 31, 2014 five customers accounted for a total of 82.08% of the Company’s trade accounts receivable and one of those customers accounted for 40.80% of total accounts receivable.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

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

Employees

We currently retain 7 full-time employees in Belgium. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Financial and Accounting Officer.  We have no employment agreements with our Chief Executive Officer, Mr. Guy De Vreese.

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

Although we have earned a profit of $105,159 on revenue of $3,616,355 in fiscal 2015; a profit of $16,149,on revenue of $5,234,855 for the fiscal year ended March 31, 2004; a profit of $490,483 on revenue of $9,687,292 for the fiscal year ended March 31, 2012 , and a profit of $524,508 on revenue of $2,592,596 for the fiscal year ended March 31, 2014, we have a history of incurring substantial losses. Our losses were $981,936 on revenue of $2,937,276 for the fiscal year ended March 31, 2013; $1,547,175 on revenue of $12,581,708 for the fiscal year ended March 31, 2011 and $2,349,915 on revenue of $8,247,960 for the fiscal year ended March 31, 2010. We expect to continue to incur increasing cost of revenues, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there is no assurance that we will be able to achieve or sustain profitability.

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

Our operations are primarily in Europe and Asia and 100% of our sales for the fiscal years ended March 31, 2015 and 2014 were generated from customers outside of the United States. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008. at a base rent of €5,712 per month for the total location ($6,192 per month at March 31, 2015).

The Company leased an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,969 per month at March 31, 2014).Due to an internal re-organization and in mutual agreement with the unrelated party, the rent agreement was terminated at March 31, 2014.

The Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,050 per month at March 31, 2015).

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2013	$0.15	$0.08
Quarter ended September 30, 2013	$0.20	$0.09
Quarter ended December 31, 2013	$0.18	$0.15
Quarter ended March 31, 2014	$0.23	$0.17
Quarter ended June 30, 2014	$0.49	$0.26
Quarter ended September 30, 2014	$0.50	$0.30
Quarter ended December 31, 2014	$0.34	$0.26
Quarter ended March 31, 2015	$0.34	$0.26

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 18, 2015, the number of stockholders of record was approximately 184, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2015, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders. These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2015 and March 31, 2014 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding March 31, 2013 and March 31, 2014	12,500	2.00	432,500	0.96	1,000,000	1.21	350,000	0.97
Expired	(12,500)	—	—	—	—	—	(200,000)	—
Options outstanding and exercisable March 31, 2015	—	1.20	432,500	0.96	1,000,000	1.21	150,000	0.97
Options exercisable March 31, 2015	—	1.20	432,500	0.96	1,000,000	1.21	150,000	0.97
Exercise price range	$—		$0.50 - $2.46		$1.21		$1.75
Weighted average remaining life	—		3.00 years		3.12 years		1.56 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$0.97	NA
Total	2,265,000	$1.10	605,000

For the years ended March 31, 2015 and March 31, 2014 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.

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

On January 30, 2014, we sold a total of 2,500,000 ordinary shares of our investment in Glamsmile Dental Technology Ltd. for an aggregate consideration of $3,000,000 to Glamsmile Dental Technology Ltd. As a result of the Sale of Shares, the equity ownership of Glamsmile Dental, on an as converted basis, was before the Sales of shares as follows: 31.4% by the Investors, 39.2 % by Gallant, and 29.4% by the Company, and after the sale as follows : 34.9% by the Investors, 43,6% by Gallant, and 21,51% by the Company. Mr. De Vreese, our chairman, will remain as a director of Glamsmile Dental along with Mr. David Lok, who is the Chief Executive Officer and director of Glamsmile Dental and principal of Gallant.

On January 16, 2014, the Company invested in the start-up capital of Biotech Dental Benelux N.V., a Belgium corporation in exchange for 50% of its Shares. Biotech Dental Benelux has been founded to market and sell dental implants for the Territory of Belgium, The Netherlands and Luxemburg. Our investment has enabled us to enlarge our product range and increase our sales in the current year ended March 31, 2015.

Financial Results and Trends

Revenue increased by approximately 40.7% to $3,616,355 in the year ended March 31, 2015 as compared to $2,592,596 in the year ended March 31, 2014.  The increase in sales is primarily due to increased sales of veneers and the sales results of our River 8 and associated software products. In fiscal 2014, we experienced a decline in revenues as a result of an internal re-organization that took place in Europe and the longer than expected time needed to finalize the SmileMe Mirror. The launch was forecasted for the end of the calendar year 2013 but was postponed to June 2014.

Our net income attributable to our stockholders was $0.01 for fiscal 2015 and ($0.03) for fiscal 2014. During the year ended March 31, 2015 we recognized $106,663in equity income from our Asian investment compared to $156,620 earned in the year ended March 31, 2014. Our net income for fiscal 2014 was positively impacted by a gain of $1,582,597 on the sale of shares of our Glamsmile Asian Division (thereby reducing our participation from 29.4% to 21.51% at the end of January 31, 2014).

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $394,932 at March 31, 2015 and $477,502 at March 31, 2014.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2015 and March 31, 2014, advertising expense was $386,337 and $309,076 respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2015, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2015	Year ended March 31, 2014
Product warranty liability:
Opening balance	$6,899	$19,301
Accruals for product warranties issued in the period	(1,478)	(12,402)
Adjustments to liabilities for pre-existing warranties	—	—
Ending liability	$5,421	$6,899

Based upon historical sales trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,421 and $6,899 as of March 31, 2015 and March 31, 2014, respectively.

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

At each of March 31, 2015 and 2014, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2015 and 2014, the Company did not have any warrants outstanding, but had 1,582,500 and 1,795,000 options outstanding, respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2015 and 2014 respectively, it would have excluded all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all options.

Conversion of Foreign Currencies

The reporting and functional currency for the consolidated financial statements of the Company is the U.S. dollar. The home currency for the Company’s European subsidiaries, Remedent N.V., Biotech Dental Benelux N.V., GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s other comprehensive income for the year ended March 31, 2015 consisted of a loss on foreign currency translation of $261,891 and a foreign currency translation loss on a fair value adjustment on AFS security in the amount of $129,824. The Company’s other comprehensive income for the year ended March 31, 2014 consisted of a gain on foreign currency translation of $153,567 and a fair value adjustment on AFS security in the amount of $171,313.

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

Recent Accounting Pronouncements Not Yet Adopted

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

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2015 and 2014

Comparative details of results of operations for the years ended March 31, 2015 and 2014 as a percentage of sales are as follows:

	2015	2014
NET SALES	100.00%	100.00%
COST OF SALES	35.41%	37.22%
GROSS PROFIT	64.59%	62.78%
OPERATING EXPENSES
Research and development	1.69%	2.99%
Sales and marketing	20.91%	26.33%
General and administrative	32.03%	52.64%
Depreciation and amortization	7.05%	9.26%
TOTAL OPERATING EXPENSES	61.68%	91.22%
INCOME (LOSS) FROM OPERATIONS	2.91%	(28.44)%
Other income (expense)	1.62%	48.67%
INCOME (LOSS) BEFORE INCOME TAXES & NON-CONTROLLING INTEREST	4.54%	20.23%
Income tax expense	(0.85)%	—%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	3.69%	20.23%
NON-CONTROLLING INTEREST	0.78%	—%
NET INCOME	2.91%	20.23%

Net Sales

Net sales increased by approximately 39.5% to $3,616,355 in the year ended March 31, 2015 as compared to $2,592,596 in the year ended March 31, 2014.  In fiscal 2015, we experienced an increase in revenues because of increased sales of veneers, sales results of our River 8 and associated software products, and dental implants.

Cost of Sales

Cost of sales increased approximately 32.7% to $1,280,406 in the year ended March 31, 2015 as compared to $964,951 in the year ended March 31, 2014. The increase in cost of sales and cost of sales as a percentage of sales is primarily because of increased sales and the incorporation of our dental implant division.

Gross Profit

Our gross profit increased by $708,304 to $2,335,949 for the fiscal year ended March 31, 2015 as compared to $1,627,645 for the year ended March 31, 2014. Our gross profit increased primarily because of increased sales, increased pricing on veneers, and higher margins on associated software products.

Operating Expenses

Research and Development.  Our research and development expenses decreased $16,229 to $61,246 for the year ended March 31, 2015 as compared to $77,475 for the year ended March 31, 2014, because of reduced costs in the final phase of development of our veneer matching software.

Sales and marketing costs.  Our sales and marketing costs increased $73,554 to $756,233 or 10.8% for the year ended March 31, 2015 as compared to $682,679 for the year ended March 31, 2014.  The increase is largely due to the integration of our implant division.

General and administrative costs.   Our general and administrative costs for the year ended March 31, 2015 and 2014 were $1,158,279 and $1,364,745 respectively, representing a decrease of $206,466 or 15.1%.  Our general and administrative costs have decreased because we have achieved cost savings from the integration of our implant Division.

Depreciation and amortization.   Our depreciation and amortization increased $14,751 or 6.1%, to $254,776 for the year ended March 31, 2015 as compared to $240,025 for the year ended March 31, 2014. The increase is because of increased amortization on recently purchased equipment including purchases for our newly incorporated implant division.

Net interest expense.   Our net interest expense was $75,060 for the year ended March 31, 2015 as compared to $129,985 for the year ended March 31, 2014, a decrease of $54,925 or 42.3%. Interest expense has decreased primarily because of decreased utilization and full repayment of our bank credit line.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2015 reflects cash and cash equivalents of $399,149 as compared to $775,286 as of March 31, 2014, a decrease of $376,137.  Net cash provided by operations was $300,568 for the year ended March 31, 2015 as compared to net cash used by operations of $103,939 for the year ended March 31, 2014, an increase year over year of cash provided by operations in the amount of $404,507 primarily because of increased income.

As of March 31, 2015, there has been no indication of a trend of increased doubtful accounts.  As a result, at this time, we do not anticipate major increased reserves.

Investing Activities

Net cash (used by)/provided by investing activities was $(240,529) for the year ended March 31, 2015 as compared to net cash used by investing activities of $(81,363) for the year ended March 31, 2014. During the year ended March 31, 2015 we spent $240,529 on purchases of equipment and on the further development of our Smile Me Software. During the year ended March 31, 2014 we spent $81,363 on purchases of equipment.

Financing Activities

Net cash provided by/(used by) financing activities totaled $(358,136) for the year ended March 31, 2015 as compared to 1,198,816 for the year ended March 31, 2014. Net cash provided from financing activities in the year ended March 31, 2014 was higher than in the year ended March 31, 2015 primarily because of the partial sale of our investment in Asia.

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”).  The Facility is secured by a first lien on the assets of Remedent N.V..  On January 3, 2008, an amendment was made decreasing the mixed-use line of credit to €2,050,000, to be used by Remedent NV and/or Sylphar NV. Each line of credit carries its own interest rates and fees as provided in the Facility and varies from the current prevailing bank rate

The line of credit was completely repaid during the year ended March 31, 2015. As of March 31, 2015 and March 31, 2014, Remedent N.V. had in aggregate, $Nil and $273,200 in advances outstanding, respectively, under the mixed-use line of credit facilities.

During the years ended March 31, 2015 and March 31, 2014, we recognized an increase/(decrease) in cash and cash equivalents of $(237,953) and $(302,534), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2015, we had current assets of $2,906,788 compared to $3,440,693 at March 31, 2014. This decrease of $533,905 was due to a decrease in cash of $376,137 and an increase in accounts receivable of $59,566, offset by a decrease in inventories of $185,217, and a decrease in prepaid expenses of $32,117.

Current liabilities at March 31, 2015 of $3,441,735 were $407,889 less than current liabilities as at March 31, 2014 of $3,849,624.  The decrease was primarily a result of an increase in accounts payable of $248,216, offset by decreases in the current portion of long-term debt, line of credit, accrued liabilities, deferred revenue and due to related parties in the amounts of $84,936, $273,200, $115,556, $36,504 and $145,909 respectively.

Our cash and cash equivalents of $399,149 as of March 31, 2015 is sufficient to support our operations through our current fiscal year but we may need additional financing. During the year ended March 31, 2015, we have been able to generate cash flows sufficient to support our operations. The continuation of the Company is dependent upon the Company’s ability to continue to generate profitable operations. We may remain dependent on outside sources of funding until our results of operations provide consistent positive cash flows.

 We have supported current operations by raising additional operating cash through loans and strategic partnerships and through the sale of non-core divisions of our business. During the year ended March 31, 2014 we sold 7.9% of our investment in GlamSmile Asia for $3,000,000 and realized $1,185,000 in cash. Proceeds of the sale were used to repay our existing bank facility and to reduce our long-term debt.

At this time, we do not expect to purchase or sell any property or equipment over the next 12 months. The Company does not currently expect a significant change in the number of its employees over the next 12 months.

Off-Balance Sheet Arrangements

At March 31, 2015, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

As of March 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2015 based on the COSO criteria.

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

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person	Age	Position
Guy De Vreese	60	Chairman, Chief Executive Officer
Fred Kolsteeg	72	Director
Philippe Van Acker	50	Director, Chief Financial Officer and Chief Accounting Officer

Biographies

Guy De Vreese, Chairman.   From April 1, 2002, Mr. De Vreese has served as our Chairman of the Board.  Effective upon Mr. List’s resignation as Chief Executive Officer, on December 10, 2008 Mr. De Vreese became our Chief Executive Officer.  From June 2001 Mr. De Vreese has also served as President of Remedent N.V. and he has served as President of DMDS, Ltd., a European subsidiary of Dental & Medical Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment.  In August 1996, Mr. De Vreese founded DMD N.V., a Belgian company that was the independent European distributor for DMDS products and was its Chief Executive Officer until DMD purchased its distribution rights in April 1998.  Mr. De Vreese later worked as CEO from 1996 through February 1999 for Lident, N.V., a Belgian company that merged with DMD and specialized in digital photography and developer of imaging software.  Mr. De Vreese also served as a consultant providing services to DMDS, Ltd. from February 1999 to June 2001.  Mr. De Vreese resides in Belgium. Mr. De Vreese’s years of experience in the dental industry provide us with invaluable industry contacts and know-how, in addition to special insight into our customers’ needs and requirements. In addition, Mr. De Vreese’s extensive experience in our industry, commitment to research and development of innovative dental products, and in-depth knowledge of our company gained by serving as our CEO provide valuable insights for our Board.  The Board believes that Mr. De Vreese demonstrated leadership abilities and business judgment, provide an important leadership element to our Board

Philippe Van Acker, Director, Chief Accounting Officer.  Mr. Van Acker was appointed as our Chief Financial Officer as of March 30, 2005.  Effective December 18, 2008, Mr. Van Acker resigned as Chief Financial Officer and became our Chief Accounting Officer as well as assuming a position on the Board of Directors.  Effective July 17, 2012, Mr. Van Acker was re-appointed as our Chief Financial Officer.

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

Code of Ethics

We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. A copy of our Code of Ethics is available to any stockholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2015, were timely filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2015 and March 31, 2014, respectively:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)			Total ($) (j)

Guy De Vreese, CEO and Chairman	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$	nil	(1)	$	Nil	(1)
	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$	nil	(1)	$	Nil	(1)
	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$324,692	(1)		$324,692	(1)

Philippe Van Acker,	2015	$195,823	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$195,823
Chief Accounting Officer, Director	2014	$185,666	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$185,666
	2013	$175,783	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$175,783

(1)	These amounts are consulting fees, including a car allowance paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2015.  As of March 31, 2015, there were no outstanding stock awards and columns (g) through (j) have been omitted.

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

Our directors did not receive any compensation for board services during the fiscal year ended March 31, 2015.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2015.  The information in this table provides the ownership information for:

a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares.  Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Common stock beneficially owned and percentage ownership is based on 19,995,969 shares outstanding as of June 30, 2015.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Guy De Vreese, CEO, Chairman (2)
Zuiderlaan 1-3, bx 8
9000Ghent, Belgium	4,733,680	23.67%

Philippe Van Acker, Chief Financial Officer, Chief Accounting Officer, Director (3)
Zuiderlaan 1-3, bx 8
9000 Ghent, Belgium	225,000	1.13%

Fred Kolsteeg, Director (4)
Managelaantje 10
3062 CV Rotterdam
The Netherlands	295,000	1.48%

All Officers and Directors as a Group (3 persons)	5,253,680	26.28%

5% or Greater Stockholders

Sternberg Stuart	2,533,793	12.67%

*	Less than one percent

1.	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

2.	Guy De Vreese holds 3,304,426 shares in his own name, which such amount includes 100,000 shares of common stock underlying options which vested on September 17, 2007 and have an exercise price of $1.75 per share; 72,787 shares of common stock held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese; 6,467 shares of common stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese; and 1,400,000 shares of common stock held in the name of Lausha HK, a Hong Kong company controlled by Guy De Vreese.

3.	Includes 75,000 shares of common stock underlying options which vested on December 2005 and have an exercise price of $2.46 per share; 50,000 shares of common stock underlying options which have vested as of September 17, 2009 and have an exercise price of $1.75 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

4.	Includes 200,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Compensation

During the years ended March 31, 2015 and 2014 respectively, the Company incurred $195,823 and $185,666 in compensation expense for all directors and officers.

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

In connection with our Distribution, License & Manufacturing Agreement with Den-Mat (the “Distribution Agreement”) dated as August 2008, as amended and restated by the parties on June 3, 2009 pursuant to the Amended and Restated Distribution, License and Manufacturing Agreement, and as consideration for Den-Mat’s obligations under the Distribution Agreement, we agreed, among other things, to issue Den-Mat or an entity to be designated by Den-Mat, warrants to purchase up to three million three hundred seventy-eight thousand three hundred seventy-nine (3,378,379) shares of our common stock, par value $0.001 per share at an exercise price of $1.48 per share, exercisable for a period of five years. The warrants were  issued in the period ended September 30, 2008 and were valued at $4,323,207 based upon the Black-Scholes option pricing model utilizing a market price on the date of grant of $1.48 per share, an annualized volatility of 131%, a risk free interest rate of 3.07% and an expected life of five years.  The expense was originally classified as a non-operating expense. However, we have subsequently reclassified the expense to operations since our agreement with Den-Mat is in the normal course of our operations. The reclassification increased our operations expenses by $4,323,207, while reducing our other expenses by the same amount, resulting in no net impact upon our consolidated net loss for the year ended March 31, 2009.

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

Guy De Vreese, our Chairman of the Board and Chief Executive Officer, is the managing director of our subsidiary, Remedent N.V.  Mr. De Vreese provides his services as Remedent N.V.’s Managing Director through his company, Lausha, N.V.  Lausha, N.V.  has an oral consulting arrangements with Remedent N.V. that provide for Mr. De Vreese’s services and is a  company controlled by Mr. De Vreese.  On March 20, 2006, Lausha N.V. and Lident N.V. merged into Lausha N.V., controlled by Mr. De Vreese.  Lausha N.V. received a total of $324,692 and $348,299 as compensation for services relating to his duties as Managing Director of Remedent N.V. on a-day-to-day base  for the years ending March 31, 2013 and March 31, 2012, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2015 and the review of our quarterly reports for such year, amounted to $29,182. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2014 and the review of our quarterly reports for such years amounted to $35,834.

Audit Related Fees. For the years ended March 31, 2015 and March 31, 2014, we paid $7,500 and $7,500, respectively, to our auditors for other audit related fees.

Tax Fees. For the years ended March 31, 2015 and March 31, 2014, we paid $Nil and $Nil, respectively, to our auditor for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2015	2014
Audit Fees	$29,182	$35,834
Audit Related Fees	$7,500	$7,500
Tax Fees	$-	$-
All Other Fees	$-	$-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2015.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

Consolidated balance sheet as of March 31, 2015 and March 31, 2014, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 year period ended March 31, 2015.

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

REMEDENT, INC.

Dated: June 29, 2015	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive Officer)

Dated: June 29, 2015	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2015	/s/ Guy De Vreese
Guy De Vreese, Chairman of the Board of Directors, and
Chief Executive Officer (“Principal Executive Officer”)

Dated: June 29, 2015	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: June 29, 2015	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (4)

10.3	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (5)

10.4	Distribution, License and Manufacturing Agreement dated as of January 20, 2012, (the “Effective Date”) by and among Remedent, Inc., a Nevada corporation (“Remedent Nevada”), Remedent N.V., a company incorporated under the laws of Belgium (“Remedent Belgium) and GlamSmile Dental Technology, Ltd., a company incorporated under the laws of the Cayman Islands (7)

10.5	Termination and License Agreement dated March 27, 2012 (7)

14.1	Code of Ethics, adopted March 25, 2003 (6)

21.1	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(5)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(7)	Incorporated by reference from Form 10-K filed with the SEC on July 16, 2012.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

We have audited the accompanying consolidated balance sheets of Remedent, Inc. and its subsidiaries (the “Company”) as of March 31, 2015 and March 31, 2014 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Remedent Inc. at March 31, 2015 and March 31, 2014 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Brussels - Belgium, June 24, 2015

Vandelanotte Bedrijfsrevisoren CVBA

Statutory Auditors

Represented by

/s/ René Van Asbroeck
Registered Auditor

F - 1

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$399,149	$775,286
Accounts receivable, net of allowance for doubtful accounts of $50,089 at March 31, 2015 and $47,469 at March 31, 2014	847,144	787,578
Other receivable	1,150,000	1,150,000
Inventories, net	414,034	599,251
Prepaid expense	96,461	128,578
Total current assets	2,906,788	3,440,693
PROPERTY AND EQUIPMENT, NET	435,268	489,420
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,366,813	1,260,150
Investment in MFI (Note 3)	828,828	958,652
Patents, net	7,099	19,579
Total assets	$5,544,796	$6,168,494
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,172,467	$2,257,403
Line of Credit	—	273,200
Accounts payable	846,773	598,558
Accrued liabilities	334,748	450,303
Deferred revenue	87,747	124,251
Due to related parties (Note 3)	—	145,909
Total current liabilities	3,441,735	3,849,624

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2015 and March 31, 2015 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at March 31, 2015 and March 31, 2015 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,974,904)	(21,080,063)
Accumulated other comprehensive income (loss)	(1,185,097)	(793,382)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,032,314	2,318,870
Non-controlling interest	70,747	—
Total stockholders’ equity	2,103,061	2,318,870
Total liabilities and equity	$5,544,796	$6,168,494

COMMITMENTS (Note 18)

 The accompanying notes are an integral part of these consolidated financial statements.

F - 2

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2015	2014
Net sales	$3,616,355	$2,592,596
Cost of sales	1,280,406	964,951
Gross profit	2,335,949	1,627,645
Operating Expenses
Research and development	61,246	77,475
Sales and marketing	756,233	682,679
General and administrative	1,158,279	1,364,745
Depreciation and amortization	254,776	240,025
TOTAL OPERATING EXPENSES	2,230,534	2,364,924
OPERATING INCOME (LOSS)	105,415	(737,279)
NON-OPERATING INCOME (EXPENSE)
Gain on sale of Investment in GlamSmile Asia Ltd. (Note 3)	—	1,582,597
Equity income from investments	106,663	156,620
Interest expense	(75,060)	(129,985)
Other expense	(35,975)	(449,363)
Other income	63,000	101,918
TOTAL OTHER INCOME	58,628	1,261,787
PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	164,043	524,508
Income tax expense	30,565	—
NET INCOME BEFORE NON-CONTROLLING INTEREST	$133,478	$524,508
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(28,319)	—
NET INCOME ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	105,159	524,508
PROFIT (LOSS) PER SHARE
Basic	$0.01	$0.03
Fully diluted	$0.01	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2013	19,995,969	19,996	24,906,269	97,500	(21,604,571)	(831,450)	(1,118,262)	1,469,482	17,362	1,486,844

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	153,567	153,567	—	153,567

Fair value adjustment AFS investment	—	—	—	—	—	—	171,313	171,313	—	171,313
Deconsolidation	—	—	—	—	—	—	—	—	(17,362)	(17,362)
Net income for the year	—	—	—	—	524,508	—	—	524,508	—	524,508

Balance, March 31, 2014	19,995,969	19,996	24,906,269	97,500	(21,080,063)	(831,450)	(793,382)	2,318,870	—	2,318,870

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	(391,715)	(391,715)	42,428	(349,287)

Net income for the year	—	—	—	—	105,159	—	—	105,159	28,319	133,478

Balance, March 31, 2015	19,995,969	19,996	24,906,269	97,500	(20,974,904)	(831,450)	(1,185,097)	2,032,314	70,747	2,103,061

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (loss)	$133,478	$524,508
Adjustments to reconcile net (loss) to net cash used by operating activities:
Gain on Sale of Glamsmile Asia (note 3)	—	(1,582,597)
Depreciation and amortization	254,776	240,025
Inventory reserve	(82,570)	388,778
Allowance for doubtful accounts	2,620	42,636
Investment income	(106,663)	(156,620)
Changes in operating assets and liabilities:
Accounts receivable	(59,566)	160,393
Inventories	185,217	392,556
Prepaid expenses	32,117	437,922
Accounts payable	239,128	(385,808)
Accrued liabilities	(115,556)	(286,761)
Due to related parties	(145,909)	145,907
Deferred revenue	(36,504)	(24,878)
Net cash used by operating activities	300,568	(103,939)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(240,529)	(81,363)
Net cash used by investing activities	(240,529)	(81,363)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of investment in GlamSmile Asia (Note 3)	—	1,850,000
Repayments of capital lease note payable	(84,936)	(88,227)
Advances (repayments) of line of credit	(273,200)	(563,155)
Net cash provided by financing activities	(358,136)	1,198,618

NET (DECREASE) INCREASE IN CASH	(298,097)	1,013,316
Effect of exchange rate changes on cash and cash equivalents	(78,040)	(302,534)
CASH AND CASH EQUIVALENTS, BEGINNING	775,286	64,504
CASH AND CASH EQUIVALENTS, ENDING	$399,149	$775,286
Supplemental Cash Flow Information :
Interest paid	$25,060	$62,997
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended March 31,
	2015	2014
Net Profit (loss) attributable to Remedent, Inc. common shareholders	$105,159	$524,508

OTHER COMPREHENSIVE INCOME (LOSS):
Fair value adjustment on AFS investment MFI	(129,824)	171,313
Foreign currency translation adjustment	(261,891)	153,567
COMPREHENSIVE PROFIT(LOSS) ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$(286,556)	$849,388

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2015 and March 31, 2014, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of March 31, 2015 the Company had a working capital deficit of $534,947, and an accumulated deficit of $20,974,904. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2015.

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

Remedent N.V.’s 21.51 % investment in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% owned Guangzhou Dental Clinic Co., Ltd. and its 50% owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $394,932 at March 31, 2015 and $477,502 at March 31, 2014.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2015 and March 31, 2014, advertising expense was $386,337 and $309,076, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2015, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

F - 10

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2015	Year ended March 31, 2014
Product warranty liability:
Opening balance	$6,899	$19,301
Accruals for product warranties issued in the period	(1,478)	(12,402)
Adjustments to liabilities for pre-existing warranties	—	—
Ending liability	$5,421	$6,899

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,421 and $6,899 as of March 31, 2015 and March 31, 2014, respectively.

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

At each of March 31, 2015 and 2014, the Company had 19,995,969, shares of common stock issued and outstanding. At March 31, 2015 and 2014, the Company did not have any warrants outstanding, but had 1,582,500 and 1,795,000 options outstanding, respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2015 and 2014 respectively, it would have excluded all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all options.

Conversion of Foreign Currencies

The reporting and functional currency for the consolidated financial statements of the Company is the U.S. dollar. The home currency for the Company’s European subsidiaries, Remedent N.V., Biotech Dental Benelux N.V.,GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

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

New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

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

3 .     LONG-TERM INVESTMENTS

GLAMSMILE ASIA LTD.

Acquisition

Effective January 1, 2010 the Company acquired 50.98% of the issued and outstanding shares of Glamsmile Asia Ltd. (“Glamsmile Asia” or “Glamsmile”), a private Hong Kong company, with subsidiaries in Hong Kong and Mainland China, in exchange for the following consideration:

F - 12

1.	325,000 Euro (US$466,725). As of March 31, 2011 the full amount was paid.
2.	250,000 shares of common stock to be issued during the fiscal year ended March 31, 2011($97,500 was recorded as an obligation to issue shares as at March 31, 2010). The parties have agreed that the shares will be issued during fiscal year ended March 31, 2016.
3.	100,000 options on closing (issued);
4.	100,000 options per opened store at closing (issued);
5.	100,000 options for each additional store opened before the end of 2011 at the price of the opening date of the store;
6.	Assumption of Glamsmile’s January 1, 2010 deficit of $73,302.; and
7.	Repayment of the founding shareholder’s original advances in the amount of $196,599. The balance of $196,599, recorded as due to related parties at March 31, 2010, is unsecured, non-interest bearing and has no specific terms of repayment other than it will be paid out of revenues from Glamsmile, as working capital allows. During the year ended March 31, 2011 a total of $101,245 was paid to the founding shareholder, leaving a balance due of $95,354 on June 27, 2011. As at March 31, 2012 the full amount was paid.

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

Effective March 31, 2014 the Company has retained a 21.51% ownership in GlamSmile Asia Ltd.

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

F - 13

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
$1,470,776

For the year ended March 31, 2015, the Company recorded equity income of $106,663 (2014 - $156,620) in “Equity income from investments ” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

MEDICAL FRANCHISES & INVESTMENTS

Effective March 31, 2013, the Company acquired 6.12 % of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("MFI NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment, an unrecognized loss of $129,824 due to exchange differences (2014 - $17l,213) has been recorded in accumulated other comprehensive income. Future unrealized gains and losses on the investment in MFI will also be recognized in other comprehensive income until realized.

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

F - 14

5.   CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2015 five customers accounted for a total of 66.18% of the Company’s trade accounts receivable and one of those customers accounted for 35.34% of total accounts receivable. At March 31, 2014 five customers accounted for a total of 82.08% of the Company’s trade accounts receivable and one of those customers accounted for 42.08% of total accounts receivable.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. As at March 31, 2015, the Company had five suppliers who accounted for 47.93% of unpaid accounts payable.  As at March 31, 2014, the Company had five suppliers who accounted for 39.78% of unpaid accounts payable.

Revenues — For the year ended March 31, 2015 the Company had five customers that accounted for 54.47 % of total revenues .For the year ended March 31, 2014 the Company had five customers that accounted for 81.07% of total revenues.

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2015	March 31, 2014
Accounts receivable, gross	$897,233	$835,047
Less: allowance for doubtful accounts	(50,089)	(47,469)
Accounts receivable, net	$847,144	$787,578

7.   INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2015	March 31, 2014
Raw materials	$17,683	$23,760
Components	169,855	228,884
Finished goods	621,428	824,109
	808,966	1,076,753
Less: reserve for obsolescence	(394,932)	(477,502)
Net inventory	$414,034	$599,251

8.   PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2015	March 31, 2014
Prepaid materials and components	$23,849	$45,546
Prepaid consulting	28,163	—
VAT payments in excess of VAT receipts	207	11,430
Prepaid rent	29,813	48,293
Other	14,429	23,309
	$96,461	$128,578

F - 15

 9.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2015	March 31, 2014
Furniture and Fixtures	$466,374	$461,260
Machinery and Equipment	1,947,878	1,706,248
	2,414,252	2,167,508
Accumulated depreciation	(1,978,984)	(1,678,088)
Property & equipment, net	$435,268	$489,420

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

11.   LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $273,088).

The lease requires a monthly payment of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract. Effective March 31, 2015 the capital lease was fully paid.

The net book value as of March 31, 2015 and March 31, 2014 of the equipment subject to the foregoing lease was $Nil and $77,943 respectively as the contract was fully concluded at March 31, 2015

Secured Debt Agreements (1)

On June 3, 2011, the Company obtained a loan in the principal amount of $1,000,000 (the “Loan”) from an unrelated private company, Excelsior Medical (HK) (“EM”). In connection with the Loan, the Company issued a promissory note, with a simple interest rate of 5% per annum, secured by certain assets of the Company (the “Note”). The maturity date of the Loan is June 3, 2014. Interest of $50,000 per annum is payable in cash on an annual basis. The Company is currently in the process of renegotiating the terms of repayment.

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

Secured Debt Agreements (2)

On December 3, 2012, the Company obtained a loan in the principal amount of € 100,000 (the “Loan”) from BNP Paribas Fortis bank, to be repaid over the next 24 months. The loan is secured by a lien on the assets of Remedent N.V. as already granted for the use of our existing Credit Line Facility. The maturity date of the Loan was December 17, 2014 at an interest rate of 3.68% to be repaid in monthly installments of € 4,331 ($5,154). The loan was fully repaid as of December 17, 2014.

F - 16

12.   DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2015 and 2014 respectively, the Company incurred $195,823 and $185,666 respectively as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

13.   ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2015	March 31, 2014
Accrued employee benefit taxes and payroll	$244,486	$358,567
Accrued travel	5,421	7,212
Commissions	97	23,110
Accrued audit and tax preparation fees	19,480	17,938
Reserve for warranty costs	5,421	6,899
Accrued advertising	—	10,153
Accrued interest	6,554	381
Accrued consulting fees	1,500	1,500
Other accrued expenses	51,789	24,543
	$334,748	$450,303

14.   INCOME TAXES

The domestic and foreign (“Belgium”, “German”, “Italian”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2015	March 31, 2014
Domestic	$(121,369)	$(97,114)
Foreign	285,412	621,622
	$164,043	$524,508

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2015	March 31, 2014
Domestic — Net operating loss carryforward	$7,940,847	$7,898,368
Foreign — Net operating loss carryforward	211,692	311,586
Total	8,152,539	8,209,954
Valuation allowance	(8,152,539)	(8,209,954)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

F - 17

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2015 and March 31, 2014 are as follows:

	March 31, 2015	March 31, 2014
Domestic
Pre tax income (loss)	$(121,369)	$(97,114)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(42,479)	(33,990)
Valuation allowance	42,479	33,990
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	285,412	621,622
Statutory tax rate	35%	35%
Tax expense (benefit) based upon statutory rate	99,894	217,567
Permanent differences	(99,894)	(217,567)
	—	—
Net foreign income tax expense	30,565	—
Total Income tax	$30,565	$—

15.   EQUITY COMPENSATION PLANS

As of March 31, 2015, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2015 and March 31, 2014 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2001 Plan		2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding,March 31, 2013 and March 31, 2014	12,500	1.20	432,500	0.96	1,000,000	1.21	350,000	0.97
Expired	(12,500)	—	—	—	—	—	(200,000)	—
Options outstanding and exercisable March 31, 2015	—	—	432,500	0.96	1,000,000	1.21	150,000	0.97
Options exercisable March 31, 2015	—	—	432,500	0.96	1,000,000	1.21	150,000	0.97
Exercise price range	$—		$ 0.50 - $2.46		$1.21		$1.75
Weighted average remaining life	—		3.00 years		3.12 years		1.56 years

F - 18

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$0.97	NA
Total	2,265,000	$1.10	605,000

For the years ended March 31, 2015 and March 31, 2014 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.

16.   COMMON STOCK WARRANTS AND OTHER OPTIONS

As of March 31, 2015 and March 31, 2014, the Company had warrants to purchase the Company’s common stock outstanding that were 5not granted under shareholder approved equity compensation plans as follows:

	Outstanding Warrants	Weighted Average Exercise Price
Warrants and options outstanding March 31, 2013	3,738,379	$1.50
Expired	(3,738,379)
Warrants outstanding March 31, 2014 and March 31, 2015	—

17.   SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., and Biotech Dental Bnelux N.V. in the year ended March 31, 2015 and Remedent Inc., Remedent, N.V., GlamSmile Deutschland GmbH and GlamSmile Rome SRL in the year ended March 31, 2014. Our operations are primarily in Europe and Asia and 100% of our sales for the fiscal years ended March 31, 2015 and March 31, 2014 were generated from customers outside of the United States.

F - 19

18.   COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008. at a base rent of €5,712 per month for the total location ($6,433 per month at March 31, 2015).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,050 per month at March 31, 2015).

Thirdly, the Company leases an office facility of 1,991 square feet in Rome, Italy to support the sales and marketing division of our veneer business, from an unrelated party pursuant a six year lease commencing July 1, 2011, at a base rent of € 6,500 per month for the total location ($8,969 per month at March 31, 2014) Due to an internal re-organization and in mutual agreement with the unrelated party, the rent agreement was stopped at March 31, 2014.

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2015:

March 31, 2015	154,430
March 31, 2016	122,156
March 31, 2017	58,925
March 31, 2018	17,902
After five years	34,241
Total:	$387,654

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2015		March 31, 2014
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	$399,149	$399,149	$775,286	$775,286
Accounts receivable	2	$847,144	$847,144	$787,578	$787,578
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$1,366,813	$1,366,813	$1,260,150	$1,260,150
Long term investments and advances MFI	1	$828,828	$828,828	$958,652	$958,652

Line of credit	2	$—	$—	$273,200	$273,200
Short term debt	2	$2,172,467	$2,172,467	$2,257,403	$2,257,403
Deferred revenue	2	$87,747	$87,747	$124,251	$124,251
Accounts payable	2	$846,773	$846,773	$598,558	$598,558
Accrued liabilities	2	$334,748	$334,748	$450,303	$450,303

F - 20

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

	Year ended March 31, 2015	Year ended March 31, 2014
Long term investments and advances:
Beginning balance	$1,260,150	$2,441,572
Gains (losses) included in net loss	106,663	(1,338,042)
Transfers in (out of level 3)	—	156,620

Ending balance	$1,366,813	$1,260,150

F - 21