Form 10-Q
period 2015-06-30
REMEDENT, INC.
filed 2015-08-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of August 14, 2015 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,354	$399,149
Accounts receivable, net of allowance for doubtful accounts of $51,419 at June 30, 2015 and $50,089 at March 31, 2015	954,671	847,144
Other receivable	1,150,000	1,150,000
Inventories, net	397,010	414,034
Prepaid expense	168,612	96,461
Total current assets	2,874,647	2,906,788

PROPERTY AND EQUIPMENT, NET	465,545	435,268
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,471,738	1,366,813
Investment in MFI (Note 3)	828,828	828,828
Patents, net	3,979	7,099
Total assets	$5,644,737	$5,544,796
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,184,933	$2,172,467
Accounts payable	742,992	846,773
Accrued liabilities	234,907	334,748
Deferred revenue	123,220	87,747
Total current liabilities	3,286,052	3,441,735

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2015 and March 31, 2015 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2015 and March 31, 2015 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,778,293)	(20,974,904)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,148,204)	(1,185,097)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,265,818	2,032,314
Non-controlling interest	92,867	70,747
Total stockholders’ equity	2,358,685	2,103,061
Total liabilities and equity	$5,644,737	$5,544,796

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2015	2014

Net sales	$827,386	$928,166
Cost of sales	265,900	329,401
Gross profit	561,486	598,765
Operating Expenses
Research and development	3,595	13,721
Sales and marketing	89,934	226,328
General and administrative	221,564	305,492
Depreciation and amortization	39,711	58,497
TOTAL OPERATING EXPENSES	354,804	604,038
INCOME (LOSS) FROM OPERATIONS	206,682	(5,273)
OTHER INCOME (EXPENSES)
Equity income from investments	104,925	50,000
Interest expense	(16,680)	(19,403)
Interest /other income	3,557	47,859
Other (expenses)	(1,064)	(1,134)
TOTAL OTHER INCOME (EXPENSES)	90,738	77,322

NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	$297,420	$72,049
Income taxes	(78,692)	—
NET INCOME BEFORE NON-CONTROLLING INTEREST	218,728	72,049
NET INCOME ATTRIBUTABE TO NON-CONTROLLING INTEREST	(22,119)	(14,409)
NET INCOME ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	$196,609	$57,640

(LOSS) INCOME PER SHARE
Basic	$0.01	$(0.00)
Fully diluted	$0.01	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended June 30,
	2015	2014

NET INCOME	$196,609	$57,640

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	47,974	(11,081)

COMPREHENSIVE INCOME (LOSS)	$244,583	$46,559

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$196,609	$57,640
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	39,711	58,497
Inventory reserve	(100)	(4,015)
Allowance for doubtful accounts	1,330	(399)
Changes in operating assets and liabilities:
Equity investment	(104,925)	(50,000)
Accounts receivable	(107,527)	(274,727)
Inventories	17,024	6,543
Prepaid expenses	(72,151)	(11,397)
Accounts payable	(94,814)	219,019
Accrued liabilities	(99,841)	(191,753)
Deferred revenue	35,479	(27,177)
Due to related parties	—	(37,336)
Net cash used by operating activities	(189,205)	(255,105)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(25,834)	(20,761)
Net cash used by investing activities	(25,834)	(20,761)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (repayments of) capital lease note payable	12,466	(25,331)
(Repayments of) proceeds from line of credit	—	(205,474)
Net cash provided by financing activities	12,466	(230,805)
NET (DECREASE) INCREASE IN CASH	(202,573)	(506,671)
Effect of exchange rate changes on cash and cash equivalents	7,778	48,555
CASH AND CASH EQUIVALENTS, BEGINNING	399,149	775,286
CASH AND CASH EQUIVALENTS, ENDING	$204,354	$317,170
Supplemental Information:
Interest paid	$4,214	$6,937
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2015 and March 31, 2014, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of June 30, 2015 the Company had a working capital deficit of $411,405, and an accumulated deficit of $20,778,293. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on June 29, 2015 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2015.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2015, except as may be indicated below:

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

Remedent N.V.’s 21.51 % investment in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% owned Guangzhou Dental Clinic Co., Ltd. and its 50% owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investments)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements and corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended March 31, 2016. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2015, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Three months ended June 30, 2015	Year ended March 31, 2015
Product warranty liability:
Opening balance	$5,421	$6,899
Accruals for product warranties issued in the period	144	(1,478)
Adjustments to liabilities for pre-existing warranties	—	—
Ending liability	$5,565	$5,421

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,565 and $5,421 as of June 30, 2015 and March 31, 2015, respectively.

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

At each of June 30, 2015 and March 31, 2015, the Company had 19,995,969, shares of common stock issued and outstanding.  At June 30, 2015 and March 31, 2015, the Company did not have any warrants outstanding but had 1,582,500 and 1,582,500 options outstanding respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three month period ended June 30, 2015 and the three month period ended June 30, 2014 respectively, it would have excluded all warrants and all options respectively since the Company’s average share trading price during the three month periods ended June 30, 2015 and June 30, 2014 were less than the exercise price of all options.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on ‘Available For Sale (AFS)’ securities. During the three months ended June 30, 2015 and 2014 the Company did not record any unrealized gains or losses on AFS securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $47,974 and $(11,081) for the three months ended June 30, 2015 and 2014, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronuncements

Recent Accounting Pronouncements Not Yet Adopted

The Financial Accounting Standards Board (FASB) has issued final guidance that simplifies the subsequent measurement of inventories by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models. The guidance is effective for public business entities for fiscal years beginning after 15 December 2016, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after 15 December 2016, and interim periods within fiscal years beginning after 15 December 2017. Early adoption is permitted. We are currently evaluating the impact of the new guidance however we do not expect its application to have a significant impact upon our consolidated financial statements.

The FASB has updated U.S. Generally Accepted Accounting Principles (GAAP) to eliminate a critical gap in existing standards. The new guidance, found in Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The changes in ASU 2014-15 will take effect for the annual financial statement period ending after December 15, 2016, and for annual periods and interim periods thereafter (with early application permitted) which corresponds to the Company’s fiscal year beginning April 1, 2017. We are currently evaluating the impact of the new guidance however we do not expect its application to have a significant impact upon our consolidated financial statements.

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
$1,470,776

For the three month periods ended June 30, 2015 and June 30, 2014 the Company recorded equity income of $104,925 and $50,000 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At June 30, 2015, five customers accounted for 72.09% of the Company’s trade accounts receivables, and one customer accounted for 29.58%.   At March 31, 2015 five customers accounted for a total of 66.18% of the Company’s trade accounts receivable and one of those customers accounted for 35.34% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the three months ended June 30, 2015 the Company had five suppliers who accounted for 29.24% of gross purchases. For the three months ended June 30, 2014 the Company had five suppliers who accounted for 33.59% of gross purchases.

Revenues —  For the three months ended June 30, 2015 the Company had five customers that accounted for 63.10% of total revenues and one of those customers accounted for 39.92% of total revenues. For the three months ended June 30, 2014 the Company had five customers that accounted for 56.15% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	June 30, 2014	March 31, 2015
Accounts receivable, gross	$1,006,090	$897,233
Less: allowance for doubtful accounts	(51,419)	(50,089)
Accounts receivable, net	$954,671	$847,144

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2015	March 31, 2015
Raw materials	$15,197	$17,683
Components	170,659	169,855
Finished goods	616,578	621,428
	802,434	808,966
Less: reserve for obsolescence	(405,424)	(394,932)
Net inventory	$397,010	$414,034

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2015	March 31, 2015
Prepaid materials and components	$100,000	$23,849
VAT payments in excess of VAT receipts	4,389	28,163
Prepaid consulting	34,929	—
Prepaid trade show expenses	—	207
Prepaid rent	22,258	29,813
Other	7,036	14,429
	$168,612	$96,461

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2014	March 31, 2015
Furniture and Fixtures	$466,374	$466,374
Machinery and Equipment	1,982,676	1,947,878
	2,449,050	2,414,252
Accumulated depreciation	(1,983,505)	(1,978,984)
Property & equipment, net	$465,545	$435,268

10.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO. Effective September 3, 2013 we have agreed to repay our line of credit of € 495.000 (US $589,050) in 10 installments of € 49.500 (US $58,905) + and interest of 3.6 % per year commencing November 1, 2013, with the last payment due on July 31, 2014. The loan was completely repaid in July 2014 and all securities were released by the bank in January 2015.

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

The net book value as of March 31, 2015 and March 31, 2014 of the equipment subject to the foregoing lease was $Nil and $77,943 respectively as the contract was fully concluded at March 31, 2015.

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2015 and 2014 respectively, the Company incurred $46,550 and $55,534 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2015	March 31, 2015
Accrued employee benefit taxes and payroll	$98,172	$244,486
Accrued income taxes	100,014	—
Accrued travel	5,565	5,421
Commissions	—	97
Accrued audit and tax preparation fees	10,765	19,480
Reserve for warranty costs	5,565	5,421
Accrued VAT	4,976	—
Accrued interest	—	6,554
Accrued consulting fees	3,500	1,500
Other accrued expenses	6,351	51,789
	$234,907	$334,748

14.	EQUITY COMPENSATION PLANS

As of June 30, 2015, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of June 30, 2015 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding, March 31, 2015	432,500	0.96	1,000,000	1.21	150,000	.97
Expired	—	—	—	—	—	—
Options outstanding and exercisable June 30, 2015	432,500	0.96	1,000,000	1.21	150,000	.97
Exercise price range	$0.50 - $2.46		$1.21		$1.75
Weighted average remaining life	2.75 years		2.87 years		1.31 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the three month periods ended June 30, 2015and June 30, 2014 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled in the three month periods ended June 30, 2015 and June 30, 2014.

15.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., and Biotech Dental Benelux N.V.. Our operations are primarily in Europe and Asia and 100% of our sales for the three months ended June 30, 2015 and June 30, 2014 were generated from customers outside of the United States.

16.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,357 per month at June 30, 2015).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,078 per month at June 30, 2015).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at June 30, 2015:

March 31, 2016	$119,338
March 31, 2017	125,402
March 31, 2018	60,490
March 31, 2019	18,378
March 31, 2020	18,378
Balance	16,773
Total:	$358,759

17.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		June 30, 2015		March 31, 2015
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$204,354	$204,354	$399,149	$399,149
Accounts receivable	2	$954,671	$954,671	$847,144	$847,144
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$1,471,738	$1,471,738	$1,366,813	$1,366,813
Long term investments and advances MFI	1	$828,828	$828,828	$828,828	$828,828
Short term debt	2	$2,184,933	$2,184,933	$2,172,467	$2,172,467
Deferred revenue	2	$123,220	$123,220	$87,747	$87,747
Accounts payable	2	$742,992	$742,992	$846,773	$846,773
Accrued liabilities	2	$234,907	$234,907	$334,748	$334,748

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three month period ended June 30, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Three month period ended June 30, 2015
Long term investments and advances:
Beginning balance	$1,366,813
Gains (losses) included in net loss	104,925
Transfers in (out of level 3)	—

Ending balance	$1,471,738

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2015 and June 30, 2014. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2015 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2015	2014
	(unaudited)
NET SALES	100.00%	100.00%
COST OF SALES	32.14%	35.49%
GROSS PROFIT	67.86%	64.51%
OPERATING EXPENSES
Research and development	0.43%	1.48%
Sales and marketing	10.87%	24.38%
General and administrative	26.78%	32.92%
Depreciation and amortization	4.80%	6.30%
TOTAL OPERATING EXPENSES	42.88%	65.08%
INCOME (LOSS) FROM OPERATIONS	24.98%	(0.57)%
Other income	10.97%	8.33%
NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	35.95%	7.76%
Income (expense)	(9.51)%
NET INCOME BEFORE NON-CONTROLLING INTEREST	26.44%	7.76%
NON-CONTROLLING INTEREST	2.67%	1.55%
NET INCOME	23.76%	6.21%

Net Sales

Net sales decreased by approximately 10.9% to $827,386 for the three months ended June 30, 2015 as compared to $928,166 for the three months ended June 30, 2014.  The decrease in sales is primarily due to the impact of the exchange rate USD versus EURO. As 100% of our sales are generated outside of the USA, all our sales are invoiced in EURO. Comparing the total Euro amounts of sales indicated a sales increase of 3,93%, or € 709,351 for the total sales generated during the quarter ended June 30, 2015 as compared to € 682,559 for the total sales generated during the quarter ended June 30, 2014.

Cost of Sales

Cost of sales decreased approximately 19.3% to $265,900 for the three months ended June 30, 2015 as compared to $329,401 for the three months ended June 30, 2014.  The decrease in cost of sales is primarily due to improved production processes. Cost of sales as a percentage of sales has decreased primarily because of new production strategies which have enabled us to reduce our production costs.

Gross Profit

Our gross profit decreased by $37,279 or 6.2% to $561,486 for the three months ended June 30, 2015 as compared to $598,765 for the three months ended June 30, 2014. Our gross profit as a percentage of sales increased to 67.86% in the three months ended June 30, 2015 as compared to 64.51% for the three months ended June 30, 2014. Our gross profit has increased because of increased sales, improved pricing of our veneers, improved production processes, positive results concerning our product software the ‘SmileMe Mirror’ and the full integration of the implant business.

Operating Expenses

Research and Development.  Our research and development expenses decreased by $10,126 to $3,595 for the three months ended June 30, 2015 as compared to $13,721 for the three months ended June 30, 2014, a decrease of 73.8%. Our research and development costs have decreased primarily because of the finalization of our Software program the 4smile Me Mirror’.

Sales and marketing costs. Our sales and marketing costs for the three months ended June 30, 2015 and 2014 were $89,934 and $226,328 respectively, representing a decrease of $136,394 or 60.3%.  The decrease is largely due to the market acceptance of our existing and newly launched products which enables us to reduce related marketing expenses without the risk of losing market share.

General and administrative costs. Our general and administrative costs for the three months ended June 30, 2015 and 2014 were $221,564 and $305,492 respectively, representing a decrease of $83,928 or 27.5%.  The decrease in general and administrative costs is largely due to increased synergy between internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization decreased $18,786 or 32.1% to $39,711 for the three months ended June 30, 2015 as compared to $58,497 for the three months ended June 30, 2014.   The decrease is largely because previous investments in machinery and equipment are now fully amortized.

Other income (expense).   Our other income was $90,738 for the three months ended June 30, 2015 as compared to $77,322 for the three months ended June 30, 2014, an increase in income of $13,416.    The increase in income was primarily as a result of our equity income. During the quarter ended June 30, 2015 we earned equity income from our investment in GlamSmile Dental Technology Ltd., of $104,925 versus $50,000 for the quarter ended June 30, 2014.

Internal and External Sources of Liquidity

As of June 30, 2015, we had current assets of $2,874,647 compared to $2,906,788 at March 31, 2015. This decrease of $32,141 was primarily due to a decrease in cash of $194,795 and a decrease in inventories of $17,024, offset by an increase in accounts receivable of $107,527 and an increase in prepaid expenses of $72,151.

As of June 30, 2015, we had cash and cash equivalents of $204,354. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at June 30, 2015 reflects cash and cash equivalents of $204,354 as compared to $399,149 as of March 31, 2015, a decrease of $194,795.

Operations

Net cash (used by) operations was $(189,205) for the three months ended June 30, 2015 as compared to net cash used by operations of $(255,105) for the three months ended June 30, 2014. The increase in net cash provided by operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily as a result of increased net income.

Investing activities

Net cash used in investing activities totaled $25,834 for the three months ended June 30, 2015 as compared to net cash used in 5investing activities of $20,761 for the three months ended June 30, 2014. Cash used in the three months ended June 30, 2015 and 2014 was mainly for additional equipment.

Financing activities

Net cash (used)/provided by financing activities totaled $12,466 for the three months ended June 30, 2015, as compared to $(230,805) for the three months ended June 30, 2014.  The increase in the net cash provided by financing activities in the three month period ended June 30, 2014 was primarily as a result of our decrease in our line of credit.

During the three months ended June 30, 2015 and June 30, 2014, we recognized an increase in cash and cash equivalents of $7,778 and $48,555, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2015 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: August 14, 2015	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

