Form 10-Q
period 2015-09-30
REMEDENT, INC.
filed 2015-11-16
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of November 16, 2015 was 19,995,969.

1

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$147,943	$399,149
Accounts receivable, net of allowance for doubtful accounts of $51,484 at September 30, 2015 and $50,089 at March 31, 2015	1,058,054	847,144
Other receivable	1,150,000	1,150,000
Inventories, net	386,822	414,034
Prepaid expense	167,520	96,461
Total current assets	2,910,339	2,906,788

PROPERTY AND EQUIPMENT, NET	438,046	435,268
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,516,035	1,366,813
Investment in MFI (Note 3)	828,828	828,828
Patents, net	847	7,099
Total assets	$5,694,095	$5,544,796
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,197,536	$2,172,467
Accounts payable	699,364	846,773
Accrued liabilities	294,314	334,748
Deferred revenue	109,435	87,747
Total current liabilities	3,300,649	3,441,735

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at September 30, 2015 and March 31, 2015 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at September 30, 2015 and March 31, 2015 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,723,617)	(20,974,904)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(1,168,424)	(1,185,097)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,300,274	2,032,314
Non-controlling interest	93,172	70,747
Total stockholders’ equity	2,393,446	2,103,061
Total liabilities and equity	$5,694,095	$5,544,796

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2015	2014	2015	2014

Net sales	$692,197	$853,812	$1,519,583	$1,781,978
Cost of sales	200,244	238,874	466,144	568,275
Gross profit	491,953	614,938	1,053,439	1,213,703
Operating Expenses
Research and development	1,635	25,448	5,230	39,169
Sales and marketing	91,906	206,612	181,840	432,940
General and administrative	310,260	312,168	531,824	617,660
Depreciation and amortization	40,169	59,772	79,880	118,269
TOTAL OPERATING EXPENSES	443,970	604,000	798,774	1,208,038
INCOME FROM OPERATIONS	47,983	10,938	254,665	5,665
OTHER INCOME (EXPENSES)
Equity income from investments	44,297	79,131	149,222	129,131
Interest expense	(15,785)	(16,123)	(32,465)	(35,526)
Interest / Other income	4,238	9,086	7,791	55,811
Other deductions	(750)	—	(1,810)	—
TOTAL OTHER INCOME	32,000	72,094	122,738	149,416
NET INCOME BEFORE TAXES AND NON- CONTROLLING INTEREST	79,983	83,032	377,403	155,081
PROVISION FOR INCOME TAXES	(25,000)	—	(103,692)	—
INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	54,983	83,032	273,711	155,081
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	305	(2,163)	22,424	12,246

NET INCOME ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$54,678	$85,195	$251,287	$142,835

INCOME PER SHARE
Basic	$0.00	$0.00	$0.01	$0.01
Fully diluted	$0.00	$0.00	$0.01	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2015	2014	2015	2014
Net Income	$54,678	$85,195	$251,287	$142,835
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	27,754	(69,564)	16,673	(80,645)
COMPREHENSIVE INCOME	$82,432	$15,631	$267,960	$62,190

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$251,287	$142,835
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	79,880	118,269
Inventory reserve	(28,384)	(40,836)
Allowance for doubtful accounts	1,395	(4,059)
Equity investment	(149,222)	(129,131)
Changes in operating assets and liabilities:
Accounts receivable	(210,910)	(192,736)
Inventories	27,212	59,785
Prepaid expenses	(71,059)	(95,486)
Accounts payable	(138,446)	179,037
Accrued liabilities	(40,434)	(183,909)
Due to related parties	25,069	(102,922)
Deferred revenue	21,694	(23,686)
Net cash used by operating activities	(231,918)	(272,839)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(19,552)	(46,225)
Net cash used by investing activities	(19,552)	(46,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) capital leases and notes payable	—	(93,577)
(Repayments of) line of credit	—	(231,442)
Net cash used by financing activities	—	(325,019)
NET (DECREASE) IN CASH	(251,470)	(644,083)
Effect of exchange rate changes on cash and cash equivalents	264	(10,005)
CASH AND CASH EQUIVALENTS, BEGINNING	399,149	775,286
CASH AND CASH EQUIVALENTS, ENDING	$147,943	$121,198
Supplemental Information:
Interest paid	$7,395	$10,457
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2015 and March 31, 2014, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of September 30, 2015 the Company had a working capital deficit of $390,310, and an accumulated deficit of $20,723,617. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on June 29, 2015 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at September 30, 2015.

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

Remedent N.V.’s 21.51 % investment in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) and its subsidiaries, Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% owned Guangzhou Dental Clinic Co., Ltd. and its 50% owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investments).

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements and corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and six months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended March 31, 2016. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2015, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Six months ended September 30, 2015	Year ended March 31, 2015
Product warranty liability:
Opening balance	$5,421	$6,899
Accruals for product warranties issued in the period	150	(1,478)
Ending liability	$5,571	$5,421

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,571 and $5,421 as of September 30, 2015 and March 31, 2015, respectively.

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

At each of September 30, 2015 and March 31, 2015, the Company had 19,995,969, shares of common stock issued and outstanding.  At September 30, 2015 and March 31, 2015, the Company did not have any warrants outstanding but had 1,582,500 and 1,582,500 options outstanding respectively.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three and six month periods ended September 30, 2015 and September 30, 2014 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month and six month periods ended September 30, 2015 and September 30, 2014 were less than the exercise price of all options.

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

Comprehensive Income (Loss)

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $16,673 and $(80,645) for the six months ended September 30, 2015 and 2014, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company's fiscal year beginning April 1, 2016. The Company is currently evaluating the potential impact of these changes on the Company's consolidated financial position, results of operations, and cash flows.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for the Company's fiscal year beginning April 1, 2018. The Company is currently evaluating the potential impact of these changes on the Company's consolidated financial position, results of operations, and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest ("ASU 2015-03"), which requires that transaction costs related to the issuance of debt be deducted from the carrying value of the financial liability and not recorded as separate assets. ASU 2015-03 will become effective for the Company on April 1, 2016 and early adoption is permitted. The guidance is to be applied on a retrospective basis. We are currently evaluating the impact of the new guidance however we do not expect its application to have a significant impact upon our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810. These changes become effective for the Company's fiscal year beginning April 1, 2016. The Company is currently evaluating the potential impact of these changes on the Company's consolidated financial position, results of operations, and cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items from GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. These changes become effective for the Company's fiscal year beginning April 1, 2016.The ASU allows prospective or retrospective application. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2017, and interim periods thereafter; early adoption is permitted. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. In July 2015, the FASB voted to defer the effective date of this ASU for one year, revising the effective date for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate the adoption of this ASU will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on April 1, 2018 and the Company has the option to adopt it effective April 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an adoption date, a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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
$1,470,776

For the six month periods ended September 30, 2015 and September 30, 2014 the Company recorded equity income of $149,222 and $129,131 respectively as “Other income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At September 30, 2015, five customers accounted for 70.05% of the Company’s trade accounts receivables, and two customers accounted for 55.06%.  At September 30, 2014, five customers accounted for 75.70% of the Company’s trade accounts receivables, and two customers accounted for 64.36%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the six months ended September 30, 2015 the Company had five suppliers who accounted for 28.13% of accounts payable. For the six months ended September 30, 2014 the Company had five suppliers who accounted for 31.65% of accounts payable.

Revenues —  For the six months ended September 30, 2015 the Company had five customers that accounted for 71.84% of total revenues. One of the five customers accounted for 40.63% of total revenues. For the six months ended September 30, 2014 the Company had five customers that accounted for 58.63% of total revenues. One of the five customers accounted for 38.79% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	September 30, 2015	March 31, 2015
Accounts receivable, gross	$1,109,538	$897,233
Less: allowance for doubtful accounts	(51,484)	(50,089)
Accounts receivable, net	$1,058,054	$847,144

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	September 30, 2015	March 31, 2015
Raw materials	$12,359	$17,683
Components	161,729	169,855
Finished goods	589,874	621,428
	763,962	808,966
Less: reserve for obsolescence	(377,140)	(394,932)
Net inventory	$386,822	$414,034

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	September 30, 2015	March 31, 2015
Prepaid materials and components	$83,798	$23,849
VAT payments in excess of VAT receipts	5,509	28,163
Prepaid consulting	39,399	—
Prepaid trade show expenses	—	207
Prepaid rent	32,955	29,813
Other	5,859	14,429
	$167,520	$96,461

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2015	March 31, 2015
Furniture and Fixtures	$466,374	$466,374
Machinery and Equipment	2,011,732	1,947,878
	2,478,106	2,414,252
Accumulated depreciation	(2,040,060)	(1,978,984)
Property & equipment, net	$438,046	$435,268

10.	LINE OF CREDIT

The Company has a mixed-use line of credit facility with BNP Paribas Fortis Bank, a Belgian bank (the “Facility”). The Facility was secured by a first lien on the assets of Remedent N.V. and by personal guarantee of the Company’s CEO. Effective September 3, 2013 we agreed to repay our line of credit of € 495.000 (US $589,050) in 10 installments of € 49.500 (US $58,905) and interest of 3.6 % per year commencing November 1, 2013, with the last payment due on July 31, 2014. The loan was completely repaid in July 2014 and all securities were released by the bank in January 2015.

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the six month periods ended September 30, 2015 and 2014 respectively, the Company incurred $81,800 and $109,517 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2015	March 31, 2015
Accrued employee benefit taxes and payroll	$135,745	$244,486
Accrued income taxes	125,065	—
Accrued travel	5,572	5,421
Accrued VAT	475	—
Commissions	—	97
Accrued audit and tax preparation fees	10,861	19,480
Reserve for warranty costs	5,571	5,421
Accrued interest	—	6,554
Accrued consulting fees	4,000	1,500
Other accrued expenses	7,025	51,789
	$294,314	$334,748

14.	EQUITY COMPENSATION PLANS

As of September 30, 2015, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of September 30, 2015 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2015 and September 30, 2015	432,500	0.96	1,000,000	1.21	150,000	.97
Exercise price range	$0.50 - $2.46		$1.21		$1.75
Weighted average remaining life	2.50 years		2.62 years		1.06 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the six month periods ended September 30, 2015 and September 30, 2014 the Company recognized $Nil and $Nil in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the six month periods ended September 30, 2015 and September 30, 2014.

15.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the six month periods ended September 30, 2015 and 2014 were generated from customers outside of the United States.

16.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,365 per month at September 30, 2015).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,080 per month at September 30, 2015).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at September 30, 2015:

March 31, 2016	$74,200
March 31, 2017	114,642
March 31, 2018	51,468
March 31, 2019	18,401
March 31, 2020	18,401
Balance	16,790
Total:	$293,902

17.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		September 30, 2015		March 31, 2015
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$147,943	$147,943	$399,149	$399,149
Accounts receivable	2	$1,058,054	$1,058,054	$847,144	$847,144
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$1,516,035	$1,516,035	$1,366,813	$1,366,813
Long term investments and advances MFI	1	$828,828	$828,828	$828,828	$828,828
Short term debt	2	$2,197,536	$2,197,536	$2,172,467	$2,172,467
Deferred revenue	2	$109,435	$109,435	$87,747	$87,747
Accounts payable	2	$699,362	$699,362	$846,773	$846,773
Accrued liabilities	2	$294,314	$294,314	$334,748	$334,748

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the six month period ended September 30, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Six month period ended September 30, 2015
Long term investments and advances:
Beginning balance	$1,366,813
Gains (losses) included in net loss	149,222
Transfers in (out of level 3)	—

Ending balance	$1,516,035

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and six months ended September 30, 2015 and September 30, 2014. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2015 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2015	2014	2015	2014

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	28.93%	27.98%	30.68%	31.89%
GROSS PROFIT	71.07%	72.02%	69.32%	68.11%
OPERATING EXPENSES
Research and development	0.24%	2.98%	0.34%	2.20%
Sales and marketing	13.28%	24.20%	11.97%	24.30%
General and administrative	44.82%	36.56%	35.00%	34.66%
Depreciation and amortization	5.80%	7.00%	5.26%	6.64%
TOTAL OPERATING EXPENSES	64.14%	70.74%	52.57%	67.80%
INCOME (LOSS) FROM OPERATIONS	6.93%	1.28%	16.75%	0.31%
Other income	4.62%	8.44%	8.08%	8.38%
INCOME (LOSS) BEFORE INCOME TAXES	11.55%	9.72%	24.83%	8.69%
Income taxes	(3.61)%	—	(6.82)%	—
NET INCOME	7.94%	9.72%	18.01	8.69%
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	0.04%	(0.25)%	1.48%	0.69%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	7.90%	9.97%	16.53%	8.00%

Net Sales

Net sales decreased by approximately 18.9% to $692,197 for the three months ended September 30, 2015 as compared to $853,812 for the three months ended September 30, 2014.  The decrease in sales is primarily due to the impact of the exchange rate of the US dollar (USD) versus the Euro. Currently 100% of our sales are generated outside of the USA and all our sales are invoiced in Euros. In comparing our results in Euros, total sales decreased by 3.1% to €615,108 for the three months ended September 30, 2015, as compared to €634,475 for the three months ended September 30, 2014. The decrease in sales in comparing our results in Euros is primarily due to the seasonal effect of the summer holidays known for its reduced economic activity.

Net sales decreased by approximately 14.7% to $1,519,583 for the six months ended September 30, 2015 as compared to $1,781,978 for the six months ended September 30, 2014. In comparing our results in Euros, total sales increased by 0.7% to €1,327,022 for the six months ended September 30, 2015, as compared to €1,318,154 for the six months ended September 30, 2014.

Cost of Sales

Cost of sales decreased approximately 16.2% to $200,244 for the three months ended September 30, 2015 as compared to $238,874 for the three months ended September 30, 2014. The decrease in cost of sales is primarily due to the impact of the exchange rate of the USD versus the Euro. In comparing our results in Euros, cost of sales decreased by 0.3% to €178,142 for the three month period ended September 30, 2015 as compared to €178,655 for the three months ended September 30, 2014.   Cost of sales, as a percentage of net sales, has increased to 28.93% in the quarter ended September 30, 2015 as compared to 27.98 % in the quarter ended September 30, 2014.

Cost of sales decreased approximately 18% to $466,144 for the six months ended September 30, 2015 as compared to $568,275 for the six months ended September 30, 2014.  In comparing our results in Euros, cost of sales decreased by 3.9% to €402,855 for six month period ended September 30, 2015 as compared to €419,116 for the six months ended September 30, 2014. The decrease in cost of sales is because of more efficient and optimized production flows and processes.

Gross Profit

Our gross profit decreased by $122,985 or 20% to $491,953 for the three months ended September 30, 2015 as compared to $614,938 for the three months ended September 30, 2014. Our gross profit as a percentage of sales decreased to 71.07% in the three months ended September 30, 2015 as compared to 72.02% for the three months ended September 30, 2014. Our gross profit decreased by $160,264 or 13.2%, to $1,053,439 for the six months ended September 30, 2015 as compared to $1,213,703 for the six months ended September 30, 2014 primarily because of the exchange rate effect.

Operating Expenses

Research and Development.  Our research and development expenses decreased by $23,813 to $1,635 for the three months ended September 30, 2015 as compared to $25,448 for the three months ended September 30, 2014, a decrease of 93.6%. The decrease in our research and development costs was primarily because of the finalization of our Software program the ‘Smile Me Mirror’.

Our research and development costs decreased by $33,939 or 86.6% to $5,230 for the six months ended September 30, 2015 as compared to $39,169 for the six months ended September 30, 2014 primarily because of the reason explained above.

Sales and marketing costs. Our sales and marketing costs for the three months ended September 30, 2015 and 2014 were $91,906 and $206,612 respectively, representing a decrease of $114,706 or 55.5%.  The decrease is largely due to the market acceptance of our existing and newly launched products which enables us to reduce related marketing expenses without the risk of losing market share.

Our sales and marketing costs decreased by $251,100 or 58% to $181,840 for the six months ended September 30, 2015 as compared to $432,940 for the six months ended September 30, 2014 for the same reason as noted above.

General and administrative costs. Our general and administrative costs for the three months ended September 30, 2015 and 2015 were $310,260 and $312,168 respectively, representing a decrease of $1,908, or 0.6%. Our general and administrative costs for the six months ended September 30, 2015 and 2014 were $531,824 and $617,669 respectively, representing a decrease of $85,836 or 13.9%.  The decrease in general and administration costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization decreased by $19,603 or 32.8% to $40,169 for the three months ended September 30, 2015 as compared to $59,772 for the three months ended September 30, 2014.   Our depreciation and amortization decreased $38,389 or 32.5%, to $79,880 for the six months ended September 30, 2015 as compared to $118,269 for the six months ended September 30, 2014.   The decrease is because previous investments in machinery and equipment are now fully amortized.

Other income.   Our net other income was $32,000 for the three months ended September 30, 2015 as compared to $72,094 for the three months ended September 30, 2014, a decrease in other income of $40,094.    The decrease in other income was primarily because of decreased interest income offset by increased equity income from our investments. Our net other income decreased by $26,678 to $122,738 for the six months ended September 30, 2015 as compared to $149,416 for the six months ended September 30, 2014, for the same reason as the three month variance.

Internal and External Sources of Liquidity

As of September 30, 2015, we had current assets of $2,910,339 compared to $2,906,788 at March 31, 2015. The increase of $3,551 was due to a decrease in cash of $251,206 and a decrease in inventories of $27,212, offset by an increase in accounts receivable of $210,910 and an increase in prepaid expense of $71,059.

As of September 30, 2015, we had cash of $147,943. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at September 30, 2015 reflects cash of $147,943 as compared to $399,149 as of March 31, 2015, a decrease of $251,206.

Operations

Net cash used by operations was $231,918 for the six months ended September 30, 2015 as compared to net cash used by operations of $272,839 for the six months ended September 30, 2014. The decrease of $40,921 in net cash used by operations for the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 is primarily because of increased income of $108,452, decreased accrued liabilities of $143,475, decreased deferred revenue of $45,380, increased accruals of interest on long term debt of $25,069, and decreased amounts due to related parties of $102,922, all offset by an decrease in accounts payable of $317,483.

Investing activities

Net cash used in investing activities totaled $19,552 for the six months ended September 30, 2015 as compared to net cash used by investing activities of $46,225 for the six months ended September 30, 2014. Cash used in the six months ended September 30, 2015 and 2014 was primarily for investing in equipment.

Financing activities

Net cash (used)/provided by financing activities totaled $Nil for the six months ended September 30, 2015, as compared to $(325,019) for the six months ended September 30, 2014.  We used $325,019 in the six months ended September 30, 2014 to completely repay our line of credit.

During the six months ended September 30, 2015 and September 30, 2014, we recognized an increase/ (decrease) in cash and cash equivalents of $264 and $(10,005), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2015 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: November 16, 2015	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

