Form 10-Q
period 2015-12-31
REMEDENT, INC.
filed 2016-02-16
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of February 16, 2016 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$166,948	$399,149
Accounts receivable, net of allowance for doubtful accounts of $50,551 at December 31, 2015 and $50,089 at March 31, 2015	1,009,297	847,144
Other receivable	1,150,000	1,150,000
Inventories, net	401,860	414,034
Prepaid expense	173,776	96,461
Total current assets	2,901,881	2,906,788

PROPERTY AND EQUIPMENT, NET	428,788	435,268
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,581,569	1,366,813
Investment in MFI (Note 3)	828,828	828,828
Patents, net	164	7,099
Total assets	$5,741,230	$5,544,796
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,210,139	$2,172,467
Accounts payable	756,671	846,773
Accrued liabilities	287,419	334,748
Deferred revenue	89,497	87,747
Total current liabilities	3,343,726	3,441,735

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at December 31, 2015 and March 31, 2015 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at December 31, 2015 and March 31, 2015 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,699,956)	(20,974,904)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(1,189,641)	(1,185,097)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,302,718	2,032,314
Non-controlling interest	94,786	70,747
Total stockholders’ equity	2,397,504	2,103,061
Total liabilities and equity	$5,741,230	$5,544,796

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2015	2014	2015	2014

Net sales	$662,438	$849,004	$2,182,021	$2,630,982
Cost of sales	194,652	315,179	660,796	883,454
Gross profit	467,786	533,825	1,521,225	1,747,528
Operating Expenses
Research and development	3,523	21,952	8,753	61,121
Sales and marketing	161,521	155,792	343,361	588,732
General and administrative	288,021	235,618	819,845	853,278
Depreciation and amortization	38,874	61,802	118,754	180,071
TOTAL OPERATING EXPENSES	491,939	475,164	1,290,713	1,683,202
INCOME FROM OPERATIONS	(24,153)	58,661	230,512	64,326
OTHER INCOME (EXPENSES)
Equity income from investments	65,534	(33,420)	214,756	95,711
Interest expense	(15,453)	(17,544)	(47,918)	(53,070)
Interest / Other income	980	5,015	8,731	60,164
Other deductions	(312)	(1,386)	(2,082)	(723)
TOTAL OTHER INCOME (EXPENSES)	50,749	(47,335)	173,487	102,082
NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	26,596	11,326	403,999	166,408
PROVISION FOR INCOME TAXES	(1,321)	(578)	(105,013)	(578)
INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	25,275	10,748	298,986	165,830
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	1,614	4,942	24,038	17,188

NET INCOME ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$23,661	$5,806	$274,948	$148,642

INCOME PER SHARE
Basic	$0.00	$0.00	$0.01	$0.01
Fully diluted	$0.00	$0.00	$0.01	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2015	2014	2015	2014
Net Income	$23,661	$5,806	$274,948	$148,642
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	6,537	(123,578)	(4,544)	(134,659)
COMPREHENSIVE INCOME	$30,198	$(117,772)	$270,404	$13,983

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$274,948	$148,642
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	118,754	180,071
Inventory reserve	(62,656)	(65,683)
Allowance for doubtful accounts	462	(6,529)
Equity investment	(214,756)	(95,711)
Changes in operating assets and liabilities:
Accounts receivable	(162,153)	(31,630)
Inventories	12,174	95,938
Prepaid expenses	(77,315)	(178,627)
Accounts payable	(81,185)	188,635
Accrued liabilities	(47,329)	(275,964)
Due to related parties	—	(106,823)
Deferred revenue	1,756	(8,405)
Net cash used by operating activities	(237,300)	(156,086)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(23,962)	(74,221)
Net cash used by investing activities	(23,962)	(74,221)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) capital leases and notes payable	37,672	(97,265)
(Repayments of) line of credit	—	(251,861)
Net cash provided by (used by) financing activities	37,672	(349,126)
NET (DECREASE) IN CASH	(223,590)	(579,433)
Effect of exchange rate changes on cash and cash equivalents	(8,611)	(98,712)
CASH AND CASH EQUIVALENTS, BEGINNING	399,149	775,286
CASH AND CASH EQUIVALENTS, ENDING	$166,948	$97,141
Supplemental Information:
Interest paid	$10,245	$15,398
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2015 and March 31, 2014, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of December 31, 2015 the Company had a working capital deficit of $441,845, and an accumulated deficit of $20,699,954. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on June 29, 2015 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at December 31, 2015.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and nine months ended December 31, 2015, are not necessarily indicative of the results that may be expected for the year ended March 31, 2016. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2015, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Nine months ended December 31, 2015	Year ended March 31, 2015
Product warranty liability:
Opening balance	$5,421	$6,899
Accruals for product warranties issued in the period	49	(1,478)
Ending liability	$5,470	$5,421

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,470 and $5,421 as of December 31, 2015 and March 31, 2015, respectively.

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

At each of December 31, 2015 and March 31, 2015, the Company had 19,995,969, shares of common stock issued and outstanding.  At December 31, 2015 and March 31, 2015, the Company did not have any warrants outstanding but had 1,582,500 and 1,582,500 options outstanding respectively.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three and six month periods ended December 31, 2015 and December 31, 2014 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month and nine month periods ended December 31, 2015 and December 31, 2014 were less than the exercise price of all options.

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

Comprehensive Income (Loss)

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $(4,544) and $(134,659) for the nine months ended December 31, 2015 and 2014, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In January 2016, the FASB issued ASU 2016-01 (ASC Subtopic 825-10), Financial Instruments- Overall Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, to those that result in consolidation of the investee, or for which the entity meets a practicability exception to fair value measurement. Additionally, the amendments eliminate certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain portions of the ASU. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 (ASC Topic 740), Income Taxes Balance Sheet Classification of Deferred Taxes. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of the new guidance however we do not expect its application to have a significant impact upon our consolidated financial statements.

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
$1,470,776

For the nine month periods ended December 31, 2015 and December 31, 2014 the Company recorded equity income of $214,756 and $95,711 respectively as “Other income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At December 31, 2015, five customers accounted for 52.13% of the Company’s trade accounts receivables, and two customers accounted for 34.41%.  At December 31, 2014, five customers accounted for 67.82% of the Company’s trade accounts receivables, and two customers accounted for 55.58%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the nine months ended December 31, 2015 the Company had five suppliers who accounted for 28.89% of accounts payable. For the nine months ended December 31, 2014 the Company had five suppliers who accounted for 32.79% of accounts payable.

Revenues —  For the nine months ended December 31, 2015 the Company had five customers that accounted for 70.12% of total revenues. One of the five customers accounted for 40.70% of total revenues. For the nine months ended December 31, 2014 the Company had five customers that accounted for 55.68% of total revenues. One of the five customers accounted for 36.12% of total revenues.

6.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	December 31, 2015	March 31, 2015
Accounts receivable, gross	$1,059,848	$897,233
Less: allowance for doubtful accounts	(50,551)	(50,089)
Accounts receivable, net	$1,009,297	$847,144

7.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31, 2015	March 31, 2015
Raw materials	$16,455	$17,683
Components	134,279	169,855
Finished goods	593,994	621,428
	744,728	808,966
Less: reserve for obsolescence	(342,868)	(394,932)
Net inventory	$401,860	$414,034

8.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	December 31, 2015	March 31, 2015
Prepaid materials and components	$82,058	$23,849
VAT payments in excess of VAT receipts	16,645	28,163
Prepaid consulting	40,540	—
Prepaid trade show expenses		207
Prepaid rent	25,866	29,813
Other	8,667	14,429
	$173,776	$96,461

9.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2015	March 31, 2015
Furniture and Fixtures	$468,156	$466,374
Machinery and Equipment	2,044,612	1,947,878
	2,512,768	2,414,252
Accumulated depreciation	(2,083,980)	(1,978,984)
Property & equipment, net	$428,788	$435,268

10.	LINE OF CREDIT

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the nine month periods ended December 31, 2015 and 2014 respectively, the Company incurred $116,167 and $160,619 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

13.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2015	March 31, 2015
Accrued employee benefit taxes and payroll	$127,209	$244,486
Accrued travel	5,470	5,421
Commissions	—	97
Accrued VAT	2,569	—
Accrued income taxes	125,646	—
Accrued audit and tax preparation fees	8,048	19,480
Reserve for warranty costs	5,470	5,421
Accrued interest	—	6,554
Accrued consulting fees	5,000	1,500
Other accrued expenses	8,007	51,789
	$287,419	$334,748

14.	EQUITY COMPENSATION PLANS

As of December 31, 2015, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of December 31, 2015 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2015 and	432,500	$0.96	1,000,000	$1.21	150,000	$0.97
Options expired	(75,000)		—		—
Options outstanding and exercisable December 31, 2015	357,500	$0.50	1,000,000	$1.21	150,000	$0.97
Exercise price range	$0.50		$1.21		$1.75
Weighted average remaining life	2.25 years		2.37 years		0.81 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the nine month periods ended December 31, 2015 and December 31, 2014 the Company recognized $Nil and $Nil in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the nine month periods ended December 31, 2015 and December 31, 2014.

15.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the nine month periods ended December 31, 2015 and 2014 were generated from customers outside of the United States.

16.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,249 per month at December 31, 2015).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,060 per month at December 31, 2015).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at December 31, 2015:

March 31, 2016	$37,924
March 31, 2017	118,552
March 31, 2018	56,524
March 31, 2019	24,056
March 31, 2020	23,557
Balance	16,486
Total:	$277,099

17.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		December 31, 2015		March 31, 2015
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$166,948	$166,948	$399,149	$399,149
Accounts receivable	2	$1,009,297	$847,144	$847,144	$847,144
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$1,581,569	$1,366,813	$1,366,813	$1,366,813
Long term investments and advances MFI	1	$828,828	$828,828	$828,828	$828,828
Short term debt	2	$2,210,139	$2,210,139	$2,172,467	$2,172,467
Deferred revenue	2	$89,497	$87,741	$87,747	$87,747
Accounts payable	2	$756,669	$846,773	$846,773	$846,773
Accrued liabilities	2	$287,419	$334,748	$334,748	$334,748

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the six month period ended December 31, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Nine month period ended December 31, 2015
Long term investments and advances:
Beginning balance	$1,366,813
Gains (losses) included in net loss	214,756
Transfers in (out of level 3)	—

Ending balance	$1,581,569

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and nine months ended December 31, 2015 and December 31, 2014. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2015 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2015	2014	2015	2014

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	29.38%	37.12%	30.28%	33.58%
GROSS PROFIT	70.62%	62.88%	69.72%	66.42%
OPERATING EXPENSES
Research and development	0.53%	2.59%	0.40%	2.32%
Sales and marketing	24.38%	18.35%	15.74%	22.38%
General and administrative	43.48%	27.75%	37.57%	32.43%
Depreciation and amortization	5.87%	7.28%	5.44%	6.84%
TOTAL OPERATING EXPENSES	74.26%	55.97%	59.15%	63.98%
INCOME (LOSS) FROM OPERATIONS	(3,65)%	6.91%	10.56%	2.44%
Other income	7.66%	(5.58)%	7.95%	3.88%
INCOME (LOSS) BEFORE INCOME TAXES	4.01%	1.33%	18.51%	6.32%
Income taxes	(0.20)%	(0.07)%	(4.81)%	(0.02)%
NET INCOME	3.82%	1.26%	13.70%	6.30%
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	0.24%	0.58%	1.10%	0.65%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	3.57%	0.68%	12.60%	5.65%

Net Sales

Net sales decreased by approximately 22% to $662,438 for the three months ended December 31, 2015 as compared to $849,004 for the three months ended December 31, 2014.  The decrease in sales is primarily due to the impact of the exchange rate of the US dollar (USD) versus the Euro. Currently 100% of our sales are generated outside of the USA and all our sales are invoiced in Euros. In comparing our results in Euros, total sales decreased by 8.61% to €601,478 for the three months ended December 31, 2015, as compared to €653,106 for the three months ended December 31, 2014.

Net sales decreased by approximately 17.1% to $2,182,021 for the nine months ended December 31, 2015 as compared to $2,630,982 for the nine months ended December 31, 2014. In comparing our results in Euros, total sales decreased by 2.7% to €2,095,353 for the nine months ended December 31, 2015, as compared to €2,151,377 for the nine months ended December 31, 2014.

Cost of Sales

Cost of sales decreased approximately 38.2% to $194,652 for the three months ended December 31, 2015 as compared to $315,179 for the three months ended December 31, 2014. Cost of sales, as a percentage of net sales, has decreased to 29.38% in the quarter ended December 31, 2015 as compared to 37.12 % in the quarter ended December 31, 2014. The decrease in cost of sales is primarily due to the impact of the exchange rate of the USD versus the Euro. In comparing our results in Euros, cost of sales decreased by33.6% to €152,932 for the three month period ended December 31, 2015 as compared to €204,345 for the three months ended December 31, 2014.

Cost of sales decreased approximately 25.2% to $660,796 for the nine months ended December 31, 2015 as compared to $883,454 for the nine months ended December 31, 2014.  In comparing our results in Euros, cost of sales decreased by 5.9% to €514,435 for nine month period ended December 31, 2015 as compared to €544,931 for the nine months ended December 31, 2014. The decrease in cost of sales is because of more efficient and optimized production flows and processes.

Gross Profit

Our gross profit decreased by $66,039 or 12.4% to $467,786 for the three months ended December 31, 2015 as compared to $533,825 for the three months ended December 31, 2014. Our gross profit as a percentage of sales increased to 70.62% in the three months ended December 31, 2015 as compared to 62.88% for the three months ended December 31, 2014. Our gross profit decreased by $226,303 or 12.9%, to $1,521,225 for the nine months ended December 31, 2015 as compared to $1,747,528 for the nine months ended December 31, 2014 primarily because of the exchange rate effect.

Operating Expenses

Research and Development.  Our research and development expenses decreased by $18,429 to $3,523 for the three months ended December 31, 2015 as compared to $21,752 for the three months ended December 31, 2014, a decrease of 84%. The decrease in our research and development costs was primarily because of the finalization of our Software program the ‘Smile Me Mirror’.

Our research and development costs decreased by $18,429 or 85.7% to $8,753 for the nine months ended December 31, 2015 as compared to $61,121 for the nine months ended December 31, 2014 primarily because of the reason explained above.

Sales and marketing costs. Our sales and marketing costs for the three months ended December 31, 2015 and 2014 were $161,521 and $155,792 respectively, representing an increase of $5,729 or 3.7%.  The increase is largely due to increased sales force..

Our sales and marketing costs decreased by $245,371 or 41.7% to $343,361 for the nine months ended December 31, 2015 as compared to $588,732 for the nine months ended December 31, 2014. Costs decreased because we reduced our attendance at certain year end shows.

General and administrative costs. Our general and administrative costs for the three months ended December 31, 2015 and 2015 were $288,021 and $235,618 respectively, representing an increase of $52,403, or 22.2%. Our general and administrative costs for the nine months ended December 31, 2015 and 2014 were $819,845 and $853,728 respectively, representing a decrease of $33,433 or 3.9%.  The decrease in general and administration costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization decreased by $22,928 or 37.1% to $38,874 for the three months ended December 31, 2015 as compared to $61,802 for the three months ended December 31, 2014.  Our depreciation and amortization decreased $61,317 or 34.1%, to $118,754 for the nine months ended December 31, 2015 as compared to $180,071 for the nine months ended December 31, 2014.   The decrease is because previous investments in machinery and equipment are now fully amortized.

Other income (expense).   Our net other income (expense) was $50,749 for the three months ended December 31, 2015 as compared to ($47,335) for the three months ended December 31, 2014, an increase in other income of $98,084.    The increase in other income was primarily because of decreased interest income offset by increased equity income from our investments. Our net other income increased by $71,407 to $173,489 for the nine months ended December 31, 2015 as compared to $102,082 for the nine months ended December 31, 2014, for the same reason as the three month variance.

Internal and External Sources of Liquidity

As of December 31, 2015, we had current assets of $2,901,881 compared to $2,906,788 at March 31, 2015. The decrease of $4,907 was due to a decrease in cash of $232,201 and a decrease in inventories of $12,174, offset by an increase in accounts receivable of $162,153 and an increase in prepaid expense of $71,315.

As of December 31, 2015, we had cash of $166,948. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at December 31, 2015 reflects cash of $166,948 as compared to $399,149 as of March 31, 2015, a decrease of $232,201.

Operations

Net cash used by operations was $237,300 for the nine months ended December 31, 2015 as compared to net cash used by operations of $156,086 for the nine months ended December 31, 2014. The increase of $81,166 in net cash used by operations for the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014 is primarily because of increased income of $126,308, decreased accrued liabilities of $228,635, decreased prepaid expenses of $101,312, and decreased amounts due to related parties of $106,823, all offset by a decrease in accounts payable of $269,820, an increase in equity investment of $119,045, an increase in accounts receivable of $130,523 and a decrease in depreciation and amortization of $61,317.

Investing activities

Net cash used in investing activities totaled $23,962 for the nine months ended December 31, 2015 as compared to net cash used by investing activities of $74,221 for the nine months ended December 31, 2014. Cash used in the nine months ended December 31, 2015 and 2014 was primarily for investing in equipment.

Financing activities

Net cash (used)/provided by financing activities totaled $37,672 for the nine months ended December 31, 2015, as compared to $(349,126) for the nine months ended December 31, 2014.  We used $49,126 in the nine months ended December 31, 2014 to completely repay our line of credit.

During the nine months ended December 31, 2015 and December 31, 2014, we recognized an increase/ (decrease) in cash and cash equivalents of $(8,611) and $(98,712), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2015 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: February 16, 2016	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2016	By:	/s/ Philippe Van Acker
Name: Philippe Van Acker
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

