Form 10-K
period 2016-03-31
REMEDENT, INC.
filed 2016-06-29
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed third fiscal quarter, December 31, 2015, was approximately $2,999,395.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” and this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of June 25, 2016 was 19,995,969.

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

We have the following wholly owned subsidiaries:  (1) Remedent N.V., a Belgium corporation; (2) Remedent Professional Holdings, Inc., a California corporation; (3) Remedent Professional, Inc., a California corporation (a subsidiary of Remedent Professional Holdings, Inc.;both inactive), and (4) Glamtech-USA, Inc., a Delaware corporation.  In addition, Remedent N.V., our wholly-owned subsidiary,  has (A) a 51% ownership interest in GlamSmile Deutschland GmbH, a German private company (inactive, (B) a 80% ownership interest in GlamSmile Rome SRL (an Italian private Company)(inactive and a 50% ownership interest in Biotech Dental Benelux N.V. (a Belgium private Company) . In addition, Remedent, N.V. owns a 21,51% ownership interest in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) whose subsidiaries include: Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% Guangzhou Dental Clinic Co., Ltd., its 100% Wuhan Dental Clinic Co., Ltd and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd.

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

Locations

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6506per month at March 31, 2016).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,104 per month at March 31, 2016).

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

Research and Development

Our research and development expenses decreased $52,465 to $8,781 for the year ended March 31, 2016 as compared to $61,246 for the year ended March 31, 2015, a decrease of 85.66%.  Research and development expenses have decreased primarily because of our final phase in the development of our veneer matching software.

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

Major Customers

At March 31, 2016 five customers accounted for a total of 55.93% of the Company’s trade accounts receivable and one of those customers accounted for 33.36% of total accounts receivable. At March 31, 2015 five customers accounted for a total of 66.18% of the Company’s trade accounts receivable.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

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

Employees

We currently retain 10 full-time employees in Belgium. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Financial and Accounting Officer. We have no employment agreements with our Chief Executive Officer, Mr. Guy De Vreese.

Financial Information About Geographic Areas

Refer to Note 16, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

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

Although we have earned a profit of $160,802 on revenue of $2,770,092 in fiscal 2016; a profit of $105,159 on revenue of $3,616,355 in fiscal 2015; a profit of $16,149,on revenue of $5,234,855 for the fiscal year ended March 31, 2004; a profit of $490,483 on revenue of $9,687,292 for the fiscal year ended March 31, 2012 , and a profit of $524,508 on revenue of $2,592,596 for the fiscal year ended March 31, 2014, we have a history of incurring substantial losses. Our losses were $981,936 on revenue of $2,937,276 for the fiscal year ended March 31, 2013; $1,547,175 on revenue of $12,581,708 for the fiscal year ended March 31, 2011 and $2,349,915 on revenue of $8,247,960 for the fiscal year ended March 31, 2010. We expect to continue to incur increasing cost of revenues, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there is no assurance that we will be able to achieve or sustain profitability.

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

Our operations are primarily in Europe and Asia and 100% of our sales for the fiscal years ended March 31, 2016 and 2015 were generated from customers outside of the United States. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,506 per month at March 31, 2016).

The Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,104 per month at March 31, 2016).

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low

Quarter ended June 30, 2014	$0.49	$0.26
Quarter ended September 30, 2014	$0.50	$0.30
Quarter ended December 31, 2014	$0.34	$0.26
Quarter ended March 31, 2015	$0.34	$0.26
Quarter ended June 30, 2015	$0.30	$0.30
Quarter ended September 30, 2015	$0.27	$0.27
Quarter ended December 31, 2015	$0.15	$0.15
Quarter ended March 31, 2016	$0.15	$0.15

 Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 25, 2016, the number of stockholders of record was approximately 184, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2016, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders. These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2016 and March 31, 2015 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2015	432,500	$0.96	1,000,000	$1.21	150,000	$0.97
Options expired	(75,000)		—		—
Options outstanding and exercisable March 31, 2016	357,500	$0.50	1,000,000	$1.21	150,000	$0.97
Exercise price range	$0.50		$1.21		$1.75
Weighted average remaining life	2 years		2.12 years		0.56 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$0.97	NA
Total	2,265,000	$1.10	605,000

For the years ended March 31, 2016 and March 31, 2015 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.

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

On January 16, 2014, the Company invested in the start-up capital of Biotech Dental Benelux N.V., a Belgium corporation in exchange for 50% of its Shares. Biotech Dental Benelux has been founded to market and sell dental implants for the Territory of Belgium, The Netherlands and Luxemburg. Our investment has enabled us to enlarge our product range and increase our sales in the current year ended March 31, 2016. 100% of Biotech Dental Benelux revenues are generated outside of the USA and are invoiced in Euros. In comparing our results in Euros, total sales increased by 24.39% to €332,233 for the fiscal year ended March 31, 2016, as compared to € 267,098 for the year ended March 31, 2015.

Financial Results and Trends

Revenue decreased by approximately 23.4% to $2,770,092 in the year ended March 31, 2016 as compared to $3,616,355 in the year ended March 31, 2015.  The decrease in sales is primarily because of the US dollar exchange rate as described below.

The decrease in sales is due to the impact of the exchange rate of the US dollar (USD) versus the Euro. Currently 100% of our sales are generated outside of the USA and all our sales are invoiced in Euros. In comparing our results in Euros, total sales decreased by 2.17% to €2,397,814 for the year ended March 31, 2016, as compared to €2,450,921 for the year ended March 31, 2015.

Our net income attributable to our stockholders was $0.01 for fiscal 2016 and $0.01 for fiscal 2015. During the year ended March 31, 2016 we recognized $265,397 in equity income from our Asian investment compared to $106,663 earned in the year ended March 31, 2015.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $352,841 at March 31, 2016 and $394,932 at March 31, 2015.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2016 and March 31, 2015, advertising expense was $237,608 and $386,337 respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2016, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2016	Year ended March 31, 2015
Product warranty liability:
Opening balance	$5,421	$6,899
Accruals for product warranties issued in the period	274	(1,478)
Adjustments to liabilities for pre-existing warranties	—	—
Ending liability	$5,695	$5,421

Based upon historical sales trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,695 and $5,421 as of March 31, 2016 and March 31, 2015, respectively.

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

At each of March 31, 2016 and 2015, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2016 and 2015, the Company did not have any warrants outstanding, but had 1,507,500 and 1,582,500 options outstanding, respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2016 and 2015 respectively, it would have excluded all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all options.

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

The Company’s other comprehensive income for the year ended March 31, 2016 consisted of a gain on foreign currency translation of $17,640 and a foreign currency translation loss on a fair value adjustment on AFS security in the amount of $27,724. The Company’s other comprehensive income for the year ended March 31, 2015 consisted of a loss on foreign currency translation of $261,891 and a foreign currency translation loss on a fair value adjustment on AFS security in the amount of $129,824.

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

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the Consolidated Statement of Cash Flows and accounting for income taxes. Specifically, the ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Operations, introducing a new element of volatility to the provision for income taxes. ASU 2016-09 is effective on January 1, 2017, with early adoption permitted. The transition method varies for each of the areas in the ASU. We have not yet determined the effect of the ASU 2016-09 on our consolidated financial statements nor have we selected a transition date.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). The amendments address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The amendments affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). This amendment eliminates the requirement to retroactively adopt the equity method of accounting when a previous investment becomes qualified as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2016 with no impact on the Company’s consolidated financial statements.In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes how entities account for and measure the fair value of certain equity investments and updates the presentation and disclosure of certain financial assets and liabilities. This new guidance is effective for annual and interim periods beginning on or after December 15, 2017, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-01 will have on the Company’s consolidated financial position and disclosures.

In November 2015, the FASB issued ASU 2015-17 (ASC Topic 740), Income Taxes Balance Sheet Classification of Deferred Taxes. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the new guidance however we do not expect its application to have a significant impact upon our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company's fiscal year beginning April 1, 2016. The Company does not expect its application to have a significant impact upon our consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest ("ASU 2015-03"), which requires that transaction costs related to the issuance of debt be deducted from the carrying value of the financial liability and not recorded as separate assets. ASU 2015-03 will become effective for the Company on April 1, 2016 and early adoption is permitted. The guidance is to be applied on a retrospective basis. The does not expect its application to have a significant impact upon our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810. These changes become effective for the Company's fiscal year beginning April 1, 2016. The Company does not expect its application to have a significant impact upon our consolidated financial statements.

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

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2016 and 2015

Comparative details of results of operations for the years ended March 31, 2016 and 2015 as a percentage of sales are as follows:

	2016	2015
NET SALES	100.00%	100.00%
COST OF SALES	29.51%	35.41%
GROSS PROFIT	70.49%	64.59%
OPERATING EXPENSES
Research and development	0.32%	1.69%
Sales and marketing	17.83%	20.91%
General and administrative	46.37%	32.03%
Depreciation and amortization	5.72%	7.05%
TOTAL OPERATING EXPENSES	70.23%	61.68%
INCOME (LOSS) FROM OPERATIONS	0.26%	2.91%
Other income (expense)	6.95%	1.62%
INCOME (LOSS) BEFORE INCOME TAXES & NON-CONTROLLING INTEREST	7.21%	4.53%
Income tax expense	(0.83)%	(0.85)%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	6.38%	3.68%
NON-CONTROLLING INTEREST	(0.58)%	(0.78)%
NET INCOME	5.80%	2.90%

Net Sales

Net sales decreased by approximately 23.4% to $2,770,092 in the year ended March 31, 2016 as compared to $3,616,355 in the year ended March 31, 2015.  The decrease in sales is primarily because of the US dollar exchange rate as described below.

The decrease in sales is due to the impact of the exchange rate of the US dollar (USD) versus the Euro. Currently 100% of our sales are generated outside of the USA and all our sales are invoiced in Euros. In comparing our results in Euros, total sales decreased by 2.17% to €2,397,814 for the year ended March 31, 2016, as compared to €2,450,921 for the year ended March 31, 2015.

Cost of Sales

Cost of sales decreased approximately 36.2% to $817,391 in the year ended March 31, 2016 as compared to $1,280,406 in the year ended March 31, 2015. The decrease in cost of sales is primarily due to the impact of the exchange rate of the USD versus the Euro. In comparing our results in Euros, cost of sales decreased by 23.96% to €634,976 for the year ended March 31, 2016, as compared to €835,003 for the year ended March 31, 2015. The decrease in cost of sales is because of more efficient and optimized production flows and processes.

Gross Profit

Our gross profit decreased by $383,248 to $1,952,701 for the fiscal year ended March 31, 2016 as compared to $2,335,949 for the year ended March 31, 2015 primarily because of the exchange rate effect. Our gross profit as a percentage of sales increased to 70.49% for the year ended March 31, 2016 as compared to 64.59% for the year ended March 31, 2015 due to the reasons as explained above

Operating Expenses

Research and Development .  Our research and development expenses decreased $52,465 to $8,781 for the year ended March 31, 2016 as compared to $61,246 for the year ended March 31, 2015, because of the finalization of our Software program the ‘Smile Me Mirror’.

Sales and marketing costs .  Our sales and marketing costs decreased $262,438 to $493,795 or 34.7% for the year ended March 31, 2016 as compared to $756,233 for the year ended March 31, 2015.  Costs decreased because we reduced our attendance at certain year-end shows.

General and administrative costs ..  Our general and administrative costs for the year ended March 31, 2016 and 2015 were $1,284,444 and $1,158,279 respectively, representing an increase of $126,165 or 10.9%.  Our general and administrative costs have increased because of hiring additional personnel to better support our sales.

Depreciation and amortization .  Our depreciation and amortization decreased $96,313 or 37.8%, to $158,463 for the year ended March 31, 2016 as compared to $254,776 for the year ended March 31, 2015. The decrease is because of increased amortization on recently purchased equipment including purchases for our newly incorporated implant division.

Net interest expense.   Our net interest expense was $63,443 for the year ended March 31, 2016 as compared to $75,060 for the year ended March 31, 2015, a decrease of $11,617 or 15.5%. Interest expense has decreased primarily because of decreased utilization and full repayment of our bank credit line.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2016 reflects cash and cash equivalents of $94,434 as compared to $399,149 as of March 31, 2015, a decrease of $304,715.  Net cash used by operations was $203,113 for the year ended March 31, 2015 as compared to net cash provided by operations of $300,568 for the year ended March 31, 2015, a decrease year over year of cash provided by operations in the amount of $503,681 primarily because of net changes in operating assets and liabilities.

As of March 31, 2016, there has been no indication of a trend of increased doubtful accounts.  As a result, at this time, we do not anticipate major increased reserves.

Investing Activities

Net cash (used by)/provided by investing activities was $(116,310) for the year ended March 31, 2016 as compared to net cash used by investing activities of $240,529 for the year ended March 31, 2015. During the year ended March 31, 2016 we spent $116,130 on purchases of equipment. During the year ended March 31, 2015 we spent $240,529 on purchases of equipment and on the further development of our Smile Me Software.

Financing Activities

Net cash provided by/(used by) financing activities totaled $Nil for the year ended March 31, 2016 as compared to ($358,136) for the year ended March 31, 2015. Net cash used by financing activities in the year ended March 31, 2016 was less than in the year ended March 31, 2015 primarily because no repayments of long-term debt were made during the year.

The Company’s line of credit was completely repaid during the year ended March 31, 2015

During the years ended March 31, 2016 and March 31, 2015, we recognized a (decrease) in cash and cash equivalents of $(304,715) and $(237,953), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2016, we had current assets of $2,858,534 compared to $2,906,788 at March 31, 2015. This decrease of $48,254 was due to a decrease in cash of $304,715 and an increase in accounts receivable of $130,658, an increase in prepaid expenses of $129,089, offset by a decrease in inventories of $3,286.

Current liabilities at March 31, 2016 of $3,443,026 were $1,297 less than current liabilities as at March 31, 2015 of $3,441,729.  The decrease was primarily a result of a decrease in accounts payable of $57,503, a decrease in deferred revenue of $14,310, offset by an increase in the current portion of long-term debt of $50,001, and an increase in accrued liabilities of $13,109.

Our cash and cash equivalents of $94,435 as of March 31, 2016 is not sufficient to support our operations through our current fiscal year and we may need additional financing. During the year ended March 31, 2016, we have been able to generate cash flows sufficient to support our operations. The continuation of the Company is dependent upon the Company’s ability to continue to generate profitable operations. We may remain dependent on outside sources of funding until our results of operations provide consistent positive cash flows.

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

Off-Balance Sheet Arrangements

At March 31, 2016, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

As of March 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in COSO 2013 “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2016 based on the COSO criteria.

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

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person	Age	Position
Guy De Vreese	61	Chairman, Chief Executive Officer
Fred Kolsteeg	73	Director
Philippe Van Acker	51	Director, Chief Financial Officer and Chief Accounting Officer

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

Code of Ethics

We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. A copy of our Code of Ethics is available to any stockholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2016, were timely filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2016 and March 31, 2015, respectively:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)			Total ($) (j)

Guy De Vreese, CEO and Chairman	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$	nil	(1)	$	Nil	(1)
	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$	nil	(1)	$	Nil	(1)
	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$	nil	(1)	$	Nil	(1)

Philippe Van Acker,	2016	$151,281	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$151,281
Chief Accounting Officer, Director	2015	$195,823	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$195,823
	2014	$185,666	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$185,666

(1)	These amounts are consulting fees, including a car allowance paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2016.  As of March 31, 2016, there were no outstanding stock awards and columns (g) through (j) have been omitted.

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

Our directors did not receive any compensation for board services during the fiscal year ended March 31, 2016.

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

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares.  Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Common stock beneficially owned and percentage ownership is based on 19,995,969 shares outstanding as of June 25, 2016.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Compensation

During the years ended March 31, 2016 and 2015 respectively, the Company incurred $151,281 and $195,823 in compensation expense for all directors and officers.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees . The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2016 and the review of our quarterly reports for such year, amounted to $28,826. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2015 and the review of our quarterly reports for such year amounted to $29,182.

Audit Related Fees . For the years ended March 31, 2016 and March 31, 2015, we paid $8,500 and $7,500, respectively, to our auditors for other audit related fees.

Tax Fees. For the years ended March 31, 2015 and March 31, 2014, we paid $Nil and $Nil, respectively, to our auditor for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2016	2015
Audit Fees	$28,826	$29,182
Audit Related Fees	$8,500	$7,500
Tax Fees	$-	$-
All Other Fees	$-	$-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2016.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements .

Consolidated balance sheet as of March 31, 2016 and March 31, 2015, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 year period ended March 31, 2016.

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

REMEDENT, INC.

Dated: June 29, 2016	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer)

Dated: June 29, 2016	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2016	/s/ Guy De Vreese
Guy De Vreese, Chairman of the Board of Directors, and
Chief Executive Officer (“Principal Executive Officer”)

Dated: June 29, 2016	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: June 29, 2016	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (4)

10.3	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (5)

10.4

Distribution, License and Manufacturing Agreement dated as of January 20, 2012, (the “Effective Date”) by and among Remedent, Inc., a Nevada corporation (“Remedent Nevada”), Remedent N.V., a company incorporated under the laws of Belgium (“Remedent Belgium) and GlamSmile Dental Technology, Ltd., a company incorporated under the laws of the Cayman Islands (8)

10.5	Termination and License Agreement dated March 27, 2012 (8)

14.1	Code of Ethics, adopted March 25, 2003 (6)

21.1	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (*)

*	Filed herewith

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(5)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(7)	Incorporated by reference from Form 10-KSB filed with the SEC on July 16, 2012.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

We have audited the accompanying consolidated balance sheets of Remedent, Inc. and its subsidiaries (the “Company”) as of March 31, 2016 and March 31, 2015 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Remedent Inc. at March 31, 2016 and March 31, 2015 and the results of its operations and its cash flows for each of the two year’s then ended in conformity with accounting principles generally accepted in the United States of America.

Brussels - Belgium, June 29, 2016

Vandelanotte Bedrijfsrevisoren CVBA

Statutory Auditors

Represented by

/s/ René Van Asbroeck
Registered Auditor

F - 1

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,434	$399,149
Accounts receivable, net of allowance for doubtful accounts of $85,938 at March 31, 2016 and $50,089 at March 31, 2015	977,802	847,144
Other receivable	1,150,000	1,150,000
Inventories, net	410,748	414,034
Prepaid expense	225,550	96,461
Total current assets	2,858,534	2,906,788
PROPERTY AND EQUIPMENT, NET	410,944	435,268
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,632,210	1,366,813
Investment in MFI (Note 3)	801,104	828,828
Patents, net	—	7,099
Total assets	$5,702,792	$5,544,796
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,222,468	$2,172,467
Accounts payable	789,270	846,773
Accrued liabilities	347,857	334,748
Deferred revenue	73,431	87,747
Total current liabilities	3,433,026	3,441,735

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2016 and March 31, 2015 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at March 31, 2016 and March 31, 2015 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,814,102)	(20,974,904)
Accumulated other comprehensive income (loss)	(1,195,181)	(1,185,097)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,183,032	2,032,314
Non-controlling interest	86,734	70,747
Total stockholders’ equity	2,269,766	2,103,061
Total liabilities and equity	$5,702,792	$5,544,796

COMMITMENTS (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2016	2015
Net sales	$2,770,092	$3,616,355
Cost of sales	817,391	1,280,406
Gross profit	1,952,701	2,335,949
Operating Expenses
Research and development	8,781	61,246
Sales and marketing	493,795	756,233
General and administrative	1,284,444	1,158,279
Depreciation and amortization	158,463	254,776
TOTAL OPERATING EXPENSES	1,945,483	2,230,534
OPERATING INCOME (LOSS)	7,218	105,415
NON-OPERATING INCOME (EXPENSE)
Equity income from investments	265,397	106,663
Interest expense	(63,443)	(75,060)
Interest income	11,323	(35,975)
Other expense	(20,768)	63,000
TOTAL OTHER INCOME	192,509	58,628
PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	199,727	164,043
Income tax expense	(22,938)	(30,565)
NET INCOME BEFORE NON-CONTROLLING INTEREST	176,789	133,478
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(15,987)	(28,319)
NET INCOME ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$160,802	$105,159
PROFIT (LOSS) PER SHARE
Basic	$0.01	$0.01
Fully diluted	$0.01	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended March 31,
	2016	2015
Net Profit attributable to Remedent, Inc. common shareholders	$160,802	$105,159
OTHER COMPREHENSIVE INCOME (LOSS):
Fair value adjustment on AFS investment MFI	(27,724)	(129,824)
Foreign currency translation adjustment	17,640	(261,891)
COMPREHENSIVE PROFIT(LOSS) ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$150,718	$(286,556)

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2014	19,995,969	19,996	24,906,269	97,500	(21,080,063)	(831,450))	(793,382)	2,318,870	—	2,318,870

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	(391,715)	(391,715)	42,428	(349,287)

Net income for the year	—	—	—	—	105,159	—	—	105,159	28,319	133,478

Balance, March 31, 2015	19,995,969	19,996	24,906,269	97,500	(20,974,904)	(831,450)	(1,185,097)	2,032,314	70,747	2,103,061

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	(10,084)	(10,084)	—	(10,084)

Net income for the year	—	—	—	—	160,802	—	—	160,802	15,987	176,789

Balance, March 31, 2016	19,995,969	19,996	24,906,269	97,500	20,814,102	(831,450)	(1,195,181)	2,183,032	86,734	2,269,766

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit	$176,789	$133,478
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	158,463	254,776
Inventory reserve	(52,683)	(82,570)
Allowance for doubtful accounts	35,849	2,620
Investment income	(265,397)	(106,663)
Changes in operating assets and liabilities:
Accounts receivable	(130,658)	(59,566)
Inventories	3,286	185,217
Prepaid expenses	(129,089)	32,117
Accrued interest on long term debt	50,001	—
Accounts payable	(48,473)	239,128
Accrued liabilities	13,109	(115,556)
Due to related parties	—	(145,909)
Deferred revenue	(14,310)	(36,504)
Net cash used by operating activities	(203,113)	300,568
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(116,310)	(240,529)
Net cash used by investing activities	(116,310)	(240,529)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease note payable	—	(84,936)
(Repayments) of line of credit	—	(273,200)
Net cash provided by financing activities	—	(358,136)

NET (DECREASE) IN CASH	(319,423)	(298,097)
Effect of exchange rate changes on cash and cash equivalents	14,708	(78,040)
CASH AND CASH EQUIVALENTS, BEGINNING	399,149	775,286
CASH AND CASH EQUIVALENTS, ENDING	$94,434	$399,149
Supplemental Cash Flow Information :
Interest paid	$13,423	$25,060
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2016 and March 31, 2015, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of March 31, 2016 the Company had a working capital deficit of $574,492, and an accumulated deficit of $20,814,102. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2016.

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

Remedent N.V. owns 21.51 % of Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”). The subsidiaries of Glamsmile Dental include: Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% owned Guangzhou Dental Clinic Co., Ltd. and its 50% owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit, short term and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s investment in MFI is classified as an available for sale investment with all subsequent gains and losses recorded in other comprehensive income until realized. The Company’s long-term debt consists of its revolving credit facility and long-term capital lease obligations. The carrying value of the revolving credit facility approximates fair value because of its variable short-term interest rates.  The fair value of the Company’s long-term capital lease obligations is based on current rates for similar financing. The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 – Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

F - 9

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $352,841 at March 31, 2016 and $394,932 at March 31, 2015.

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

F - 10

Patents

Patents consist of the costs incurred to purchase patent rights and are reported net of accumulated amortization. Patents are amortized using the straight-line method over a period based on their contractual lives.

Research and Development Costs

The Company expenses research and development costs as incurred.

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2016 and March 31, 2015, advertising expense was $237,608 and $386,337, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2016, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

F - 11

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2016	Year ended March 31, 2015
Product warranty liability:
Opening balance	$5,421	$6,899
Accruals for product warranties issued in the period	274	(1,478)
Adjustments to liabilities for pre-existing warranties	—	—
Ending liability	$5,695	$5,421

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,695 and $5,421 as of March 31, 2016 and March 31, 2015, respectively.

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

At each of March 31, 2016 and 2015, the Company had 19,995,969, shares of common stock issued and outstanding. At March 31, 2016 and 2015, the Company did not have any warrants outstanding, but had 1,507,500 and 1,582,500 options outstanding, respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2016 and 2015 respectively, it would have excluded all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all options.

Conversion of Foreign Currencies

The reporting and functional currency for the consolidated financial statements of the Company is the U.S. dollar. The home currency for the Company’s European subsidiaries, Remedent N.V., Biotech Dental Benelux N.V. GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

F - 12

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

New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the Consolidated Statement of Cash Flows and accounting for income taxes. Specifically, the ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Operations, introducing a new element of volatility to the provision for income taxes. ASU 2016-09 is effective on January 1, 2017, with early adoption permitted. The transition method varies for each of the areas in the ASU. We have not yet determined the effect of the ASU 2016-09 on our consolidated financial statements nor have we selected a transition date.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). The amendments address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The amendments affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). This amendment eliminates the requirement to retroactively adopt the equity method of accounting when a previous investment becomes qualified as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2016 with no impact on the Company’s consolidated financial statements in January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes how entities account for and measure the fair value of certain equity investments and updates the presentation and disclosure of certain financial assets and liabilities. This new guidance is effective for annual and interim periods beginning on or after December 15, 2017, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-01 will have on the Company’s consolidated financial position and disclosures.

In November 2015, the FASB issued ASU 2015-17 (ASC Topic 740), Income Taxes Balance Sheet Classification of Deferred Taxes. The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the new guidance however we do not expect its application to have a significant impact upon our consolidated financial statements.

F - 13

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company's fiscal year beginning April 1, 2016. The Company does not expect its application to have a significant impact upon our consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest ("ASU 2015-03"), which requires that transaction costs related to the issuance of debt be deducted from the carrying value of the financial liability and not recorded as separate assets. ASU 2015-03 will become effective for the Company on April 1, 2016 and early adoption is permitted. The guidance is to be applied on a retrospective basis. The does not expect its application to have a significant impact upon our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810. These changes become effective for the Company's fiscal year beginning April 1, 2016. The Company does not expect its application to have a significant impact upon our consolidated financial statements.

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

F - 14

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

The Company has measured its 21.51% ownership in GlamSmile Asia Ltd. at historical cost. As of March 31, 2016, the investment in GlamSmile Asia was fair valued using the income approach and no impairment indicators have been identified.

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

F - 15

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
$1,470,776

For the year ended March 31, 2016, the Company recorded equity income of $265,397 (2015 - $106,663) in “Equity income from investments ” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	March 31, 2016	March 31, 2015
Revenues	$6,838,131	$7,956,703
Gross profit	6,038,504	7,167,796
Income (loss) from operations	1,582,662	695,875
Net income	$1,233,832	$495,878

MEDICAL FRANCHISES & INVESTMENTS

Effective March 31, 2013, the Company acquired 6.12% of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("MFI NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment, an unrecognized loss of $27,724 due to exchange differences (2015 - $129,824) has been recorded in accumulated other comprehensive income. Future unrealized gains and losses on the investment in MFI will also be recognized in other comprehensive income until realized.

Per ASC-320-10-25-1, investments in debt and equity securities that have readily determinable fair values and are not classified as trading or held-to-maturity securities, are classified as available-for-sale securities.

F - 16

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2016 five customers accounted for a total of 55.93% of the Company’s trade accounts receivable and one of those customers accounted for 33.36% of total accounts receivable. At March 31, 2015 five customers accounted for a total of 66.18% of the Company’s trade accounts receivable and one of those customers accounted for 35.34% of total accounts receivable.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. As at March 31, 2016, the Company had five suppliers who accounted for 35.63% of unpaid accounts payable.  As at March 31, 2015, the Company had five suppliers who accounted for 47.93% of unpaid accounts payable.

Revenues — For the year ended March 31, 2016 the Company had five customers that accounted for 73.21% of total revenues. For the year ended March 31, 2015 the Company had five customers that accounted for 54.47% of total revenues.

6.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2016	March 31, 2015
Accounts receivable, gross	$1,063,740	$897,233
Less: allowance for doubtful accounts	(85,938)	(50,089)
Accounts receivable, net	$977,802	$847,144

7.   INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2016	March 31, 2015
Raw materials	$12,365	$17,683
Components	144,278	169,855
Finished goods	606,946	621,428
	763,589	808,966
Less: reserve for obsolescence	(352,841)	(394,932)
Net inventory	$410,748	$414,034

F - 17

8.   PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2016	March 31, 2015
Prepaid materials and components	$140,097	$23,849
Prepaid consulting	42,203	28,163
VAT payments in excess of VAT receipts	7,951	207
Prepaid rent	26,927	29,813
Other	8,372	14,429
	$225,550	$96,461

 9.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2016	March 31, 2015
Furniture and Fixtures	$468,211	$466,374
Machinery and Equipment	2,071,435	1,947,878
	2,539,646	2,414,252
Accumulated depreciation	(2,128,702)	(1,978,984)
Property & equipment, net	$410,944	$435,268

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

11.   LONG TERM DEBT

Capital Lease Agreements:

On January 15, 2010, the Company entered into a capital lease agreement over a 5 year period for veneer manufacturing equipment totaling €251,903 (US $286,918).

The lease requires a monthly payment of principal and interest at 9.72% and provide for a buyout at the conclusion of the lease terms of 4% of the original value of the contract. Effective March 31, 2015 the capital lease was fully paid.

The net book value as of March 31, 2015 of the equipment subject to the foregoing lease was $Nil as the contract was fully concluded at March 31, 2015.

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

F - 18

12.   DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2016 and 2015 respectively, the Company incurred $151,281 and $195,823 respectively as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

13.   ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2016	March 31, 2015
Accrued employee benefit taxes and payroll	$264,803	$244,486
Accrued travel	5,695	5,421
Commissions	—	97
Accrued audit and tax preparation fees	18,940	19,480
Reserve for warranty costs	5,695	5,421
Accrued interest	—	6,554
Accrued consulting fees	5,000	1,500
Tax reserve	23,070	—
VAT to be paid	1,261	—
Other accrued expenses	23,393	51,789
	$347,857	$334,748

14.   INCOME TAXES

The domestic and foreign (“Belgium”, “German”, “Italian”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2016	March 31, 2015
Domestic	$(136,872)	$(121,369)
Foreign	336,599	285,412
	$199,727	$164,043

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2016	March 31, 2015
Domestic — Net operating loss carryforward	$7,988,752	$7,940,847
Foreign — Net operating loss carryforward	93,882	211,692
Total	8,082,634	8,152,539
Valuation allowance	(8,082,634)	(8,152,539)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

F - 19

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2016 and March 31, 2015 are as follows:

	March 31, 2016	March 31, 2015
Domestic
Pre tax income (loss)	$(136,872)	$(121,369)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(47,905)	(42,479)
Valuation allowance	47,905	42,479
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	336,599	285,412
Statutory tax rate	35%	35%
Tax expense (benefit) based upon statutory rate	117,810	99,894
Permanent differences	(117,810)	(99,894)
	—	—
Net foreign income tax expense	22,065	30,565
Total Income tax	$22,065	$30,565

15.   EQUITY COMPENSATION PLANS

As of March 31, 2016, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2016 and March 31, 2015 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2015	432,500	$0.96	1,000,000	$1.21	150,000	$0.97
Options expired	(75,000)		—		—
Options outstanding and exercisable March 31, 2016	357,500	$0.50	1,000,000	$1.21	150,000	$0.97
Exercise price range	$0.50		$1.21		$1.75
Weighted average remaining life	2 years		2.12 years		0.56 years

F - 20

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$0.97	NA
Total	2,265,000	$1.10	605,000

For the years ended March 31, 2016 and March 31, 2015 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.

16.   SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., and Biotech Dental Benelux N.V. in the year ended March 31, 2016 and the year ended March 31, 2015. Our operations are primarily in Europe and Asia and 100% of our sales for the fiscal years ended March 31, 2016 and March 31, 2015 were generated from customers outside of the United States.

F - 21

17.   COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,506 per month at March 31, 2016).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,1040 per month at March 31, 2016).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2016:

March 31, 2016	123,417
March 31, 2017	58,843
March 31, 2018	25,043
March 31, 2019	24,524
After five years	17,163
Total:	$248,990

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2016		March 31, 2015
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	94,434	$94,434	$399,149	$399,149
Accounts receivable	2	977,802	$977,802	$847,144	$847,144
Long Term investment and advance - GlamSmile Dental Technology Asia	2	1,632,210	$1,632,210	$1,366,813	$1,366,813
Long term investments and advances MFI	1	801,104	$801,104	$828,828	$828,828

Short term debt	2	—	$—	$2,172,467	$2,172,467
Deferred revenue	2	73,431	$73,431	$87,747	$87,747
Accounts payable	2	789,270	$789,270	$846,773	$846,773
Accrued liabilities	2	347,857	$347,857	$334,748	$334,748

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2016 or March 31, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 2):

	Year ended March 31, 2016	Year ended March 31, 2015
Long term investments and advances:
Beginning balance	$1,366,813	$1,260,150
Gains (losses) included in net loss	265,397	106,663
Transfers in (out of level 3)	—	—

Ending balance	$1,632,210	$1,366,813

F - 23