Form 10-Q
period 2016-06-30
REMEDENT, INC.
filed 2016-08-15
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of August 15, 2016 was 19,995,969.

1

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$107,157	$94,434
Accounts receivable, net of allowance for doubtful accounts of $83,727 at June 30, 2016 and $85,938 at March 31, 2016	931,832	977,802
Other receivable	1,150,000	1,150,000
Inventories, net	401,080	410,748
Prepaid expense	201,831	225,550
Total current assets	2,791,900	2,858,534

PROPERTY AND EQUIPMENT, NET	392,242	410,944
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,727,546	1,632,210
Investment in MFI (Note 3)	801,104	801,104
Patents, net
Total assets	$5,712,792	$5,702,792
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,234,934	$2,222,468
Accounts payable	868,517	789,270
Accrued liabilities	229,950	347,857
Deferred revenue	47,151	73,431
Total current liabilities	3,380,552	3,433,026

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2016 and March 31, 2016 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2016 and March 31, 2016 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,712,687)	(20,814,102)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,217,893)	(1,195,181)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,261,735	2,183,032
Non-controlling interest	70,505	86,734
Total stockholders’ equity	2,332,240	2,269,766
Total liabilities and equity	$5,712,792	$5,702,792

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2016	2015

Net sales	$615,949	$827,386
Cost of sales	190,331	265,900
Gross profit	425,618	561,486
Operating Expenses
Research and development	7,691	3,595
Sales and marketing	155,184	89,934
General and administrative	218,920	221,564
Depreciation and amortization	40,588	39,711
TOTAL OPERATING EXPENSES	422,383	354,804
INCOME (LOSS) FROM OPERATIONS	3,235	206,682
OTHER INCOME (EXPENSES)
Equity income from investments	95,336	104,925
Interest expense	(15,749)	(16,680)
Interest /other income	710	3,557
Other (expenses)	(787)	(1,064)
TOTAL OTHER INCOME (EXPENSES)	79,510	90,738

NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	$82,745	$297,420
Income tax (recovery)	2,440	(78,692)
NET INCOME BEFORE NON-CONTROLLING INTEREST	85,185	218,728
NET INCOME ATTRIBUTABE TO NON-CONTROLLING INTEREST	16,230	(22,119)
NET INCOME ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	$101,415	$196,609

(LOSS) INCOME PER SHARE
Basic	$0.01	$0.01
Fully diluted	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended June 30,
	2016	2015

NET INCOME	$101,415	$196,609

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	(22,712)	47,974

COMPREHENSIVE INCOME (LOSS)	$78,703	$244,583

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,415	$196,609
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	40,588	39,711
Inventory reserve	(9,077)	(100)
Allowance for doubtful accounts	(2,211)	1,330
Changes in operating assets and liabilities:
Equity investment	(95,336)	(104,925)
Accounts receivable	45,970	(107,527)
Inventories	9,668	17,024
Prepaid expenses	23,719	(72,151)
Accounts payable	73,087	(94,814)
Accrued liabilities	(117,907)	(99,841)
Deferred revenue	(26,280)	35,479
Net cash used by operating activities	43,636	(189,205)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(20,736)	(25,834)
Net cash used by investing activities	(20,736)	(25,834)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by capital lease note payable	12,466	12,466
Net cash provided by financing activities	12,466	12,466
NET INCREASE (DECREASE) IN CASH	35,366	(202,573)
Effect of exchange rate changes on cash and cash equivalents	(22,643)	7,778
CASH AND CASH EQUIVALENTS, BEGINNING	94,434	399,149
CASH AND CASH EQUIVALENTS, ENDING	$107,157	$204,354
Supplemental Information:
Interest paid	$3,283	$4,214
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2016 and March 31, 2015, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of June 30, 2016 the Company had a working capital deficit of $588,652, and an accumulated deficit of $20,712,687. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on June 29, 2016 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2016.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2016, except as may be indicated below:

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ended March 31, 2017. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2016, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Three months ended June 30, 2016	Year ended March 31, 2016
Product warranty liability:
Opening balance	$5,695	$5,421
Accruals for product warranties issued in the period	(147)	274
Adjustments to liabilities for pre-existing warranties	—	—
Ending liability	$5,548	$5,695

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,548 and $5,695 as of June 30, 2016 and March 31, 2016, respectively.

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

At each of June 30, 2016 and March 31, 2016, the Company had 19,995,969, shares of common stock issued and outstanding.  At June 30, 2016 and March 31, 2016, the Company did not have any warrants outstanding but had 1,507,500 and 1,507,500 options outstanding respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three month period ended June 30, 2016 and the three month period ended June 30, 2015 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month periods ended June 30, 2016 and June 30, 2015 were less than the exercise price of all options.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on ‘Available For Sale (AFS)’ securities. During the three months ended June 30, 2016 and 2015 the Company did not record any unrealized gains or losses on AFS securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $(22,712) and $47,974 for the three months ended June 30, 2016 and 2015, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively.

This ASU supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date, which for annual periods was December 15, 2016. We are evaluating the impact of adopting this pronouncement.

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
$1,470,776

For the three month periods ended June 30, 2016 and June 30, 2015 the Company recorded equity income of $95,336 and $104,925 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	Three months ended June 30, 2016	Three months ended June 30, 2015
Revenues	$1,894,238	$1,859,095
Gross profit	1,699,554	1,605,403
Income (loss) from operations	587,948	709,436
Net income	$443,217	$487,798

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At June 30, 2016, five customers accounted for 61.43% of the Company’s trade accounts receivables, and one customer accounted for 34.65%.   At March 31, 2016 five customers accounted for a total of 55.93% of the Company’s trade accounts receivable and one of those customers accounted for 33.36% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the three months ended June 30, 2016 the Company had five suppliers who accounted for 23.50% of gross purchases. For the three months ended June 30, 2015 the Company had five suppliers who accounted for 29.24% of gross purchases.

Revenues —  For the three months ended June 30, 2016 the Company had five customers that accounted for 72.18% of total revenues and one of those customers accounted for 46.21% of total revenues. For the three months ended June 30, 2015 the Company had five customers that accounted for 63.10% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	June 30, 2016	March 31, 2016
Accounts receivable, gross	$1,015,559	$1,063,740
Less: allowance for doubtful accounts	(83,727)	(85,938)
Accounts receivable, net	$931,832	$977,802

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2016	March 31, 2016
Raw materials	$15,678	$12,365
Components	141,283	144,278
Finished goods	587,883	606,946
	744,844	763,589
Less: reserve for obsolescence	(343,764)	(352,841)
Net inventory	$401,080	$410,748

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2016	March 31, 2016
Prepaid materials and components	$127,616	$140,097
VAT payments in excess of VAT receipts	2,167	42,203
Prepaid consulting	41,229	7,951
Prepaid rent	26,329	26,927
Other	4,490	8,372
	$201,831	$225,550

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2016	March 31, 2016
Furniture and Fixtures	$468,906	$468,211
Machinery and Equipment	2,097,636	2,071,435
	2,566,542	2,539,646
Accumulated depreciation	(2,174,300)	(2,128,702)
Property & equipment, net	$392,242	$410,944

9.	LONG TERM DEBT

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

10.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2016 and 2015 respectively, the Company incurred $35,867 and $46,550 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

11.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2016	March 31, 2016
Accrued employee benefit taxes and payroll	$161,046	$264,803
Accrued travel	5,549	5,695
Accrued audit and tax preparation fees	10,203	18,940
Reserve for warranty costs	5,548	5,695
Accrued VAT	970	1,261
Tax reserve	20,046	23,070
Accrued consulting fees	2,500	5,000
Other accrued expenses	24,088	23,393
	$229,950	$347,857

12.	EQUITY COMPENSATION PLANS

As of June 30, 2016, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of June 30, 2016 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding and exercisable March 31, 2016 and June 30, 2016	357,500	0.50	1,000,000	1.21	150,000	.97
Exercise price range	$0.50 - $2.46		$1.21		$1.75
Weighted average remaining life	1.75 years		1.87 years		0.31 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the three month periods ended June 30, 2016 and June 30, 2015 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled in the three month periods ended June 30, 2016 and June 30, 2015.

13.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the three months ended June 30, 2016 and June 30, 2015 were generated from customers outside of the United States.

14.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,339 per month at June 30, 2016).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,075 per month at June 30, 2016).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at June 30, 2016:

March 31, 2017	$115,297
March 31, 2018	80,720
March 31, 2019	47,789
March 31, 2020	47,283
March 31, 2021	36,883
Balance	9,801
Total:	$337,773

15.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		June 30, 2016		March 31, 2016
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$107,157	$107,157	$94,434	$94,434
Accounts receivable	2	$931,832	$931,832	$977,802	$977,802
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$1,727,546	$1,727,546	$1,632,210	$1,632,210
Long term investments and advances MFI	1	$801,104	$801,104	$801,104	$801,104
Deferred revenue	2	$47,151	$47,151	$73,431	$73,431
Accounts payable	2	$868,517	$868,517	$789,270	$789,270
Accrued liabilities	2	$229,950	$229,950	$347,857	$347,857

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three month period ended June 30, 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three month period ended June 30, 2016	Three month period ended June 30, 2015
Long term investments and advances:
Beginning balance	$1,632,210	$1,366,813
Gains (losses) included in net loss	95,336	104,925
Transfers in (out of level 3)	—	—

Ending balance	$1,727,546	$1,471,738

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2016 and June 30, 2015. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2015 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2016	2015
	(unaudited)
NET SALES	100.00%	100.00%
COST OF SALES	30.90%	32.14%
GROSS PROFIT	69.10%	67.86%
OPERATING EXPENSES
Research and development	1.25%	0.43%
Sales and marketing	25.19%	10.87%
General and administrative	35.54%	26.78%
Depreciation and amortization	6.59%	4.80%
TOTAL OPERATING EXPENSES	68.57%	42.88%
INCOME (LOSS) FROM OPERATIONS	0.53%	24.98%
Other income	12.91%	10.97%
NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	13.43%	35.95%
Income (expense)	0.40%	(9.51)%
NET INCOME BEFORE NON-CONTROLLING INTEREST	13.83%	26.44%
NON-CONTROLLING INTEREST	(2.63)%	2.67%
NET INCOME	16.46%	23.76%

Net Sales

Net sales decreased by approximately 25.6% to $615,949 for the three months ended June 30, 2016 as compared to $827,386 for the three months ended June 30, 2015.  The decrease in sales is primarily due to the impact of the exchange rate USD versus EURO. As 100% of our sales are generated outside of the USA, all our sales are invoiced in Euros. Comparing the total Euro amounts of sales indicated a sales decrease of 22.35%, or € 552,779 for the total sales generated during the quarter ended June 30, 2016 as compared to € 709,351 for the total sales generated during the quarter ended June 30, 2015. Additionally, the decrease in sales should also be seen in light of the uncertain European situation due to ‘Brexit’, which was continuously in the media during the quarter ending June 30, 2016, slowing down temporally the European economic activities.

Cost of Sales

Cost of sales decreased approximately 28.4% to $190,331 for the three months ended June 30, 2016 as compared to $265,900 for the three months ended June 30, 2015.  The decrease in cost of sales is primarily due to improved production processes and favorable exchange rates between the USD and the EURO. Cost of sales as a percentage of sales has decreased primarily because of new production strategies which have enabled us to reduce our production costs.

Gross Profit

Our gross profit decreased by $135,868 or 24.2% to $425,618 for the three months ended June 30, 2016 as compared to $561,586 for the three months ended June 30, 2015. Our gross profit as a percentage of sales increased to 69.10% in the three months ended June 30, 2016 as compared to 67.86% for the three months ended June 30, 2015. Our gross profit has increased because of improved production processes and the exchange rate effect on our production materials which are bought mostly in EURO.

Operating Expenses

Research and Development.  Our research and development expenses increased by $4,096 to $7,691 for the three months ended June 30, 2016 as compared to $3,595 for the three months ended June 30, 2015, an increase of 113.9%. Our research and development costs have increased primarily because of the first steps made in the exploration of new possibilities in the use and the application of a 3D scanner in a dental practice.

Sales and marketing costs. Our sales and marketing costs for the three months ended June 30, 2016 and 2015 were $155,184 and $89,935 respectively, representing an increase of $65,250 or 72.6%.  The increase is largely due to the increase in our sales force to enlarge our effort in gaining market share and the increased attendance in certain shows.

General and administrative costs. Our general and administrative costs for the three months ended June 30, 2016 and 2015 were $218,920 and $221,564 respectively, representing a decrease of $2,644 or 1.2%.  The decrease in general and administrative costs is largely due to increased synergy between internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization increased $877 or 2.2% to $40,588 for the three months ended June 30, 2016 as compared to $39,711 for the three months ended June 30, 2015.

Other income (expense).   Our other income was $79,510 for the three months ended June 30, 2016 as compared to $90,738 for the three months ended June 30, 2015, a decrease of $11,228.    The decrease in other income was primarily as a result of decreased equity income. During the quarter ended June 30, 2016 we earned equity income from our investment in GlamSmile Dental Technology Ltd., of $95,336 versus $104,925 for the quarter ended June 30, 2015.

Internal and External Sources of Liquidity

As of June 30, 2016, we had current assets of $2,791,900 compared to $2,858,534 at March 31, 2016. This decrease of $66,634 was primarily due to a decrease in accounts receivable of $45,970, a decrease in inventories of $9,668, offset by an increase in cash of $12,723 and a decrease in prepaid expenses of $23,719.

As of June 30, 2016, we had cash and cash equivalents of $107,157. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at June 30, 2016 reflects cash and cash equivalents of $107,157 as compared to $94,434 as of March 31, 2016, an increase of $12,723.

Operations

Net cash provided by (used by) operations was $43,636 for the three months ended June 30, 2016 as compared to net cash used by operations of $(189,205) for the three months ended June 30, 2015. The increase in net cash provided by operations for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily as a result of increased net income.

Investing activities

Net cash used in investing activities totaled $20,736 for the three months ended June 30, 2016 as compared to net cash used in investing activities of $25,834 for the three months ended June 30, 2015. Cash used in the three months ended June 30, 2016 and 2015 was mainly for additional equipment.

Financing activities

Net cash provided by financing activities totaled $12,466 for the three months ended June 30, 2016, as compared to $12,466 for the three months ended June 30, 2015.

During the three months ended June 30, 2016 and June 30, 2015, we recognized a (decrease) increase in cash and cash equivalents of $(22,643) and $7,778, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2016 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: August 15, 2016	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Philippe Van Acker
Name: Philippe Van Acker
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

