Form 10-Q
period 2016-09-30
REMEDENT, INC.
filed 2016-11-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of November 14, 2016 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,566	$94,434
Accounts receivable, net of allowance for doubtful accounts of $84,738 at September 30, 2016 and $85,938 at March 31, 2016	949,254	977,802
Other receivable	1,150,000	1,150,000
Inventories, net	389,994	410,748
Prepaid expense	193,753	225,550
Total current assets	2,780,567	2,858,534

PROPERTY AND EQUIPMENT, NET	354,441	410,944
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,843,373	1,632,210
Investment in MFI (Note 3)	801,104	801,104
Total assets	$5,779,485	$5,702,792
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$2,247,537	$2,222,468
Accounts payable	870,942	789,270
Accrued liabilities	232,360	347,857
Deferred revenue	55,391	73,431
Total current liabilities	3,406,230	3,433,026

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at September 30, 2016 and March 31, 2016 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at September 30, 2016 and March 31, 2016 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,683,194)	(20,814,102)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(1,214,982)	(1,195,181)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,294,139	2,183,032
Non-controlling interest	79,116	86,734
Total stockholders’ equity	2,373,255	2,269,766
Total liabilities and equity	$5,779,485	$5,702,792

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2016	2015	2016	2015

Net sales	$609,964	$692,197	$1,225,913	$1,519,583
Cost of sales	206,495	200,244	396,826	466,144
Gross profit	403,469	491,953	829,087	1,053,439
Operating Expenses
Research and development	—	1,635	7,691	5,230
Sales and marketing	114,532	91,906	269,716	181,840
General and administrative	308,880	310,260	527,800	531,824
Depreciation and amortization	40,851	40,169	81,439	79,880
TOTAL OPERATING EXPENSES	464,263	443,970	886,646	798,774
(LOSS) INCOME FROM OPERATIONS	(60,794)	47,983	(57,559)	254,665
OTHER INCOME (EXPENSES)
Equity income from investments	115,827	44,297	211,163	149,222
Interest expense	(15,848)	(15,785)	(31,597)	(32,465)
Interest / Other income	27	4,238	737	7,791
Other deductions	(1,109)	(750)	(1,896)	(1,810)
TOTAL OTHER INCOME	98,897	32,000	178,407	122,738
NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	38,103	79,983	120,848	377,403
PROVISION FOR INCOME TAXES	—	(25,000)	2,440	(103,692)
INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	38,103	54,983	123,288	273,711
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	8,610	305	(7,620)	22,424

NET INCOME ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$29,493	$54,678	$130,908	$251,287

INCOME PER SHARE
Basic	$0.00	$0.00	$0.01	$0.01
Fully diluted	$0.00	$0.00	$0.01	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2016	2015	2016	2015
Net Income	$29,493	$54,678	$130,908	$251,287
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	2,911	27,754	(19,801)	16,673
COMPREHENSIVE INCOME	$32,404	$82,432	$111,107	$267,960

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,908	$251,287
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	81,439	79,880
Inventory reserve	(4,926)	(28,384)
Allowance for doubtful accounts	(1,200)	1,395
Equity investment	(211,163)	(149,222)
Changes in operating assets and liabilities:
Accounts receivable	28,548	(210,910)
Inventories	20,754	27,212
Prepaid expenses	31,797	(71,059)
Accounts payable	75,512	(138,446)
Accrued liabilities	(115,497)	(40,434)
Due to related parties	—	25,069
Deferred revenue	(18,040)	21,694
Net cash used by operating activities	18,132	(231,918)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(28,910)	(19,552)
Net cash used by investing activities	(28,910)	(19,552)
NET INCREASE (DECREASE) IN CASH	(10,778)	(251,470)
Effect of exchange rate changes on cash and cash equivalents	13,910	264
CASH AND CASH EQUIVALENTS, BEGINNING	94,434	399,149
CASH AND CASH EQUIVALENTS, ENDING	$97,566	$147,943
Supplemental Information:
Interest paid	$6,528	$7,395
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2016 and March 31, 2015, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of September 30, 2016 the Company had a working capital deficit of $625,663, and an accumulated deficit of $20,683,194. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on June 29, 2016 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at September 30, 2016.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and six months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended March 31, 2016. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2016, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Six months ended September 30, 2016	Year ended March 31, 2016
Product warranty liability:
Opening balance	$5,695	$5,421
Accruals for product warranties issued in the period	—	274
Adjustments to liabilities for pre-existing warranties	(80)	—
Ending liability	$5,615	$5,695

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,615 and $5,695 as of September 30, 2016 and March 31, 2016, respectively.

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

At each of September 30, 2016 and March 31, 2016, the Company had 19,995,969, shares of common stock issued and outstanding.  At September 30, 2016 and March 31, 2016, the Company did not have any warrants outstanding but had 1,507,500 and 1,507,500 options outstanding respectively.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three and six month periods ended September 30, 2016 and September 30, 2015 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month and six month periods ended September 30, 2016 and September 30, 2015 were less than the exercise price of all options.

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

Comprehensive Income (Loss)

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $(19,801) and $ 16,673 for the six months ended September 30, 2016 and 2015, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

In conjunction with the transaction and resulting deconsolidation of Glamsmile Dental, the Company recorded a gain of $1,470,776, calculated as follows:

Consideration received	$2,000,000
Fair value of 29.4% interest	2,055,884
Carrying value of non-controlling interest	1,117,938
Less: carrying value of former subsidiary’s net assets	(2,002,329)
Goodwill	(699,635)
Investment China & Hong Kong	(1,082)
Rescission agreement Excelsior (Note 10)	(1,000,000)
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

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	Six months ended September 30, 2016	Six months ended September 30, 2015
Revenues	$3,670,360	$3,682,499
Gross profit	3,238,212	3,218,514
Income (loss) from operations	3,293,110	3,124,397
Net income	$981,696	$693,733

MEDICAL FRANCHISES & INVESTMENTS / CONDOR INTERNATIONAL

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

MFI NV has been founded to market an advance in dental technology which has the potential to replace the process of making mechanical impressions of teeth and bite structures with a digital/optical scan. At the beginning of the current quarter, the Company was officially renamed from “Medical Franchises & Investments (MFI NV) to ‘Condor International’ (Condor Intl NV) as such bearing the name of its major product, a 3D scanner.

4.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At September 30, 2016, five customers accounted for 67.35% of the Company’s trade accounts receivables, and two customers accounted for 51.72%.  At September 30, 2015, five customers accounted for 70.05% of the Company’s trade accounts receivables, and two customers accounted for 55.06%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the six months ended September 30, 2016 the Company had five suppliers who accounted for 21.55% of accounts payable. For the six months ended September 30, 2015 the Company had five suppliers who accounted for 28.13% of accounts payable.

Revenues —  For the six months ended September 30, 2016 the Company had five customers that accounted for 71.10% of total revenues. One of the five customers accounted for 44.92% of total revenues. For the six months ended September 30, 2015 the Company had five customers that accounted for 71.84% of total revenues. One of the five customers accounted for 40.63% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	September 30, 2016	March 31, 2016
Accounts receivable, gross	$1,033,992	$1,063,740
Less: allowance for doubtful accounts	(84,738)	(85,938)
Accounts receivable, net	$949,254	$977,802

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	September 30, 2016	March 31, 2016
Raw materials	$14,400	$12,365
Components	132,263	144,278
Finished goods	591,246	606,946
	737,909	763,589
Less: reserve for obsolescence	(347,915)	(352,841)
Net inventory	$389,994	$410,748

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	September 30, 2016	March 31, 2016
Prepaid materials and components	$112,310	$140,097
VAT payments in excess of VAT receipts	1,522	42,203
Prepaid consulting	41,727	7,951
Prepaid rent	26,631	26,927
Other	11,563	8,372
	$193,753	$225,550

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2016	March 31, 2016
Furniture and Fixtures	$469,731	$468,211
Machinery and Equipment	2,104,720	2,071,435
	2,574,451	2,539,646
Accumulated depreciation	(2,220,010)	(2,128,702)
Property & equipment, net	$354,441	$410,944

9.	LINE OF CREDIT

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

10.	LONG TERM DEBT

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

11.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the six month periods ended September 30, 2016 and 2015 respectively, the Company incurred $95,213 and $81,800 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

12.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2016	March 31, 2016
Accrued employee benefit taxes and payroll	$176,882	$264,803
Accrued travel	5,616	5,695
Accrued VAT	3,825	1,261
Accrued audit and tax preparation fees	7,329	18,940
Reserve for warranty costs	5,615	5,695
Tax reserve	20,288	23,070
Accrued consulting fees	4,500	5,000
Other accrued expenses	8,305	23,393
	$232,360	$347,857

13.	EQUITY COMPENSATION PLANS

As of September 30, 2016, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of September 30, 2016 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2016 and September 30, 2016	357,500	0.50	1,000,000	1.21	150,000	.97
Exercise price range	$0.50		$1.21		$1.75
Weighted average remaining life	1.50 years		1.62 years		0.06 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,445,000	$1.17	605,000
Equity Compensation Plans not approved by security holders	820,000	$.97	NA
Total	2,265,000	$1.10	605,000

For the six month periods ended September 30, 2016 and September 30, 2015 the Company recognized $Nil and $Nil in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the six month periods ended September 30, 2016 and September 30, 2015.

14.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the six month periods ended September 30, 2016 and 2015 were generated from customers outside of the United States.

15.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Ghent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,415 per month at September 30, 2016).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,088 per month at September 30, 2016).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at September 30, 2016:

March 31, 2017	$64,177
March 31, 2018	81,695
March 31, 2019	48,366
March 31, 2020	47,854
March 31, 2021	37,329
Balance	9,918
Total:	$289,339

16.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		September 30, 2016		March 31, 2016
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$97,566	$97,566	$94,434	$94,434
Accounts receivable	2	$949,254	$949,254	$977,802	$977,802
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$1,843,373	$1,843,373	$1,632,210	$1,632,210
Long term investments and advances MFI	1	$801,104	$801,104	$801,104	$801,104
Deferred revenue	2	$55,391	$55,391	$73,431	$73,431
Accounts payable	2	$870,942	$870,942	$789,270	$789,270
Accrued liabilities	2	$232,360	$232,360	$347,857	$347,857

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the six month period ended September 30, 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Six month period ended September 30, 2016
Long term investments and advances:
Beginning balance	$1,632,210
Gains (losses) included in net loss	211,163
Transfers in (out of level 3)	—

Ending balance	$1,843,373

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and six months ended September 30, 2016 and September 30, 2015. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2015 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2016	2015	2016	2015

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	33.85%	28.93%	32.37%	30.68%
GROSS PROFIT	66.15%	71.07%	67.63%	69.32%
OPERATING EXPENSES
Research and development	0.00%	0.24%	0.63%	0.34%
Sales and marketing	18.78%	13.28%	22.00%	11.97%
General and administrative	50.64%	44.82%	43.05%	35.00%
Depreciation and amortization	6.70%	5.80%	6.64%	5.26%
TOTAL OPERATING EXPENSES	76.11%	64.14%	72.33%	52.57%
INCOME (LOSS) FROM OPERATIONS	(9.97)%	6.93%	(4.70)%	16.75%
Other income	16.21%	4.62%	14.55%	8.08%
INCOME (LOSS) BEFORE INCOME TAXES	6.25%	11.55%	9.86%	24.83%
Income taxes	0.00%	(3.61)%	0.20%	(6.82)%
NET INCOME	6.25%	7.94%	10.06%	18.01%
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	1.41%	0.04%	(0.62)%	1.48%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	4.84%	7.90%	10.68%	16.53%

Net Sales

Net sales decreased by approximately 11.9% to $609,964 for the three months ended September 30, 2016 as compared to $692,197 for the three months ended September 30, 2015.  The decrease in sales is primarily due to the impact of the exchange rate USD versus EURO. As 100 % of our sales are generated outside of the USA, all our sales are invoiced in Euros. Comparing the total Euro amounts of sales indicated a sales decrease of 12,55%, or € 545,654 for the total sales generated during the quarter ended September 30, 2016 as compared to € 614,160 for the total sales generated during the quarter ended September 30, 2015.

The decrease in sales in comparing our results in Euros is primarily due to the seasonal effect of the summer holidays known for its reduced economic activity on top of the uncertain European situation due to “Brexit.”

Net sales decreased by approximately 19.3% to $1,225,913 for the six months ended September 30, 2016 as compared to $1, 519,583 for the six months ended September 30, 2015. In comparing our results in Euros, total sales decreased by 20.49% to € 1,098,433 for the six months ended September 30, 2016, as compared to € 1,323,511 for the six months ended September 30, 2015.

Additionally, the decrease in sales should also be seen in light of the uncertain European situation due to ‘Brexit’, which was continuously in the media, slowing down temporally the European economic activities.

Cost of Sales

Cost of sales increased approximately 3.1% to $206,495 for the three months ended September 30, 2016 as compared to $200,244 for the three months ended September 30, 2015. Cost of sales, as a percentage of net sales, has increased to 33.85% in the quarter ended September 30, 2016 as compared to 28.93% in the quarter ended September 30 2015. The increase in cost of sales is primarily due to increased raw material and production costs.

Cost of sales decreased approximately 14.9% to $396,826 or the six months ended September 30, 2016 as compared to $466,144 for the six months ended September 30, 2015. Cost of sales decreased primarily because by 15.14% to €312,843 for six month period ended September 30, 2016 as compared to € 360,216 for the six months period ended September 30, 2015. The decrease in cost of sales is mainly due to our reduced sales for the six months period ended September 30, 2016 as compared to last year’s six months period ended September 30, 2015.

Gross Profit

Our gross profit decreased by $88,484 or 18% to $403,469 for the three months ended September 30, 2016 as compared to $491,953 for the three months ended September 30, 2015. Our gross profit as a percentage of sales decreased to 66.15% in the three months ended September 30, 2016 as compared to 71.07% for the three months ended September 30, 2015.

Our gross profit decreased by $224,352 or 21.3%, to $829,087 for the six months ended September 30, 2016 as compared to $1,053,439 for the six months ended September 30, 2015 primarily because of the decrease in sales for the six months period ended September 30, 2016 as compared to the six months period ended September 30, 2015.

Operating Expenses

Research and Development.  Our research and development expenses decreased to zero for the three months ended September 30, 2016 as compared to $1,635 for the three months ended September 30, 2015 a decrease of 100.0%. The decrease in our research and development costs was primarily because of the finalization of our Software program the ‘Smile Me Mirror’.

Our research and development costs increased by $2,461 or 47.1% to $7.691 for the six months ended September 30, 2016 as compared to $5,230 for the six months ended September 30, 2015.

Sales and marketing costs. Our sales and marketing costs for the three months ended September 30, 2016 and 2015 were $114,532 and $91,906 respectively, representing an increase of $22,626 or 24.6%.  The increase is largely due to increasing our sales staff.

Our sales and marketing costs increased by $87,876 or 48.3% to $269,716 for the six months ended September 30, 2016 as compared to $181,840 for the six months ended September 30, 2015 because of hiring new people for our sales force.

General and administrative costs. Our general and administrative costs for the three months ended September 30, 2016 and 2015 were $308,880 and $310,260 respectively, representing a decrease of $1,380, or 0.4%. Our general and administrative costs for the six months ended September 30, 2016 and 2015 were $527,800 and $531,824 respectively, representing a decrease of $4,024 or 0.8%.  The decrease in general and administration costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization was $40,851 for the three months ended September 30, 2016 as compared to $40,169 for the three months ended September 30, 2015.   Our depreciation and amortization was $81,439 for the three months ended September 30, 2016 versus $79,880 for the three months ended September 30, 2015..  The slight variation in depreciation and amortization is not material.

Other income.   Our net other income was $98,897 for the three months ended September 30, 2016 as compared to $32,000 for the three months ended September 30, 2015, an increase in other income of $66,897.    The increase in other income was primarily because of increased equity income from our investments. Our net other income increased by $55,669 to $178,407 for the six months ended September 30, 2016 as compared to $122,738 for the six months ended September 30, 2015, for the same reason as the three month variance.

Internal and External Sources of Liquidity

As of September 30, 2016, we had current assets of $2,780,567 compared to $2,858,534 at March 31, 2016. The decrease of $77,967 was due to a decrease of accounts receivable of $28,548, decrease in inventories of $20,754 and decrease in prepaid expenses of $31,797, offset by an increase in cash of $3,132.

As of September 30, 2016, we had cash of $97,566. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at September 30, 2016 reflects cash of $97,566 as compared to $94,434 as of March 31, 2016, an increase of $3,132.

Operations

Net cash provided by operations was $18,132 for the six months ended September 30, 2016 as compared to net cash used by operations of $231,918 for the six months ended September 30, 2015. The decrease of $250,050 in net cash used by operations for the six months ended September 30, 2016 as compared to the six months ended September 30, 2015 is primarily because of decreased income of $120,379, decreased accrued liabilities of $75,063, increased equity income of $61,941, decreased deferred revenue of $39,734, decreased prepaid expenses of 102,856, an increase in accounts payable of $213,958, and decreased amounts due to related parties of $25,069.

Investing activities

Net cash used in investing activities totaled $28,910 for the six months ended September 30, 2016 as compared to net cash used by investing activities of $19,552 for the six months ended September 30, 2015. Cash used in the six months ended September 30, 2016 and 2015 was primarily for investing in equipment.

Financing activities

During the six months ended September 30, 2016 and September 30, 2015, we recognized an increase/ (decrease) in cash and cash equivalents of $13,910 and $264, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2016 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: November 14, 2016	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Philippe Van Acker
Name: Philippe Van Acker
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

