Form 10-K
period 2017-03-31
REMEDENT, INC.
filed 2017-06-29
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed third fiscal quarter, December 31, 2016, was approximately $5,398,912.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” and this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of June 29, 2017 was 19,995,969.

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

Since January 2017, we have launched our newest product, the ‘Condor” 3D Scanner for which we have the non-exclusive distribution rights for North America and Canada. “Condor” represents the next generation of intra-oral scanners at affordable prices for impressions and diagnostics. Rather than a laser, this new device uses stereoscopic visible light to create its 3D scan, making the entire system less costly, more power efficient, smaller, lighter and inherently safer than laser-based systems. Due to the open source system software, images and resulting crowns can be processed by any qualified lab, furthering flexibility for the dentist and lowering lab costs through the market.

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

On January 1, 2017, the Company invested in the start-up of Newco Condor North America, LLC, a Nevada corporation. Condor North America, LLC. has been founded to market, distribute and sell the Condor intra-oral 3D scanner for the Territory of North America and Canada.

We have the following wholly owned subsidiaries: (1) Remedent N.V., a Belgium corporation; (2) Remedent Professional Holdings, Inc., a California corporation; (3) Remedent Professional, Inc., a California corporation (a subsidiary of Remedent Professional Holdings, Inc.;both inactive), (4) Glamtech-USA, Inc., a Delaware corporation and (5) Condor North America LLC., a Nevada corporation.  In addition, Remedent N.V., our wholly-owned subsidiary, has (A) a 51% ownership interest in GlamSmile Deutschland GmbH, a German private company (inactive), (B) a 80% ownership interest in GlamSmile Rome SRL (an Italian private Company)(inactive), a 50% ownership interest in Biotech Dental Benelux N.V. (a Belgium private Company) and a 3.03% ownership interest in Condor Technologies N.V. (a Belgium private Company) . In addition, Remedent, N.V. owns a 21,51% ownership interest in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) whose subsidiaries include: Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a substantially 100 % owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100 % owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% Guangzhou Dental Clinic Co., Ltd., its 100% Wuhan Dental Clinic Co., Ltd and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd.

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

Current Products

We currently have four primary products: ‘River 8’, a ‘prefab’ veneer; our custom-made GlamSmile Veneers, the SmileMe mirror and the ‘Condor’ intra-oral 3D scanner.

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

Condor Intra-oral scanner

Condor is not a “me too” version of what the current market is offering, but represents the next generation of intra-oral scanners. It is a significant advance in technology and cost efficiency that broadens the market substantially by offering this technology to dentists who were heretofore priced out of this market. Rather than a laser, this new device uses stereoscopic visible light to create its 3D scan, making the entire system less costly, more power efficient, smaller, lighter and inherently safer than laser-based systems. What’s more, because the system is open source, images and resulting crowns can be processed by any qualified lab, furthering flexibility for the dentist and lowering lab costs through the market.

A digital workflow is a seamless, more efficient, less labor-intensive manufacturing process for both dentists and labs. Restorations become more consistent, with improved quality. In addition, digital impressions also eliminate some chemical based processes. Traditional impressions are a chemical based procedure. When impressions set, there is an expansion of the material. The chemical based process of pouring a stone model also contains inaccuracies as the stone has a measurable setting expansion.

Marketing and Distribution

We market our products to the dental professional using our business to business strategies (“B2B”), and we also market our products directly to the consumers in Asia, Europe, the Middle East, Canada and the United States of America using our direct to consumer model (“B2C”).  Our products are sold to dental professionals in over 30 countries through distributors.  We currently sell our products in Asia, Europe, the Middle East, Canada and the United States of America directly to consumers using our direct to consumer model, which includes our GlamSmile Smile Design-Virtual Studio and GlamSmile Studios.

B2C Market and Distribution

In 2008 we opened, through a third party, our first GlamSmile center in Beijing China, marketing GlamSmile directly to consumers.  In 2009 we began direct to consumer tests in Belgium using internet advertising to acquire potential leads and our own dedicated “Smile Consultants” to manage the sales process from lead acquisition through final sale with successful results. Our direct to consumer model, has been developed around a one to one relationship with our Smile Consultants. This process also results in the dentists being relieved of the sales responsibilities allowing them to better focus on patient satisfaction. In both China and Belgium, with the aid of our own “Smile Consultant” working directly with the customer throughout the entire sales process, we have seen positive results in our partner retail centers.

Our Smile Consultancy Program is predominantly marketed on the internet through our website, GlamSmile Smile Design.  We focus on intensive campaign and advertisement aimed to generate large traffic to our website that promotes GlamSmile Whitening, Veneers and Free Smile Advice. Visitors can apply for a free personalized Smile Consultation by a Smile Consultant. The latter guides the consumer to the right GlamSmile Studio or with one of our GlamSmile partner dentists and to the solution that best meets his or her Smile expectations.  The Smile Consultancy Program requires us to develop close partnerships with dedicated GlamSmile dentists and the establishment of GlamSmile Studios. The GlamSmile Studio is a concept studio with a focus on aesthetic and cosmetic dentistry. Unlike a traditional dentist office, our GlamSmile Studios are designed and managed as a dental spa.

We have begun to market our products through our Smile Consultancy Concept and through the establishment of our GlamSmile Studios in Asia, with a primary focus on China, and Europe.   We currently have an ownership interest in the following Glamsmile Studios:

•	Beijing Glamsmile Studio . Through Glamsmile Asia and its subsidiaries we opened a GlamSmile clinic in Beijing, China, during the third calendar quarter of 2009. The Beijing GlamSmile clinic was the first dental spa to offer pain free cosmetic dentistry in Beijing.

•	Hong Kong Dental Spa . In April 2010, through GlamSmile Asia Ltd. we expanded our business to consumer model in the Asian market by opening a dental spa in Hong Kong.

•	Shanghai Studio . In February 2011, we opened the Shanghai Studio through GlamSmile Asia.

•	Wenzhou Studio . In February 2012, we opened the Wenzhou Studio through GlamSmile Asia.

•	Guangzhou Studio . In October 2013; we opened the Guangzhou Studio throught GlamSmile Asia; the third largest city in Mainland China, with a population of 13 million.

•	Wuhan Studio . In August 2014, we opened the Wuhan Studio through GlamSmile Asia.

•	We have started negotiations and plan to open new studios by the end of the next fiscal year in the following cities: Shenzen, Chengdu and Hangzhou.

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

B2B Market and Distribution

Starting in Belgium and the Netherlands, our products have been introduced utilizing our Distributor Assisted Marketing programs.  We implement our program by first identifying an established dealer in each market with a well-developed sales force familiar with sales of capital equipment to the professional dentist community.  Second, we develop aggressive lead generation programs and other marketing techniques which served as a blue print for the dealers to implement.  The combination of a well-trained dealer force and dealer-assisted marketing and lead generation programs has proven to be far more effective than utilizing a direct sales approach, which is much slower and more costly to establish.  This process has been repeated for both the professional dentist and retail, over-the-counter markets in each country.  As a result of this approach, we have been able to establish dealers in over 30 countries encompassing, Europe, Asia, Latin America, the Pacific Rim, the Middle East and the United States of America.

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

 In September 2010, we entered into a license agreement with Excelsior Medical (“EM”) (the “EM license agreement”). Under the EM license agreement, we granted EM an exclusive license to certain Asian territories in exchange for $500,000 which was received during the year ended March 31, 2011. The Company received a further $500,000 from EM as an advance payment for veneers.  The $500,000 advance, less taxes withheld, was recorded as deferred revenue of $475,250 as of March 31, 2011.  Effective as of January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company. During the period ended December 31, 2012 a partial payment of $20,000 in interest has been made. Final settlement agreements were re-negotiated with EM and Asia Best Healthcare Co, Ltd. during January 2017. The company agreed to pay a total amount of $500,000 to EM as final settlement and simultaneously agreed to pay a total amount of $500,000 to Asia Best Healthcare co., Ltd as final settlement of the loan agreement. Both payments were executed on March 6, 2017 as final settlement.

Locations

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,092 per month at March 31, 2017).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,034 per month at March 31, 2017).

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

Research and Development

Our research and development expenses decreased $357 to $8,424 for the year ended March 31, 2017 as compared to $8,781 for the year ended March 31, 2016, a decrease of 4.0%.  Research and development expenses have decreased primarily because of our final phase in the development of our veneer matching software.

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

Major Customers

At March 31, 2017 five customers accounted for a total of 77.59% of the Company’s trade accounts receivable and one of those customers accounted for 54.54% of total accounts receivable.   At March 31, 2016 five customers accounted for a total of 55.93% of the Company’s trade accounts receivable and one of those customers accounted for 33.36% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

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

Employees

We currently retain 8 full-time employees in Belgium. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Financial and Accounting Officer.  We have no employment agreements with our Chief Executive Officer, Mr. Guy De Vreese.

Financial Information About Geographic Areas

Refer to Note 14, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

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

Although we have earned a profit of $844,370 on revenue of $2,355,706 in fiscal 2017, a profit of $160,802 on revenue of $2,770,092 in fiscal 2016; a profit of $105,159 on revenue of $3,616,355 in fiscal 2015; a profit of $16,149,on revenue of $5,234,855 for the fiscal year ended March 31, 2004; a profit of $490,483 on revenue of $9,687,292 for the fiscal year ended March 31, 2012 , and a profit of $524,508 on revenue of $2,592,596 for the fiscal year ended March 31, 2014, we have a history of incurring substantial losses. Our losses were $981,936 on revenue of $2,937,276 for the fiscal year ended March 31, 2013; $1,547,175 on revenue of $12,581,708 for the fiscal year ended March 31, 2011 and $2,349,915 on revenue of $8,247,960 for the fiscal year ended March 31, 2010. We expect to continue to incur increasing cost of revenues, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there is no assurance that we will be able to achieve or sustain profitability.

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

Effective January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company. During the period ended December 31, 2012 a partial payment of $20,000 in interest has been made. Final settlement agreements were re-negotiated with EM and Asia Best Healthcare Co, Ltd. During January 2017. The Company agreed to pay a total amount of $500,000 to EM as final settlement and simultaneously agreed to pay a total amount of $500,000 to Asia Best Healthcare co., Ltd as final settlement of the loan agreement. Both payments were executed on March 6, 2017 as final settlement.

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

We currently have operations in Belgium and have product sales in Europe, North America, the Middle East and Asia.  A significant portion of our revenue is in currencies other than United States dollars, including Euros, Hong Kong dollar and the Chinese Renminbi (“RMB”).  Because our financial statements are reported in United States dollars, fluctuations in Euros, Hong Kong dollar and RMB against the United States dollar may cause us to recognize foreign currency transaction gains and losses, which may be material to our operations and impact our reported financial condition and results of operations

Substantially all of our assets and our operations are located outside of the United States, a significant number of sales are generated outside of the United States subjecting us to risks associated with international operations.

At current, our operations are primarily in Europe and Asia and 87,85% of our sales for the fiscal years ended March 31, 2017 were generated form customers outside of the United States and 100% of our sales for the fiscal year ended March 31, 2016 were generated from customers outside of the United States. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,092 per month at March 31, 2017).

The Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,034 per month at March 31, 2017).

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low

Quarter ended June 30, 2015	$0.30	$0.30
Quarter ended September 30, 2015	$0.27	$0.27
Quarter ended December 31, 2015	$0.15	$0.15
Quarter ended March 31, 2016	$0.15	$0.15
Quarter ended June 30, 2016	$0.18	$0.16
Quarter ended September 30, 2016	$0.21	$0.20
Quarter ended December 31, 2016	$0.20	$0.17
Quarter ended March 31, 2017	$0.30	$0.14

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 25, 2017, the number of stockholders of record was approximately 184, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2017, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders. These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2017 and March 31, 2016 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2016	357,500	$0.96	1,000,000	$1.21	150,000	$0.97
Options expired			—		(150.000)
Options outstanding and exercisable March 31, 2017	357,500	$0.50	1,000,000	$1.21	0	$0.97
Exercise price range	$0.50		$1.21		$1.75
Weighted average remaining life	1.00 year		1.12 years		0.00 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,357,500	$1.17	605,000
Equity Compensation Plans not approved by security holders	0	$0.97	NA
Total	1,357,500	$1.10	605,000

For the years ended March 31, 2017 and March 31, 2016 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.

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

Recent Developments

On June 3, 2011, the Company obtained a loan in the principal amount of $1,000,000 (the “Loan”) from an unrelated private company, Excelsior Medical (HK) (“EM”). In connection with the Loan, the Company issued a promissory note, with a simple interest rate of 5% per annum, secured by certain assets of the Company (the “Note”). The maturity date of the Loan is June 3, 2014. Interest of $50,000 per annum is payable in cash on an annual basis. In September 2010, we entered into a license agreement with EM (the “EM license agreement”). Under the EM license agreement, we granted EM an exclusive license to certain Asian territories in exchange for $500,000 which was received during the year ended March 31, 2011. The Company received a further $500,000 from EM as an advance payment for veneers.  The $500,000 advance, less taxes withheld, was recorded as deferred revenue of $475,250 as of March 31, 2011.  Effective as of January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company. During the period ended December 31, 2012 a partial payment of $20,000 in interest has been made. Final settlement agreements were re-negotiated with EM and Asia Best Healthcare Co, Ltd. during January 2017. The company agreed to pay a total amount of $500,000 to EM as final settlement and simultaneously agreed to pay a total amount of $500,000 to Asia Best Healthcare co., Ltd as final settlement of the loan agreement. Both payments were executed on March 6, 2017 as final settlement.

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

On January 16, 2014, the Company invested in the start-up capital of Biotech Dental Benelux N.V., a Belgium corporation in exchange for 50% of its Shares. Biotech Dental Benelux has been founded to market and sell dental implants for the Territory of Belgium, The Netherlands and Luxemburg. Our investment has enabled us to enlarge our product range and increase our sales in the current year ended March 31, 2017. 100% of Biotech Dental Benelux revenues are generated outside of the USA and are invoiced in Euros. In comparing our results in Euros, total sales increased by 7.21% to €356,195 for the fiscal year ended March 31, 2017, as compared to € 332,233 for the year ended March 31, 2016.

Financial Results and Trends

Revenue decreased by approximately 15% to $2,355,706 in the year ended March 31, 2017 as compared to $2,770,092 in the year ended March 31, 2016.  The decrease in sales is primarily because of the US dollar exchange rate as described below and a slight drop of sales of our Veneer business.

The decrease in sales is mostly due to the impact of the exchange rate of the US dollar (USD) versus the Euro. Currently 87.61% of our sales are generated outside of the USA and most of our sales are invoiced in Euros. In comparing our results in Euros, total sales decreased by 8.45% to €2,195,143 for the year ended March 31, 2017, as compared to €2,397,814 for the year ended March 31, 2016.

Our net income attributable to our stockholders was $0.04 for fiscal 2017 and $0.01 for fiscal 2016. During the year ended March 31, 2017 we recognized $338,035 in equity income from our Asian investment compared to $265,397 earned in the year ended March 31, 2016.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $579,404 at March 31, 2017 and $352,841 at March 31, 2016.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2017 and March 31, 2016, advertising expense was $202,105 and $237,608 respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2017	Year ended March 31, 2016
Product warranty liability:
Opening balance	$5,695	$5,421
Accruals for product warranties issued in the period	—	274
Adjustments to liabilities for pre-existing warranties	(362)	—
Ending liability	$5,333	$5,695

Based upon historical sales trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,333 and $5,695 as of March 31, 2017 and March 31, 2016, respectively.

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

At each of March 31, 2017 and 2016, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2017 and 2016, the Company did not have any warrants outstanding, but had 1,357,500 and 1,507,500 options outstanding, respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2017 and 2016 respectively, it would have excluded all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all options.

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

The Company’s other comprehensive income for the year ended March 31, 2017 consisted of a fair value adjustment on AFS security in the amount of $399,188 and a loss on foreign currency translation of $318,241. The Company’s other comprehensive income for the year ended March 31, 2016 consisted of a foreign currency loss on a fair value adjustment on AFS security in the amount of $27,724 and a gain on foreign currency translation of $17,640.

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

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASC 606). The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue for U.S. GAAP by creating a new Topic 606, “Revenue from Contracts with Customers”. This guidance supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”, and supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The new guidance is effective for fiscal years beginning after December 15, 2017, which, for the Company, means the fiscal year beginning January 1, 2018. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements, however, we do not expect the adoption will have a material increase in the assets and liabilities of our consolidated balance sheet.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.30

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2017 and 2016

Comparative details of results of operations for the years ended March 31, 2016 and 2015 as a percentage of sales are as follows:

	2017	2016
NET SALES	100.00%	100.00%
COST OF SALES	49.69%	29.51%
GROSS PROFIT	50.31%	70.49%
OPERATING EXPENSES
Research and development	0.36%	0.32%
Sales and marketing	27.36%	17.83%
General and administrative	61.43%	46.37%
Depreciation and amortization	6.57%	5.72%
TOTAL OPERATING EXPENSES	95.72%	70.23%
INCOME (LOSS) FROM OPERATIONS	(45.41)%	0.26%
Other income (expense)	80.36%	6.95%
INCOME (LOSS) BEFORE INCOME TAXES & NON-CONTROLLING INTEREST	34.95%	7.21%
Income tax expense	0.15%	(0.83)%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	35.10%	6.38%
NON-CONTROLLING INTEREST	0.74%	(0.58)%
NET INCOME	35.84%	5.80%

Net Sales

Net sales decreased by approximately 15% to $2,355,706 in the year ended March 31, 2017 as compared to $2,770,092 in the year ended March 31, 2016.  The decrease in sales is primarily because of the US dollar exchange rate as described below and a slight drop of sales of our veneer business.

The decrease in sales is due to the impact of the exchange rate of the US dollar (USD) versus the Euro. Currently 88% of our sales are generated outside of the USA and most of our sales are invoiced in Euros. In comparing our results in Euros, total sales decreased by 8.45% to €2,195,143 for the year ended March 31, 2017 as compared to €2,397,814 for the year ended March 31, 2016.

Cost of Sales

Cost of sales increased approximately 43.2% to $1,170,544 in the year ended March 31, 2017 as compared to $817,391 in the year ended March 31, 2016. The increase in cost of sales is primarily due to our increase of the obsolete reserve for $253.194 (€233,445) for the majority related to the slow moving of our haptic arms inventory, additionally we experienced pressure on our implant division margins. The cost of sales as a percentage of sales increased to 34.74% for the year ended March 31, 2017 as compared to 33.76% for the year ended March 31, 2016 for named division.

Gross Profit

Our gross profit decreased by $767,539 to $1,185,162 for the fiscal year ended March 31, 2017 as compared to $1,952,701 for the year ended March 31, 2016 primarily because of the exchange rate effect and pressure on our veneer margins. Our gross profit as a percentage of sales decreased to 50.31% for the year ended March 31, 2017 as compared to 70.49% for the year ended March 31, 2016 due to the reasons as explained above.

Operating Expenses

Research and Development .  Our research and development expenses decreased $357 to $8,424 for the year ended March 31, 2017 as compared to $8,781 for the year ended March 31, 2016, because of the finalization of our Software program the ‘Smile Me Mirror’.

Sales and marketing costs .  Our sales and marketing costs increased $150,768 to $644,563 or 30.5% for the year ended March 31, 2017 as compared to $493,795 for the year ended March 31, 2016.  Costs increased because of our initial investments and start-up Costs for our new division, Condor North America and additional sales personnel for our implant division.

General and administrative costs ..  Our general and administrative costs for the year ended March 31, 2017 and 2016 were $1,447,194 and $1,284,444 respectively, representing an increase of $162,750 or 12.7%.  Our general and administrative costs have increased because of hiring additional personnel to better support our sales and increased consultancy cost related to advise and analyzing of our operational organization to increase its performance for the future.

Depreciation and amortization .  Our depreciation and amortization decreased $3,706 or 2.3%, to $154,757 for the year ended March 31, 2017 as compared to $158,463 for the year ended March 31, 2016. The decrease is because of increased amortization on recently purchased equipment including purchases for our newly incorporated implant division.

Net interest expense.   Our net interest expense was $36,612 for the year ended March 31, 2017 as compared to $63,443 for the year ended March 31, 2016, a decrease of $26,831 or 42.3%. Interest expense has decreased primarily because of decreased utilization and full settlement of a long term loan of $2,000,000.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2017 reflects cash and cash equivalents of $147,106 as compared to $94,434 as of March 31, 2016, an increase of $52,672.  Net cash provided by operations was $1,668,960 for the year ended March 31, 2017 as compared to net cash used by operations of $203,113 for the year ended March 31, 2016, an increase year over year of cash provided by operations in the amount of $1,872,073 primarily because of net changes in operating assets and liabilities.

As of March 31, 2017, we increased our reserve for doubtful accounts from $85,935 for the year ended March 31, 2016 to $164,321 for the year ended March 31, 2017, an increase of $78,386. The increase of the reserve captures certain delays in receiving payments that could result in a possible non-recovery.

30

Investing Activities

Net cash (used by)/provided by investing activities was $(37,604) for the year ended March 31, 2017 as compared to net cash used by investing activities of ($116,310) for the year ended March 31, 2016. During the year ended March 31, 2017 we spent $37,604 on purchases of equipment. During the year ended March 31, 2016 we spent $116,130 on purchases of equipment and on the further development of our Smile Me Software.

Financing Activities

Net cash provided by/(used by) financing activities totaled $(974,931) for the year ended March 31, 2017 as compared to $Nil for the year ended March 31, 2016. The net change in cash used by financing activities was as a result of repayment of amounts due to Excelsior.

During the years ended March 31, 2017 and March 31, 2016, we recognized a/an (decrease) in cash and cash equivalents of $(603,753) and $14,708, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2017, we had current assets of $1,284,900 compared to $2,858,534 at March 31, 2016. This decrease of $1,573,634 was due to a decrease in accounts receivable of $34,551, a decrease in other receivables of $1,150,000, a decrease in inventories of $300,344, and a decrease in prepaid expenses of $141,411, offset by an increase in cash of $52,672.

Current liabilities at March 31, 2017 of $1,552,171 were $1,880,855 less than current liabilities as at March 31, 2016 of $3,443,026.  The decrease was primarily a result of a decrease in the current portion of long term debt of $2,222,468, and a decrease in deferred revenue of $1,196, offset by an increase in accounts payable of $249,416, and an increase in accrued liabilities of $93,393.

Our cash and cash equivalents of $147,106 as of March 31, 2017 is not sufficient to support our operations through our current fiscal year and we may need additional financing. During the year ended March 31, 2017, we have been able to generate cash flows sufficient to support our operations. The continuation of the Company is dependent upon the Company’s ability to continue to generate profitable operations. We may remain dependent on outside sources of funding until our results of operations provide consistent positive cash flows.

 We have supported current operations by raising additional operating cash through loans and strategic partnerships and through the sale of non-core divisions of our business. During the year ended March 31, 2014 we sold 7.9% of our investment in GlamSmile Asia for $3,000,000 and was fully paid by the end of March 31, 2017 in cash. Proceeds of the sale were used to repay our existing bank facility and to repay our long-term debt.

At this time, we do not expect to purchase or sell any significant property or equipment over the next 12 months. The Company does not currently expect a significant change in the number of its employees over the next 12 months.

Off-Balance Sheet Arrangements

At March 31, 2017, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

As of March 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in COSO 2013 “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2017 based on the COSO criteria.

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

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person	Age	Position
Guy De Vreese	62	Chairman, Chief Executive Officer
Fred Kolsteeg	74	Director
Philippe Van Acker	52	Director, Chief Financial Officer and Chief Accounting Officer

Biographies

Guy De Vreese, Chairman .  From April 1, 2002, Mr. De Vreese has served as our Chairman of the Board.  Effective upon Mr. List’s resignation as Chief Executive Officer, on December 10, 2008 Mr. De Vreese became our Chief Executive Officer.  From June 2001 Mr. De Vreese has also served as President of Remedent N.V. and he has served as President of DMDS, Ltd., a European subsidiary of Dental & Medical Systems, Inc. DMDS, Ltd. developed and marketed high-tech dental equipment.  In August 1996, Mr. De Vreese founded DMD N.V., a Belgian company that was the independent European distributor for DMDS products and was its Chief Executive Officer until DMD purchased its distribution rights in April 1998.  Mr. De Vreese later worked as CEO from 1996 through February 1999 for Lident, N.V., a Belgian company that merged with DMD and specialized in digital photography and developer of imaging software.  Mr. De Vreese also served as a consultant providing services to DMDS, Ltd. from February 1999 to June 2001.  Mr. De Vreese resides in Belgium. Mr. De Vreese’s years of experience in the dental industry provide us with invaluable industry contacts and know-how, in addition to special insight into our customers’ needs and requirements. In addition, Mr. De Vreese’s extensive experience in our industry, commitment to research and development of innovative dental products, and in-depth knowledge of our company gained by serving as our CEO provide valuable insights for our Board.  The Board believes that Mr. De Vreese demonstrated leadership abilities and business judgment, provide an important leadership element to our Board

Philippe Van Acker, Director, Chief Financial Officer .  Mr. Van Acker was appointed as our Chief Financial Officer as of March 30, 2005.  Effective December 18, 2008, Mr. Van Acker resigned as Chief Financial Officer and became our Chief Accounting Officer as well as assuming a position on the Board of Directors.  Effective July 17, 2012, Mr. Van Acker was re-appointed as our Chief Financial Officer.

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

Board Leadership Structure and Role in Risk Oversight

The Board does not have a policy as to whether the roles of our Chairman and Chief Executive Officer should be separate. Instead, the Board makes this determination based on what best serves our Company’s needs at any given time.   Currently, Mr. De Vreese holds the positions of Chairman and Chief Executive Officer of our Company, and the Board has one independent director. The Board may decide to separate the positions of Chairman and Chief Executive Officer in the future if the Board believes it is in the best interest of the Company and our stockholders.

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

Code of Ethics

We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. A copy of our Code of Ethics is available to any stockholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2017, were timely filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2017 and March 31, 2016, respectively:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)			Total ($) (j)

Guy De Vreese,	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$91,081	(1)		$91,081	(1)
CEO and Chairman	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$	nil	(1)	$	Nil	(1)
	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$	nil	(1)	$	Nil	(1)

Philippe Van Acker,	2017	$143,534	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$143,534
Chief Accounting Officer, Director	2016	$151,281	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$151,281
	2015	$195,823	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$195,823

(1)	These amounts are consulting fees paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2017.  As of March 31, 2017, there were no outstanding stock awards and columns (g) through (j) have been omitted.

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

Our directors did not receive any compensation for board services during the fiscal year ended March 31, 2017.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 29, 2017.  The information in this table provides the ownership information for:

a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares.  Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Common stock beneficially owned and percentage ownership is based on 19,995,969 shares outstanding as of June 29, 2017.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Guy De Vreese, CEO, Chairman (2)
Zuiderlaan 1-3, bx 8
9000 Ghent, Belgium	4,733,680	23.67%

Philippe Van Acker, Chief Financial Officer, Chief Accounting Officer, Director (3)
Zuiderlaan 1-3, bx 8
9000 Ghent, Belgium	225,000	1.13%

Fred Kolsteeg, Director (4)
Managelaantje 10
3062 CV Rotterdam
The Netherlands	295,000	1.48%

All Officers and Directors as a Group (3 persons)	5,253,680	26.28%

5% or Greater Stockholders

Sternberg Stuart	2,533,793	12.67%

*	Less than one percent

1.	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

2.	Guy De Vreese holds 3,304,426 shares in his own name, which such amount includes 100,000 shares of common stock underlying options which vested on September 17, 2007 and have an exercise price of $1.75 per share; 72,787 shares of common stock held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese; 6,467 shares of common stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese; and 1,400,000 shares of common stock held in the name of Lausha HK, a Hong Kong company controlled by Guy De Vreese.

3.	Includes 75,000 shares of common stock underlying options which vested on December 2005 and have an exercise price of $2.46 per share; 50,000 shares of common stock underlying options which have vested as of September 17, 2009 and have an exercise price of $1.75 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

4.	Includes 200,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Compensation

During the years ended March 31, 2017 and 2016 respectively, the Company incurred $234,615 and $151,281 in compensation expense for all directors and officers.

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

Guy De Vreese, our Chairman of the Board and Chief Executive Officer, is the managing director of our subsidiary, Remedent N.V.  Mr. De Vreese provides his services as Remedent N.V.’s Managing Director through his company, Lausha, N.V.  Lausha, N.V.  has an oral consulting arrangements with Remedent N.V. that provide for Mr. De Vreese’s services and is a  company controlled by Mr. De Vreese.  On March 20, 2006, Lausha N.V. and Lident N.V. merged into Lausha N.V., controlled by Mr. De Vreese.  Lausha N.V. received a total of $324,692 and $348,299 as compensation for services relating to his duties as Managing Director of Remedent N.V. on a-day-to-day basis for the years ending March 31, 2013 and March 31, 2012, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees . The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2017 and the review of our quarterly reports for such year amounted to $30,718. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2016 and the review of our quarterly reports for such year, amounted to $28,826.

Audit Related Fees . For the years ended March 31, 2017 and March 31, 2016, we paid $6,500 and $8,500, respectively, to our auditors for other audit related fees.

Tax Fees. For the years ended March 31, 2017 and March 31, 2016, we paid $Nil and $Nil, respectively, to our auditor for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2017		2016
Audit Fees		$30,718	$28,826
Audit Related Fees		$6,500	$8,500
Tax Fees	$		$-
All Other Fees	$		$-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2017.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements .

Consolidated balance sheet as of March 31, 2017 and March 31, 2016, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 years period ended March 31, 2017.

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

REMEDENT, INC.

Dated: June 29, 2017	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer)

Dated: June 29, 2017	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2017	/s/ Guy De Vreese
Guy De Vreese, Chairman of the Board of Directors, and
Chief Executive Officer (“Principal Executive Officer”)

Dated: June 29, 2017	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: June 29, 2017	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (4)

10.3	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (5)

10.4	Distribution, License and Manufacturing Agreement dated as of January 20, 2012, (the “Effective Date”) by and among Remedent, Inc., a Nevada corporation (“Remedent Nevada”), Remedent N.V., a company incorporated under the laws of Belgium (“Remedent Belgium) and GlamSmile Dental Technology, Ltd., a company incorporated under the laws of the Cayman Islands (8)

10.5	Termination and License Agreement dated March 27, 2012 (8)

14.1	Code of Ethics, adopted March 25, 2003 (6)

21.1	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

*	Filed herewith

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(5)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(7)	Incorporated by reference from Form 10-KSB filed with the SEC on July 16, 2012.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

We have audited the accompanying consolidated balance sheets of Remedent, Inc. and its subsidiaries (the “Company”) as of March 31, 2017 and March 31, 2016 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Remedent Inc. at March 31, 2017 and March 31, 2016 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Brussels - Belgium, June 29, 2017

Vandelanotte Bedrijfsrevisoren CVBA

Statutory Auditors

Represented by

/s/ René Van Asbroeck
Registered Auditor

F - 1

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,106	$94,434
Accounts receivable, net of allowance for doubtful accounts of $164,321 at March 31, 2017 and $85,938 at March 31, 2016	943,251	977,802
Other receivable	—	1,150,000
Inventories, net	110,404	410,748
Prepaid expense	84,139	225,550
Total current assets	1,284,900	2,858,534
PROPERTY AND EQUIPMENT, NET	274,357	410,944
OTHER ASSETS
Investment in GlamSmile Asia Ltd	1,970,245	1,632,210
Investment in Condor Technology (Note 3)	1,200,292	801,104
Total assets	$4,729,794	$5,702,792
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion, long term debt	$—	$2,222,468
Accounts payable	1,038,686	789,270
Accrued liabilities	441,250	347,857
Deferred revenue	72,235	73,431
Total current liabilities	1,552,171	3,433,026

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2017 and March 31, 2016 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at March 31, 2017 and March 31, 2016 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(19,969,732)	(20,814,102)
Accumulated other comprehensive income (loss)	(1,114,234)	(1,195,181)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	3,108,349	2,183,032
Non-controlling interest	69,274	86,734
Total stockholders’ equity	3,177,623	2,269,766
Total liabilities and equity	$4,729,794	$5,702,792

COMMITMENTS (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2017	2016
Net sales	$2,355,706	$2,770,092
Cost of sales	1,170,544	817,391
Gross profit	1,185,162	1,952,701
Operating Expenses
Research and development	8,424	8,781
Sales and marketing	644,563	493,795
General and administrative	1,447,194	1,284,444
Depreciation and amortization	154,757	158,463
TOTAL OPERATING EXPENSES	2, 254,938	1,945,483
OPERATING INCOME (LOSS)	(1,069,776)	7,218
NON-OPERATING INCOME (EXPENSE)
Gain on write off of Exclesior debt	1,247,537	—
Equity income from investments	338,035	265,397
Interest expense	(36,612)	(63,443)
Interest income	83,856	11,323
Other income (expense)	260,306	(20,768)
TOTAL OTHER INCOME	1,893,122	192,509
PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	823,346	199,727
Income tax recovery (expense)	3,564	(22,938)
NET INCOME BEFORE NON-CONTROLLING INTEREST	826,910	176,789
NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	17,460	(15,987)
NET INCOME ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$844,370	$160,802
PROFIT (LOSS) PER SHARE
Basic	$0.04	$0.01
Fully diluted	$0.04	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended March 31,
	2017	2016
Net Profit attributable to Remedent, Inc. common shareholders	$844,370	$160,802
OTHER COMPREHENSIVE INCOME:
Fair value adjustment on AFS investment Condor Technologies	399,188	(27,724)
Foreign currency translation adjustment	(318,241)	17,640
COMPREHENSIVE PROFITATTRIBUTABLE TO REMEDENT, INC. common shareholders	$925,317	$150,718

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2015	19,995,969	19,996	24,906,269	97,500	(20,974,904)	(831,450)	(1,185,097)	2,032,314	70,747	2,103,061

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	(10,084)	(10,084)	—	(10,084)

Net income for the year	—	—	—	—	160,802	—	—	160,802	15,987	176,789

Balance, March 31, 2016	19,995,969	19,996	24,906,269	97,500	(20,814,102)	(831,450)	(1,195,181)	2,183,032	86,734	2,269,766

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	80,947	80,947	—	80,947

Net income (loss) for the year	—	—	—	—	844,370	—	—	844,370	(17,460)	826,910

Balance, March 31, 2017	19,995,969	19,996	24,906,269	97,500	(19,969,732)	(831,450)	(1,114,234)	3,108,349	69,276	3,177,623

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit	$826,910	$176,789
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	154,757	158,463
Inventory reserve	226,563	(52,683)
Allowance for doubtful accounts	78,383	35,849
Investment income	(338,035)	(265,397)
Gain on forgiveness of Excelsior debt	(1,247,537)	—
Changes in operating assets and liabilities:
Accounts receivable	34,551	(130,658)
Other receivables	1,150,000	—
Inventories	300,344	3,286
Prepaid expenses	141,411	(129,089)
Accrued interest on long term debt	—	50,001
Accounts payable	249,416	(48,473)
Accrued liabilities	93,393	13,109
Deferred revenue	(1,196)	(14,310)
Net cash used by operating activities	1,668,960	(203,113)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(37,604)	(116,310)
Net cash used by investing activities	(37,604)	(116,310)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(1,000,000)	—
Net cash provided by financing activities	(1,000,000)	—

NET INCREASE (DECREASE) IN CASH	631,356	(319,423)
Effect of exchange rate changes on cash and cash equivalents	(578,684)	14,708
CASH AND CASH EQUIVALENTS, BEGINNING	94,434	399,149
CASH AND CASH EQUIVALENTS, ENDING	$147,106	$94,434
Supplemental Cash Flow Information :
Interest paid	$11,544	$13,423
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2017 and March 31, 2016, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of March 31, 2017 the Company had a working capital deficit of $267,271, and an accumulated deficit of $19,969,732. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2017.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent, Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Condor North America LLC, a Nevada corporation, Remedent N.V.’s 50 % owned subsidiary, Biotech Dental Benelux N.V., a Belgium private company located in Ghent, Remedent N.V.’s  51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich (effective March 31, 2014 this subsidiary is inactive), Remedent N.V.’s 80 % owned subsidiary, GlamSmile Rome, an Italian private company located in Rome (effective March 31, 2014 this subsidiary is inactive)

Remedent N.V. owns 21.51 % of Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”). The subsidiaries of Glamsmile Dental include: Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% owned Guangzhou Dental Clinic Co., Ltd. and its 50% owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit, short term and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s investment in Condor Technologies is classified as an available for sale investment with all subsequent gains and losses recorded in other comprehensive income until realized. The Company’s long-term debt consists of its revolving credit facility and long-term capital lease obligations. The carrying value of the revolving credit facility approximates fair value because of its variable short-term interest rates.  The fair value of the Company’s long-term capital lease obligations is based on current rates for similar financing. The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $579,404 at March 31, 2017 and $352,841 at March 31, 2016.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2017 and March 31, 2016, advertising expense was $202,105 and $237,608, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

F - 11

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2017	Year ended March 31, 2016
Product warranty liability:
Opening balance	$5,695	$5,421
Accruals for product warranties issued in the period	—	274
Adjustments to liabilities for pre-existing warranties	(362)	—
Ending liability	$5,333	$5,695

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,333 and $5,695 as of March 31, 2017 and March 31, 2016, respectively.

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

At each of March 31, 2017 and 2016, the Company had 19,995,969, shares of common stock issued and outstanding. At March 31, 2017 and 2016, the Company did not have any warrants outstanding, but had 1,357,500 and 1,507,500 options outstanding, respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2017 and 2016 respectively, it would have excluded all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all options.

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

New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASC 606). The standard, as subsequently amended, is intended to clarify the principles for recognizing revenue for U.S. GAAP by creating a new Topic 606, “Revenue from Contracts with Customers”. This guidance supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”, and supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the accounting standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The amendments should be applied by either (1) retrospectively to each prior reporting period presented; or (2) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The new guidance is effective for fiscal years beginning after December 15, 2017, which, for the Company, means the fiscal year beginning April 1, 2018. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

F - 13

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements, however, we do not expect the adoption will have a material increase in the assets and liabilities of our consolidated balance sheet.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

F - 14

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

The Company has measured its 21.51% ownership in GlamSmile Asia Ltd. at historical cost. As of March 31, 2017, the investment in GlamSmile Asia was fair valued using the income approach and no impairment indicators have been identified.

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
$1,470,776

For the year ended March 31, 2017, the Company recorded equity income of $338,035 (2016 – equity income of $265,397) in “Equity income from investments ” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

F - 15

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	March 31, 2017	March 31, 2016
Revenues	$6,762,689	$6,838,131
Gross profit	6,087,709	6,038,504
Income (loss) from operations	1,860,798	1,582,662
Net income	$1,571,525	$1,233,832

CONDOR TECHNOLOGIES

Effective March 31, 2013, the Company acquired 6.12% of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("Condor Technologies NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment, an unrecognized profit of $399,188 (2016 – loss of $27,724) has been recorded in accumulated other comprehensive income due to fair value per share at March 31, 2017, being $17.07 (€ 16,00) per share. Future unrealized gains and losses on the investment in Condor Technologies will also be recognized in other comprehensive income until realized.

Per ASC-320-10-25-1, investments in debt and equity securities that have readily determinable fair values and are not classified as trading or held-to-maturity securities, are classified as available-for-sale securities.

MFI NV has been founded to market an advance in dental technology which has the potential to replace the process of making mechanical impressions of teeth and bite structures with a digital/optical scan. During November 2016, the name of the Company MFI NV was changed and renamed to Condor Technologies NV.

4.   CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2017 five customers accounted for a total of 77.59% of the Company’s trade accounts receivable and one of those customers accounted for 54.54% of total accounts receivable.   At March 31, 2016 five customers accounted for a total of 55.93% of the Company’s trade accounts receivable and one of those customers accounted for 33.36% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. As at March 31, 2017, the Company had five suppliers who accounted for 58.36% of unpaid accounts payable and one of those customers accounted for 44.24% of total unpaid accounts payable.

As at March 31, 2016, the Company had five suppliers who accounted for 35.63% of unpaid accounts payable.

Revenues — For the year ended March 31, 2017 the Company had five customers that accounted for 62.60% of total revenues. For the year ended March 31, 2016 the Company had five customers that accounted for 73.21% of total revenues.

F - 16

5.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2017	March 31, 2016
Accounts receivable, gross	$1,107,572	$1,063,740
Less: allowance for doubtful accounts	(164,321)	(85,938)
Accounts receivable, net	$943,251	$977,802

6.   INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2017	March 31, 2016
Raw materials	$12,254	$12,365
Components	132,741	144,278
Finished goods	544,813	606,946
	689,808	763,589
Less: reserve for obsolescence	(579,404)	(352,841)
Net inventory	$110,404	$410,748

7.   PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2017	March 31, 2016
Prepaid materials and components	$13,023	$140,097
Prepaid consulting	44,842	42,203
VAT payments in excess of VAT receipts	15,354	7,951
Prepaid rent	3,266	26,927
Other	7,654	8,372
	$84,139	$225,550

8.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2017	March 31, 2016
Furniture and Fixtures	$472,530	$468,211
Machinery and Equipment	2,104,720	2,071,435
	2,577,250	2,539,646
Accumulated depreciation	(2,302,893)	(2,128,702)
Property & equipment, net	$274,357	$410,944

F - 17

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

Final settlement agreements were re-negotiated with EM and Asia Best Healthcare Co, Ltd. During January 2017. The company agreed to pay a total amount of $500,000 to EM as final settlement and simultaneously agreed to pay a total amount of $500,000 to Asia Best Healthcare co., Ltd as final settlement of the loan agreement. Both payments were executed on March 6, 2017 as final settlement.

10.   DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2017 and 2016 respectively, the Company incurred $234,615 and $151,281 respectively as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

11.   ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2017	March 31, 2016
Accrued employee benefit taxes and payroll	$126,767	$264,803
Accrued travel	5,333	5,695
Accrued audit and tax preparation fees	38,960	18,940
Reserve for warranty costs	5,333	5,695
Accrued consulting fees	120,000	5,000
Tax reserve	—	23,070
VAT to be paid	5,009	1,261
Other accrued expenses	139,848	23,393
	$441,250	$347,857

F - 18

12.   INCOME TAXES

The domestic and foreign (“Belgium”, “German”, “Italian”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2017	March 31, 2016
Domestic	$893,927	$(136,872)
Foreign	(70,581)	336,599
	$823,346	$199,727

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2017	March 31, 2016
Domestic — Net operating loss carryforward	$7,675,878	$7,988,752
Foreign — Net operating loss carryforward	118,585	93,882
Total	7,794,463	8,082,634
Valuation allowance	(7,794,463)	(8,082,634)
Net deferred tax assets	$-	$—

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

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2016 and March 31, 2015 are as follows:

	March 31, 2017	March 31, 2016
Domestic
Pre tax income (loss)	$893,927	$(136,872)
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	312,874	(47,905)
Valuation allowance	(312,874)	47,905
Net domestic income tax (benefit)	-	—
Foreign
Pre tax income (loss)	(70,581)	336,599
Statutory tax rate	35%	35%
Tax expense (benefit) based upon statutory rate	(24,703)	117,810
Permanent differences	24,703	(117,810)
	-	—
Net foreign income tax expense	(3,998)	22,065
Total Income tax	$(3,998)	$22,065

F - 19

13.   EQUITY COMPENSATION PLANS

As of March 31, 2017, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2017 and March 31, 2016 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan		Other
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2016	357,500	$0.96	1,000,000	$1.21	150,000	$0.97
Options expired	0		—		(150,000)
Options outstanding and exercisable March 31, 2017	357,500	$0.50	1,000,000	$1.21	0	$0.97
Exercise price range	$0.50		$1.21		$1.75
Weighted average remaining life	1.00 years		1.12 years		0.00 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,357,500	$1.17	605,000
Equity Compensation Plans not approved by security holders	0	$0.97	NA
Total	1,357,500	$1.10	605,000

For the years ended March 31, 2017 and March 31, 2016 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.

F - 20

14.   SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., and Biotech Dental Benelux N.V. in the year ended March 31, 2017 and the year ended March 31, 2016. Our operations are primarily in Europe and Asia and 88% of our sales for the fiscal year ended March 31, 2017 and 100% of our sales for the fiscal year ended March 31, 2016 were generated from customers outside of the United States.

15.   COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,506 per month at March 31, 2017).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,104 per month at March 31, 2017).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2017:

March 31, 2018	109,151
March 31, 2019	109,151
March 31, 2020	109,151
March 31, 2021	88,822
March 31, 2022	8,244
Total:	$424,519

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2017		March 31, 2016
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	147,106	$147,106	$94,434	$94,434
Accounts receivable	2	943,251	$943,251	$977,802	$977,802
Long Term investment and advance - GlamSmile Dental Technology Asia	2	1,970,245	$1,970,245	$1,632,210	$1,632,210
Long term investments and advances MFI	1	1,200,292	$1,200,292	$801,104	$801,104

Deferred revenue	2	72,235	$72,235	$73,431	$73,431
Accounts payable	2	1,038,686	$1,038,686	$789,270	$789,270
Accrued liabilities	2	441,250	$441,250	$347,857	$347,857

F - 21

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2017 or March 31, 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 2):

	Year ended March 31, 2017	Year ended March 31, 2016
Long term investments and advances:
Beginning balance	$1,632,210	$1,366,813
Gains (losses) included in net loss	338,035	265,397
Transfers in (out of level 3)	—	—

Ending balance	$1,970,245	$1,632,210

F - 22