Form 10-Q
period 2017-06-30
REMEDENT, INC.
filed 2017-08-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of common shares of registrant’s stock outstanding as of August 14, 2017 was 19,995,969.

1

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$67,166	$147,106
Accounts receivable, net of allowance for doubtful accounts of $175,722 at June 30, 2017 and $164,321 at March 31, 2017	948,817	943,251
Inventories, net	116,367	110,404
Prepaid expense	107,683	84,139
Total current assets	1,240,033	1,284,900

PROPERTY AND EQUIPMENT, NET	238,952	274,357
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,034,893	1,970,245
Investment in Condor Technology (Note 3)	1,200,292	1,200,292
Total assets	$4,714,170	$4,729,794
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,063,034	$1,038,686
Accrued liabilities	361,760	441,250
Deferred revenue	49,268	72,235
Total current liabilities	1,474,062	1,552,171

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2017 and March 31, 2017 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2017 and March 31, 2017 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(19,907,301)	(19,969,732)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,119,820)	(1,114,234)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	3,165,194	3,108,349
Non-controlling interest	74,914	69,274
Total stockholders’ equity	3,240,108	3,177,623
Total liabilities and equity	$4,714,170	$4,729,794

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2017	2016

Net sales	$791,339	$615,949
Cost of sales	333,172	190,331
Gross profit	458,167	425,618
Operating Expenses
Research and development	1,639	7,691
Sales and marketing	239,148	155,184
General and administrative	185,507	218,920
Depreciation and amortization	24,644	40,588
TOTAL OPERATING EXPENSES	450,938	422,383
INCOME (LOSS) FROM OPERATIONS	7,229	3,235
OTHER INCOME (EXPENSES)
Equity income from investments	64,648	95,336
Interest expense	(1,884)	(15,749)
Interest /other income	—	710
Other (expenses)	(1,924)	(787)
TOTAL OTHER INCOME (EXPENSES)	60,840	79,510

NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	$68,069	$82,745
Income tax - recovery	—	2,440
NET INCOME BEFORE NON-CONTROLLING INTEREST	68,069	85,185
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(5,638)	16,230
NET INCOME ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	$62,431	$101,415

(LOSS) INCOME PER SHARE
Basic	$0.00	$0.01
Fully diluted	$0.00	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended June 30,
	2017	2016

NET INCOME	$62,431	$101,415

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	(5,587)	(22,712)

COMPREHENSIVE INCOME (LOSS)	$56,844	$78,703

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,069	$85,185
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	24,644	40,588
Inventory reserve	40,198	(9,077)
Allowance for doubtful accounts	11,401	(2,211)
Changes in operating assets and liabilities:
Equity investment	(64,648)	(95,336)
Accounts receivable	(5,566)	45,970
Inventories	(5,963)	9,668
Prepaid expenses	(23,544)	23,719
Accounts payable	24,349	73,087
Accrued liabilities	(79,490)	(117,907)
Deferred revenue	(22,967)	(26,280)
Net cash used by operating activities	(33,517)	27,406
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(610)	(20,736)
Net cash used by investing activities	(610)	(20,736)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by capital lease note payable	—	12,466
Net cash provided by financing activities	—	12,466
NET INCREASE (DECREASE) IN CASH	(34,127)	19,136
Effect of exchange rate changes on cash and cash equivalents	(45,813)	(6,413)
CASH AND CASH EQUIVALENTS, BEGINNING	147,106	94,434
CASH AND CASH EQUIVALENTS, ENDING	$67,166	$107,157
Supplemental Information:
Interest paid	$1,884	$3,283
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2017 and March 31, 2016, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of June 30, 2017 the Company had a working capital deficit of $234,031, and an accumulated deficit of $19,907,301. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on June 29, 2017 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2017.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2017, except as may be indicated below:

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ended March 31, 2018. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2017, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Three months ended June 30, 2017	Year ended March 31, 2017
Product warranty liability:
Opening balance	$5,333	$5,695
Accruals for product warranties issued in the period	—	—
Adjustments to liabilities for pre-existing warranties	370	(362)
Ending liability	$5,703	$5,333

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,703 and $5,333 as of June 30, 2017 and March 31, 2017, respectively.

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

At each of June 30, 2017 and March 31, 2017, the Company had 19,995,969, shares of common stock issued and outstanding.  The Company did not have any warrants outstanding but had 1,357,500 options outstanding as at June 30, 2017 and March 31, 2017 respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three month period ended June 30, 2017 and the three month period ended June 30, 2016 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month periods ended June 30, 2017 and June 30, 2016 were less than the exercise price of all options.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on ‘Available For Sale (AFS)’ securities. During the three months ended June 30, 2017 and 2016 the Company did not record any unrealized gains or losses on AFS securities.6

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $(5,587) and $(22,712) for the three months ended June 30, 2017 and 2016, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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
$1,470,776

For the three month periods ended June 30, 2017 and June 30, 2016 the Company recorded equity income of $64,648 and $95,336 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

	Three months	Three months
	ended	ended
Operating data:	June 30, 2017	June 30, 2016
Revenues	$1,526,768	$1,894,238
Gross profit	1,352,155	1,699,554
Income (loss) from operations	381,796	587,948
Net income	$300,550	$443,217

CONDOR TECHNOLOGIES (formerly Medical Franchises & Investments”)

Effective March 31, 2013, the Company acquired 6.12 % of the issued and outstanding shares of Condor Technologies NV, a Belgium corporation ("Condor") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of Condor has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment future unrealized gains and losses on the investment in Condor will also be recognized in other comprehensive income until realized.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At June 30, 2017, five customers accounted for 73.94% of the Company’s trade accounts receivables, and one customer accounted for 57.23%.   At March 31, 2017 five customers accounted for a total of 77.59% of the Company’s trade accounts receivable and one of those customers accounted for 54.54% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the three months ended June 30, 2017 the Company had five suppliers who accounted for 66.79% of gross purchases. At March 31, 2017 the Company had five suppliers who accounted for 58.36% of gross purchases.

Revenues — For the three months ended June 30, 2017 the Company had five customers that accounted for 51.20% of total revenues and one of those customers accounted for 31.91% of total revenues. For the three months ended June 30, 2016 the Company had five customers that accounted for 72.18% of total revenues and one of those customers accounted for 46.21% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	June 30, 2017	March 31, 2017
Accounts receivable, gross	$1,124,539	$1,107,572
Less: allowance for doubtful accounts	(175,722)	(164,321)
Accounts receivable, net	$948,817	$943,251

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2017	March 31, 2017
Raw materials	$16,190	$12,254
Components	137,998	132,741
Finished goods	581,781	544,813
	735,969	689,808
Less: reserve for obsolescence	(619,602)	(579,404)
Net inventory	$116,367	$110,404

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2017	March 31, 2017
Prepaid materials and components	$39,832	$13,023
VAT payments in excess of VAT receipts	5,705	44,842
Prepaid consulting	47,953	15,354
Prepaid rent	4,234	3,266
Other	9,959	7,654
	$107,683	$84,139

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2017	March 31, 2017
Furniture and Fixtures	$473,140	$472,530
Machinery and Equipment	2,104,720	2,104,720
	2,577,860	2,577,250
Accumulated depreciation	(2,338,908)	(2,302,893)
Property & equipment, net	$238,952	$274,357

9.	LONG TERM DEBT

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2017 and 2016 respectively, the Company incurred $40,216 and $35,867 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

11.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2017	March 31, 2017
Accrued employee benefit taxes and payroll	$117,871	$126,767
Accrued travel	5,703	5,333
Accrued audit and tax preparation fees	27,640	38,960
Reserve for warranty costs	5,703	5,333
Accrued VAT	2,105	120,000
Accrued consulting fees	120,000	5,009
Other accrued expenses	82,738	139,848
	$361,760	$441,250

12.	EQUITY COMPENSATION PLANS

As of June 30, 2017, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of June 30, 2017 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding and exercisable March 31, 2017 and June 30, 2017	357,500	0.50	1,000,000	1.21
Exercise price range	$0.50 - $2.46		$1.21
Weighted average remaining life	0.75 years		0.87 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	1,357,500	$1.17	605,000
Total	1,357,500	$1.10	605,000

For the three month periods ended June 30, 2017 and June 30, 2016 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled in the three month periods ended June 30, 2017 and June 30, 2016.

13.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 69% of our sales for the three months ended June 30, 2017 and 100% of our sales for the three months ended June 30, 2016 were generated from customers outside of the United States.

14.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,515 per month at June 30, 2017).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,105 per month at June 30, 2017).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at June 30, 2017:

March 31, 2018	$87,543
March 31, 2019	116,724
March 31, 2020	116,724
March 31, 2021	94,984
March 31, 2022	8,816

Total:	$$424,791

15.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		June 30, 2017		March 31, 2017
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$67,166	$67,166	$147,106	$147,106
Accounts receivable	2	$948,817	$948,817	$943,251	$943,251
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$2,034,893	$2,034,893	$1,970,245	$1,970,245
Investment in Condor Technology	1	$1,200,292	$1,200,292	$1,200,292	$1,200,292
Deferred revenue	2	$49,268	$49,268	$72,235	$72,235
Accounts payable	2	$1,063,034	$1,063,034	$1,038,686	$1,038,686
Accrued liabilities	2	$361,760	$361,760	$441,250	$441,250

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three month period ended June 30, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three month period ended June 30, 2017	Three month period ended June 30, 2016
Long term investments and advances:
Beginning balance	$1,970,245	$1,632,210
Gains (losses) included in net loss	64,648	95,336
Transfers in (out of level 3)	—	—

Ending balance	$2,034,893	$1,727,546

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2017 and June 30, 2016. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2017 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2017	2016
	(unaudited)
NET SALES	100.00%	100.00%
COST OF SALES	42.10%	30.90%
GROSS PROFIT	57.90%	69.10%
OPERATING EXPENSES
Research and development	0.21%	1.25%
Sales and marketing	30.22%	25.19%
General and administrative	23.44%	35.54%
Depreciation and amortization	3.11%	6.59%
TOTAL OPERATING EXPENSES	56.98%	68.57%
INCOME (LOSS) FROM OPERATIONS	0.92%	0.53%
Other income	7.68%	12.91%
NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	8.60%	13.43%
Income (expense)	0.00%	0.40%
NET INCOME BEFORE NON-CONTROLLING INTEREST	8.60%	13.83%
NON-CONTROLLING INTEREST	0.71%	(2.63)%
NET INCOME	7.89%	16.46%

Net Sales

Net sales increased by approximately 28.5% to $791,339 for the three months ended June 30, 2017 as compared to $615,949 for the three months ended June 30, 2016.  The increase in sales is primarily due to our recent launch of our Condor 3D Scanner in the North American market. The sales of our 3D scanner in named market represents 30.88% of the total sales for the quarter ended June 30, 2017 as compared to nil for the quarter ended June 30, 2016, as not yet distributed in the American market.

Cost of Sales

Cost of sales increased approximately 75% to $333,172 for the three months ended June 30, 2017 as compared to $190,331 for the three months ended June 30, 2016.  The increase in cost of sales is primarily due to the increased sales and launch of our Condor 3D Scanner for the American market. As not yet distributed at the quarter ended June 30, 2016, the impact was nil compared to the increased sales for the Condor 3D scanner at the quarter ended June 30, 2017 and its related cost of goods.

Gross Profit

Our gross profit increased by $32,549 or 7.6% to $458,167 for the three months ended June 30, 2017 as compared to $425,618 for the three months ended June 30, 2016. Our gross profit as a percentage of sales decreased to 58% in the three months ended June 30, 2017 as compared to 69.10% for the three months ended June 30, 2016. Our gross profit has decreased because of our initial launch of our Condor 3D Scanner on the American market and pressure on our veneer business, known for its higher margins.

Operating Expenses

Research and Development.  Our research and development expenses decreased by $6,052 to $1,639 for the three months ended June 30, 2017 as compared to $7,691 for the three months ended June 30, 2016, a decrease of 78.7%. Our research and development costs have decreased primarily because of the finalization of our Software program the “Smile Me Mirror”.

Sales and marketing costs. Our sales and marketing costs for the three months ended June 30, 2017 and 2016 were $239,148 and $155,184 respectively, representing an increase of $83,964 or 54.1%.  The increase is largely due to the increase in our sales force to enlarge our effort in gaining market share and the increased attendance in certain shows.

General and administrative costs. Our general and administrative costs for the three months ended June 30, 2017 and 2016 were $185,507 and $218,920 respectively, representing a decrease of $33,413 or 15.3%.  The decrease in general and administrative costs is largely due to increased synergy between internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization decreased $15,944 or 39.3% to $24,644 for the three months ended June 30, 2017 as compared to $40,588 for the three months ended June 30, 2016.

Other income (expense).   Our other income was $60,840 for the three months ended June 30, 2017 as compared to $79,510 for the three months ended June 30, 2016, a decrease of $18,670, a decrease of 17.7%. The decrease in other income was primarily as a result of decreased equity income. During the quarter ended June 30, 2017 we earned equity income from our investment in GlamSmile Dental Technology Ltd., of $64,648 versus $95,336 for the quarter ended June 30, 2016.

Internal and External Sources of Liquidity

As of June 30, 2017, we had current assets of $1,240,033 compared to $1,284,900 at March 31, 2017. This decrease of $44,867 was primarily due to a decrease in cash of $79,940 offset by an increase in accounts receivable of $5,566, an increase in inventory of $5,963 and an increase in prepaid expense of $23,544.

As of June 30, 2017, we had cash and cash equivalents of $67,166. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at June 30, 2017 reflects cash and cash equivalents of $67,166 as compared to $147,106 as of March 31, 2017, a decrease of $79,940.

Operations

Net cash provided by (used by) operations was $(33,517) for the three months ended June 30, 2017 as compared to net cash provided by operations of $27,406 for the three months ended June 30, 2016. The decrease in net cash provided by operations for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is primarily as a result of net cash provided by income inclusive of non-cash adjustments totaling $29,827, offset by changes in operating assets and liabilities of $(90,750).

Investing activities

Net cash used in investing activities totaled $610 for the three months ended June 30, 2017 as compared to net cash used in investing activities of $20,736 for the three months ended June 30, 2016. Cash used in the three months ended June 30, 2017 and 2016 was mainly for additional equipment.

Financing activities

Net cash provided by financing activities totaled $Nil for the three months ended June 30, 2017, as compared to $12,466 for the three months ended June 30, 2016.

During the three months ended June 30, 2017 and June 30, 2016, we recognized a (decrease) in cash and cash equivalents of $(45,813) and $(6,413), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2017 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: August 14, 2017	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Office (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

