Form 10-Q
period 2017-09-30
REMEDENT, INC.
filed 2017-11-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging grorth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                No ☒

The number of common shares of registrant’s stock outstanding as of November 14, 2017 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$88,814	$147,106
Accounts receivable, net of allowance for doubtful accounts of $181,176 at September 30, 2017 and $164,321 at March 31, 2017	992,701	943,251
Inventories, net	122,016	110,404
Prepaid expense	189,449	84,139
Total current assets	1,392,980	1,284,900

PROPERTY AND EQUIPMENT, NET	224,488	274,357
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,147,373	1,970,245
Investment in Condor Technologies (formerly MFI) (Note 3)	1,200,292	1,200,292
Total assets	$4,965,133	$4,729,794
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,239,806	$1,038,686
Accrued liabilities	360,368	441,250
Deferred revenue	47,822	72,235
Total current liabilities	1,647,996	1,552,171

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at September 30, 2016 and March 31, 2017 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at September 30, 2017 and March 31, 2017 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(19,857,573)	(19,969,732)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(1,098,747)	(1,114,234)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	3,235,995	3,108,349
Non-controlling interest	81,142	69,274
Total stockholders’ equity	3,317,137	3,177,623
Total liabilities and equity	$4,965,133	$4,729,794

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2017	2016	2017	2016

Net sales	$678,694	$609,964	$1,470,033	$1,225,913
Cost of sales	197,700	206,495	530,872	396,826
Gross profit	480,994	403,469	939,161	829,087
Operating Expenses
Research and development	221	—	1,860	7,691
Sales and marketing	240,057	114,532	479,205	269,716
General and administrative	262,290	308,880	447,797	527,800
Depreciation and amortization	24,671	40,851	49,315	81,439
TOTAL OPERATING EXPENSES	527,239	464,263	978,177	886,646
(LOSS) INCOME FROM OPERATIONS	(46,245)	(60,794)	(39,016)	(57,559)
OTHER INCOME (EXPENSES)
Equity income from investments	112,480	115,827	177,128	211,163
Interest expense	(9,987)	(15,848)	(11,871)	(31,597)
Interest / Other income	—	27	—	737
Other deductions	(292)	(1,109)	(2,216)	(1,896)
TOTAL OTHER INCOME	102,201	98,897	163,041	178,407
NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	55,956	38,103	124,025	120,848
PROVISION FOR INCOME TAXES		—		2,440
INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	55,956	38,103	124,025	123,288
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	6,228	8,610	11,866	(7,620)

NET INCOME ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$49,728	$29,493	$112,159	$130,908

INCOME PER SHARE
Basic	$0.00	$0.00	$0.01	$0.01
Fully diluted	$0.00	$0.00	$0.01	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2017	2016	2017	2016
Net Income	$49,728	$29,493	$112,159	$130,908
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	21,073	2,911	15,486	(19,801)
COMPREHENSIVE INCOME	$70,801	$32,404	$127,645	$111,107

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,159	$130,908
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	49,315	81,439
Inventory reserve	59,429	(4,926)
Allowance for doubtful accounts	16,855	(1,200)
Equity investment	(177,128)	(211,163)
Changes in operating assets and liabilities:
Accounts receivable	(49,450)	28,548
Inventories	(11,612)	20,754
Prepaid expenses	(105,310)	31,797
Accounts payable	201,121	75,512
Accrued liabilities	(80,882)	(115,497)
Deferred revenue	(24,413)	(18,040)
Net cash used by operating activities	(9,916)	18,132
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(4,341)	(28,910)
Net cash used by investing activities	(4,341)	(28,910)
NET INCREASE (DECREASE) IN CASH	(14,257)	(10,778)
Effect of exchange rate changes on cash and cash equivalents	(44,035)	13,910
CASH AND CASH EQUIVALENTS, BEGINNING	147,106	94,434
CASH AND CASH EQUIVALENTS, ENDING	$88,814	$97,566
Supplemental Information:
Interest paid	$11,871	$6,528
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2017 and March 31, 2016, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of September 30, 2017 the Company had a working capital deficit of $255,017, and an accumulated deficit of $19,857,573. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on June 29, 2017 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at September 30, 2017.

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

Remedent N.V. owns 21.51 % of Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”). The subsidiaries of Glamsmile Dental include: Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% owned Guangzhou Dental Clinic Co., Ltd. and its 50% owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment).

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements and corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and six months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended March 31, 2018. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2017, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Six months ended September 30, 2017	Year ended March 31, 2017
Product warranty liability:
Opening balance	$5,333	$5,695
Accruals for product warranties issued in the period	547	—
Adjustments to liabilities for pre-existing warranties	—	(362)
Ending liability	$5,880	$5,333

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,880 and $5,333 as of September 30, 2017 and March 31, 2017, respectively.

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

At each of September 30, 2017 and March 31, 2017, the Company had 19,995,969, shares of common stock issued and outstanding.  At September 30, 2017 and March 31, 2017, the Company did not have any warrants outstanding but had 787,500 and 1,357,500 options outstanding respectively.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three and six month periods ended September 30, 2017 and September 30, 2016 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month and six month periods ended September 30, 2017 and September 30, 2016 were less than the exercise price of all options.

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

Comprehensive Income (Loss)

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $15,486 and $(19,801) for the six months ended September 30, 2017 and 2016, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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
$1,470,776

For the six month periods ended September 30, 2017 and September 30, 2016 the Company recorded equity income of $177,128 and $211,163 respectively as “Other income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	Six months ended September 30, 2017	Six months ended September 30, 2016
Revenues	$3,378,743	$3,670,360
Gross profit	2,952,336	3,238,212
Income (loss) from operations	1,038,782	3,293,110
Net income	$823,471	$981,696

CONDOR TECHNOLOGIES (formerly Medical Franchises & Investments ("MFI"))

Effective March 31, 2013, the Company acquired 6.12 % of the issued and outstanding shares of Condor Technologies NV, a Belgium corporation ("Condor") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of Condor has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment, an unrecognized profit of $399,188 (2016-loss of $27,724) has been recorded in accumulated other comprehensive income due to fair value per share at March 31, 2017, being $17.07 (€16,00) per share. Future unrealized gains and losses on the investment in Condor Technologies will also be recognized in other comprehensive income until realized.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At September 30, 2017, five customers accounted for 79.06% of the Company’s trade accounts receivables, and two customers accounted for 68.83%.  At September 30, 2016, five customers accounted for 67.35% of the Company’s trade accounts receivables, and two customers accounted for 51.72%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the six months ended September 30, 2017 the Company had five suppliers who accounted for 61.28% of accounts payable. For the six months ended September 30, 2016 the Company had five suppliers who accounted for 21.55% of accounts payable.

Revenues —  For the six months ended September 30, 2017 the Company had five customers that accounted for 56.49% of total revenues. One of the five customers accounted for 33.27% of total revenues. For the six months ended September 30, 2016 the Company had five customers that accounted for 71.10% of total revenues. One of the five customers accounted for 44.92% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	September 30, 2017	March 31, 2017
Accounts receivable, gross	$1,173,877	$1,107,572
Less: allowance for doubtful accounts	(181,176)	(164,321)
Accounts receivable, net	$992,701	$943,251

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	September 30, 2017	March 31, 2017
Raw materials	$18,970	$12,254
Components	138,702	132,741
Finished goods	603,177	544,813
	760,849	689,808
Less: reserve for obsolescence	(638,833)	(579,404)
Net inventory	$122,016	$110,404

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	September 30, 2017	March 31, 2017
Prepaid materials and components	$161,330	$13,023
VAT payments in excess of VAT receipts	6.755	44,842
Prepaid consulting	925	15,354
Prepaid rent	4,420	3,266
Other	16,019	7.654
	$189,449	$84,139

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2017	March 31, 2017
Furniture and Fixtures	$476,871	$472,530
Machinery and Equipment	2,104,720	2,104,720
	2,581,591	2,577,250
Accumulated depreciation	(2,357,103)	(2,302,893)
Property & equipment, net	$224,488	$274,357

9.	LONG TERM DEBT

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the six month periods ended September 30, 2017 and 2016 respectively, the Company incurred $122,837 and $95,080 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

11.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2017	March 31, 2017
Accrued employee benefit taxes and payroll	$168,352	$126,767
Accrued travel	5,880	5,333
Accrued VAT	1,958	5,009
Accrued audit and tax preparation fees	6,204	38,960
Reserve for warranty costs	5,880	5,333
Accrued consulting fees	122,500	120,000
Other accrued expenses	49,594	139,848
	$360,368	$441,250

12.	EQUITY COMPENSATION PLANS

As of September 30, 2017, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of September 30, 2017 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2017	357,500	$0.96	1,000,000	$1.21
Options expired	—		(570,000)
Options outstanding and exercisable September 30, 2017	357,500	$0.50	430,000	$0.50
Exercise price range	$0.50		$0.50
Weighted average remaining life	1.47 years		1.47 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	787,500	$0.50	1,175,000
Total	787,500	$0.50	1,175,000

For the six month periods ended September 30, 2017 and September 30, 2016 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled in the six month periods ended September 30, 2017 and September 30, 2016.

13.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 79% of our sales for the six months ended September 30, 2017 and 100% of our sales for the six months ended September 30, 2016 were generated from customers outside of the United States.

14.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Ghent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,717 per month at September 30, 2017).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,140 per month at September 30, 2017).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at September 30, 2017:

March 31, 2018	60,173
March 31, 2019	120,347
March 31, 2020	120,347
March 31, 2021	97,932
Balance	9,090
Total:	$407,889

15.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		September 30, 2017		March 31, 2017
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$88,814	$88,814	$147,106	$147,106
Accounts receivable	2	$992,701	$992,701	$943,251	$943,251
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$2,147,373	$2,147,373	$1,970,245	$1,970,245
Long term investments and advances Condor	1	$1,200,292	$1,200,292	$1,200,292	$1,200,292
Deferred revenue	2	$47,822	$47,822	$72,235	$72,235
Accounts payable	2	$1,239,806	$1,239,806	$1,038,686	$1,038,686
Accrued liabilities	2	$360,368	$360,368	$441,250	$441,250

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the six month period ended September 30, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Six month period ended September 30, 2017
Long term investments and advances:
Beginning balance	$1,970,245
Gains (losses) included in net loss	177,128
Transfers in (out of level 3)	—

Ending balance	$2,147,373

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and six months ended September 30, 2017 and September 30, 2016. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2015 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2017	2016	2017	2016

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	29.13%	33.85%	36.11%	32.37%
GROSS PROFIT	70.87%	66.15%	63.89%	67.63%
OPERATING EXPENSES
Research and development	0.03%	0.00%	0.13%	0.63%
Sales and marketing	35.37%	18.78%	32.60%	22.00%
General and administrative	38.65%	50.64%	30.46%	43.05%
Depreciation and amortization	3.64%	6.70%	3.35%	6.64%
TOTAL OPERATING EXPENSES	77.68%	76.11%	66.54%	72.33%
INCOME (LOSS) FROM OPERATIONS	(6.81)%	(9.97)%	(2.65)%	(4.70)%
Other income	15.06%	16.21%	11.09%	14.55%
INCOME (LOSS) BEFORE INCOME TAXES	8.24%	6.25%	8.44%	9.86%
Income taxes	0.00%	0.00%	0.00%	0.20%
NET INCOME	8.24%	6.25%	8.44%	10.06%
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	0.92%	1.41%	0.81%	(0.62)%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	7.33%	4.84%	7.63%	10.68%

Net Sales

Net sales increased by approximately 11.27% to $678,694 for the three months ended September 30, 2017 as compared to $609,964 for the three months ended September 30, 2016.  The increase in sales is primarily due to our recent launch of our Condor 3D Scanner in the North American market.

Net sales increased by approximately 19.91% to $1,470,033 for the six months ended September 30, 2017 as compared to $1, 225,913 for the six months ended September 30, 2016.  Net sales increased in the six months ended September 30, 2017 for the same reason as the three month variance.

Cost of Sales

Cost of sales decreased approximately 4.26% to $197,700 for the three months ended September 30, 2017 as compared to $206,495 for the three months ended September 30, 2016. Cost of sales, as a percentage of net sales, has decreased to 29.13% in the quarter ended September 30, 2017 as compared to 33.85% in the quarter ended September 30 2016.

Cost of sales increased approximately 33.78% to $530,872 or the six months ended September 30, 2017 as compared to $396,826 for the six months ended September 30, 2016. Cost of sales increased mainly because of increased sales.

Gross Profit

Our gross profit increased by $77,525 or 19.21% to $480,994 for the three months ended September 30, 2017 as compared to $403,469 for the three months ended September 30, 2016. Our gross profit as a percentage of sales increased to 70.87% in the three months ended September 30, 2017 as compared to 66.15% for the three months ended September 30, 2016.

Our gross profit increased by $110,074 or 13.28%, to $939,161 for the six months ended September 30, 2017 as compared to $829,087 for the six months ended September 30, 2016 primarily because of our initial launch of our 3D Scanner on the American market and increased sales in general.

Operating Expenses

Research and Development.  Our research and development expenses increased to $221 for the three months ended September 30, 2017 as compared to zero for the three months ended September 30, 2016 an increase of 100.0%.

Our research and development costs decreased by $5,831 or 75.82% to $1,860 for the six months ended September 30, 2017 as compared to $7,691 for the six months ended September 30, 2016. Our research and development costs have decreased because of the finalization of our Software program the “Smile me Mirror”.

Sales and marketing costs. Our sales and marketing costs for the three months ended September 30, 2017 and 2016 were $240,057 and $114,532 respectively, representing an increase of $125,525 or 109.60%.  The increase is largely due to increasing our sales staff.

Our sales and marketing costs increased by $209.489 or 77.67% to $479,205 for the six months ended September 30, 2017 as compared to $269,716 for the six months ended September 30, 2016 because of hiring new people for our sales force.

General and administrative costs. Our general and administrative costs for the three months ended September 30, 2017 and 2016 were $262,290 and $308,880 respectively, representing a decrease of $46,590, or 15.08%. Our general and administrative costs for the six months ended September 30, 2017 and 2016 were $447,797 and $527,800 respectively, representing a decrease of $46,590 or 15.08%.  The decrease in general and administration costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization was $24,671 for the three months ended September 30, 2017 as compared to $40,851 for the three months ended September 30, 2016.   Our depreciation and amortization was $49,315 for the six months ended September 30, 2017 versus $81,439 for the six months ended September 30, 2016.  Our depreciation and amortization expense has decreased as a result of the life of our equipment.

Other income.   Our net other income was $102,201 for the three months ended September 30, 2017 as compared to $98,897 for the three months ended September 30, 2016, an increase in other income of $3,304.    The increase in other income was primarily because of decreased interest expense. Our net other income decreased by $15,366 to $163,041 for the six months ended September 30, 2017 as compared to $178,407 for the six months ended September 30, 2016, for the same reason as the three month variance.

Internal and External Sources of Liquidity

As of September 30, 2017, we had current assets of $1,392,980 compared to $1,284,900 at March 31, 2017. The increase of $108,080 was due to a decrease in cash of $58,292, offset by an incease in accounts receivable of $49,450, and increase in inventories of $11,612 and an increase in prepaid expenses of $105,310.

As of September 30, 2017, we had cash of $88,814. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

 Cash and Cash equivalents

Our balance sheet at September 30, 2017 reflects cash of $88,814 as compared to $147,106 as of March 31, 2017, a decrease of $58,292.

Operations

Net cash used by operations was $9,916 for the six months ended September 30, 2017 as compared to net cash provided by operations of $18,132 for the six months ended September 30, 2016. The increase of $28,048 in net cash used by operations for the six months ended September 30, 2017 as compared to the six months ended September 30, 2016 is primarily because of decreased income of $18,749, offset by the changes in operating assets and liabilities.

Investing activities

Net cash used in investing activities totaled $4,341 for the six months ended September 30, 2017 as compared to net cash used by investing activities of $28,910 for the six months ended September 30, 2016. Cash used in the six months ended September 30, 2017 and 2016 was primarily for investing in equipment.

Financing activities

During the six months ended September 30, 2017 and September 30, 2016, we recognized an increase/ (decrease) in cash and cash equivalents of ($44,035) and $13.910, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

           Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2017 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: November 14, 2017	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Philippe Van Acker
Name: Philippe Van Acker
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

