Form 10-Q
period 2017-12-31
REMEDENT, INC.
filed 2018-02-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

Yes ☒                                 No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company“ in Rule 12b-2 of the Exchange Act.  (Check one):

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

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of February 14, 2018 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$59,299	$147,106
Accounts receivable, net of allowance for doubtful accounts of $185,566 at December 31, 2017 and $164,321 at March 31, 2017	1,102,332	943,251
Inventories, net	125,094	110,404
Prepaid expense	358,100	84,139
Total current assets	1,644,825	1,284,900

PROPERTY AND EQUIPMENT, NET	198,135	274,357
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,220,700	1,970,245
Investment in MFI (Note 3)	1,200,292	1,200,292
Total assets	$5,263,952	$4,729,794
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	1,452,931	$1,038,686
Accrued liabilities	343,424	441,250
Deferred revenue	94,893	72,235
Total current liabilities	1,891,248	1,552,171

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at December 31, 2017 and March 31, 2017 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at December 31, 2017 and March 31, 2017 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(19,805,434)	(19,969,732)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(1,088,949)	(1,114,234)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	3,297,932	3,108,349
Non-controlling interest	74,772	69,274
Total stockholders’ equity	3,372,704	3,177,623
Total liabilities and equity	$5,263,952	$4,729,794

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2017	2016	2017	2016

Net sales	$745,103	$592,952	$2,215,136	$1,818,865
Cost of sales	203,729	165,086	734,601	561,912
Gross profit	541,374	427,866	1,480,535	1,256,953
Operating Expenses
Research and development	—	733	1,860	8,424
Sales and marketing	252,417	160,602	731,622	430,318
General and administrative	287,029	257,822	734,826	785,622
Depreciation and amortization	25,206	39,874	74,521	121,313
TOTAL OPERATING EXPENSES	564,652	459,031	1,542,829	1,345,677
(LOSS) INCOME FROM OPERATIONS	(23,278)	(31,165)	(62,294)	(88,724)
OTHER INCOME (EXPENSES)
Equity income from investments	73,327	133,267	250,455	344,430
Interest expense	(1,953)	(2,517)	(13,824)	(34,114)
Interest / Other income (expense)	76	2,790	(2,119)	3,527
Other deductions	(1,996)	(80)	(2,017)	(1,976)
TOTAL OTHER INCOME	69,454	133,460	232,495	311,867
NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	46,176	102,295	170,201	223,143
PROVISION FOR INCOME TAXES	(407)	1,558	(407)	3,998
INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	45,769	103,853	169,794	227,141
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	6,370	8,022	(5,496)	15,642

NET INCOME ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$52,139	$111,875	$164,298	$242,783

INCOME PER SHARE
Basic	$0.00	$0.00	$0.01	$0.01
Fully diluted	$0.00	$0.00	$0.01	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2017	2016	2017	2016
Net Income	$52,139	$111,875	$164,298	$242,783
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	9,800	(46,657)	25,286	(66,458)
COMPREHENSIVE INCOME	$61,939	$65,218	$189,584	$176,325

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$164,298	$242,783
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	74,521	121,313
Inventory reserve	65,352	(31,010)
Allowance for doubtful accounts	21,245	(7,553)
Equity investment	(250,455)	(344,430)
Changes in operating assets and liabilities:
Accounts receivable	(159,081)	53,516
Inventories	(14,690)	49,000
Prepaid expenses	(273,961)	49,197
Accounts payable	414,245	52,469
Accrued liabilities	(97,826)	(119,807)
Deferred revenue	22,658	(35,231)
Net cash used by operating activities	(33,694)	30,247
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(4,341)	(28,910)
Net cash used by investing activities	(4,341)	(28,910)
NET INCREASE (DECREASE) IN CASH	(38,035)	1,337
Effect of exchange rate changes on cash and cash equivalents	(49,772)	(9,407)
CASH AND CASH EQUIVALENTS, BEGINNING	147,106	94,434
CASH AND CASH EQUIVALENTS, ENDING	$59,299	$86,364
Supplemental Information:
Interest paid	$13,824	$9,046
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2017 and March 31, 2016, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of December 31, 2017 the Company had a working capital deficit of $246,423, and an accumulated deficit of $19,805,434. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on June 29, 2017 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at December 31, 2017.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for thethree and nine months ended December 31, 2017, are not necessarily indicative of the results that may be expected for the year ended March 31, 2017. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2017, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Nine months ended December 31, 2017	Year ended March 31, 2017
Product warranty liability:
Opening balance	$5,333	$5, 695
Accruals for product warranties issued in the period	690	—
Adjustments to liabilities for pre-existing warranties	—	(362)
Ending liability	$6,023	$5,333

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $6,023 and $5,333 as of December 31, 2017 and March 31, 2017, respectively.

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

At each of December 31, 2017 and March 31, 2017, the Company had 19,995,969, shares of common stock issued and outstanding.  At December 31, 2017 and March 31, 2017, the Company did not have any warrants outstanding but had 787,500 and 1,357,500 options outstanding respectively.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three and nine month periods ended December 31, 2017 and December 31, 2016 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month and nine month periods ended December 31, 2017 and December 31, 2016 were less than the exercise price of all options.

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

Comprehensive Income (Loss)

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains/(losses) of $25,285 and $(66,458) for the nine months ended December 31, 2017 and 2016, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements. However, we do not expect the adoption will have a material increase in the assets and liabilities of our consolidated balance sheet.

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
$1,470,776

For the nine month periods ended December 31, 2017 and December 31, 2016 the Company recorded equity income of $250,455 and $344,430 respectively as “Other income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	Nine months ended December 31, 2017	Nine months ended December 31, 2016
Revenues	$5,393,457	$5,561,925
Gross profit	4,620,453	5,055,836
Income (loss) from operations	1,327,759	3,973,737
Net income	$1,164,370	$1,601,254

CONDOR TECHNOLOGIES NV (formerly Medical Franchises & Investments (“MFI”)

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

MFI NV has been founded to market an advance in dental technology which has the potential to replace the process of making mechanical impressions of teeth and bite structures with a digital/optical scan. During November 2016, the name of the Company MFI NV was changed to Condor Technologies NV.

4.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At December 31, 2017, five customers accounted for 75.45% of the Company’s trade accounts receivables, and two customers accounted for 62.66%.  At December 31, 2016, five customers accounted for 78.51% of the Company’s trade accounts receivables, and two customers accounted for 60.10%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the nine months ended December 31, 2017 the Company had five suppliers who accounted for 57.49% of accounts payable. For the nine months ended December 31, 2016 the Company had five suppliers who accounted for 68.55% of accounts payable.

Revenues —  For the nine months ended December 31, 2017 the Company had five customers that accounted for 54.67% of total revenues. Two of the five customers accounted for 41.24% of total revenues. For the nine months ended December 31, 2016 the Company had five customers that accounted for 63.59% of total revenues. Two of the five customers accounted for 52.94% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	December 31, 2017	March 31, 2017
Accounts receivable, gross	$1,287,898	$1,107,572
Less: allowance for doubtful accounts	(185,566)	(164,321)
Accounts receivable, net	$1,102,332	$943,251

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31, 2017	March 31, 2017
Raw materials	$18,746	$12,254
Components	131,352	132,741
Finished goods	619,752	544,813
	769,850	689,808
Less: reserve for obsolescence	(644,756)	(579,404)
Net inventory	$125,094	$110,404

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	December 31, 2017	March 31, 2017
Prepaid materials and components	$343,747	$13,023
VAT payments in excess of VAT receipts	1,694	44,842
Prepaid consulting	948	15,354
Prepaid rent	4,739	3,266
Other	6,972	7,654
	$358,100	$84,139

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2017	March 31, 2017
Furniture and Fixtures	$476,936	$472,530
Machinery and Equipment	2,104,720	2,104,720
	2,581,656	2,577,250
Accumulated depreciation	(2,383,521)	(2,302,893)
Property & equipment, net	$198,135	$274,357

9.	LONG TERM DEBT

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the nine month periods ended December 31, 2017 and 2016 respectively, the Company incurred $165,500 and $129,096 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

11.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2017	March 31, 2017
Accrued employee benefit taxes and payroll	$133,580	$126,767
Accrued travel	6,023	5,333
Accrued audit and tax preparation fees	14,335	38,960
Accrued commission	29,770	—
Reserve for warranty costs	6,023	5,333
Accrued consulting fees	128,276	120,000
Tax reserve	175	—
VAT to be paid	16,822	5,009
Other accrued expenses	8,420	139,848
	$343,424	$441,250

12.	EQUITY COMPENSATION PLANS

As of December 31, 2017, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of December 31, 2017 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2017	357,500	$0.96	1,000,000	$1.21
Options expired	—		(570,000)
Options outstanding and exercisable December 31 , 2017	357,500	$0.50	430,000	$0.50
Exercise price range	$0.50		$0.50
Weighted average remaining life	1.22 years		1.22 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	787,000	$0.50	1,175,000

For the nine month periods ended December 31, 2017 and December 31, 2016 the Company recognized $Nil and $Nil in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the nine month periods ended December 31, 2017 and December 31, 2016.

13.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 82.5% of our sales for the nine months ended December 31, 2017 and 100% of our sales for the nine months ended December 31, 2016 were generated from customers outside of the United States.

14.	COMMITMENTS

 Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Ghent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,880 per month at December 31, 2017).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a nine year lease commencing July 1, 2012 at a base rent of €969 per month for the total location ($1,167 per month at December 31, 2017).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at December 31, 2017:

March 31, 2018	$30,816
March 31, 2019	123,264
March 31, 2020	123,264
March 31, 2021	100,306
Balance	9,310
Total:	$386,960

15.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		December 31, 2017		March 31, 2017
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$59,299	$59,299	$147,106	$147,106
Accounts receivable	2	$1,102,332	$1,102,332	$943,251	$943,251
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$2,220,700	$2,220,700	$1,970,245	$1,970,245
Long term investments and advances Condor	1	$1,200,292	$1,200,292	$1,200,292	$1,200,292
Deferred revenue	2	$94,893	$94,893	$72,235	$72,235
Accounts payable	2	$1,452,931	$1,452,931	$1,038,686	$1,038,686
Accrued liabilities	2	$343,424	$343,424	$441,250	$441,250

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the six month period ended December 31, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Nine month period ended December 31, 2017
Long term investments and advances:
Beginning balance	$1,970,245
Gains (losses) included in net loss	250,455
Transfers in (out of level 3)	—

Ending balance	$2,220,700

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and nine months ended December 31, 2017 and December 31, 2016. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2015 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2017	2016	2017	2016

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	27.34%	27.84%	33.16%	30.89%
GROSS PROFIT	72.66%	72.16%	66.84%	69.11%
OPERATING EXPENSES
Research and development	0.00%	0.12%	0.08%	0.46%
Sales and marketing	33.88%	27.09%	33.03%	23.66%
General and administrative	38.52%	43.48%	33.17%	43.19%
Depreciation and amortization	3.38%	6.72%	3.36%	6.67%
TOTAL OPERATING EXPENSES	75.78%	77.41%	69.65%	73.98%
INCOME (LOSS) FROM OPERATIONS	(3.12)%	(5.25)%	(2.81)%	(4.87)%
Other income	9.32%	22.51%	10.50%	17.15%
INCOME (LOSS) BEFORE INCOME TAXES	6.20%	17.26%	7.69%	12.28%
Income taxes	(0.05)%	0.26%	(0.02)%	0.22%
NET INCOME	6.15%	17.52%	7.67%	12.50%
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(0.85)%	1.35%	(0.25)%	0.86%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	7.00%	18.87%	7.42%	13.36%

Net Sales

Net sales increased by approximately 25.7% to $745,103 for the three months ended December 31, 2017 as compared to $592,952 for the three months ended December 31, 2016.  The increase in sales is primarily due to our recent launch of our Condor 3D Scanner in the North American market.

Net sales increased by approximately 21.8% to $2,215,136 for the nine months ended December 31, 2017 as compared to $1,818,865 for the nine months ended December 31, 2016.  Net sales increased in the nine months ended December 2017 31, 2017 for the same reason as the three month variance.

Cost of Sales

Cost of sales increased approximately 23.4% to $203,729 for the three months ended December 31, 2017 as compared to $165,086 for the three months ended December 31, 2016. Cost of sales, as a percentage of net sales, has decreased to 27.34% in the quarter ended December 31, 2017 as compared to 27.84% in the quarter ended December 31 2016.

Cost of sales increased approximately 30.7% to $734,601 for the nine months ended December 31, 2017 as compared to $561,912 for the nine months ended December 31, 2016. Cost of sales, as a percentage of net sales, has increased to 33.16% in the nine months ended December 31, 2017, as compared to 30.89% in the nine months ended December 31, 2016 mainly because of increased sales of our 3D Scanner.

Gross Profit

Our gross profit increased by $113,508 or 26.5% to $541,374 for the three months ended December 31, 2017 as compared to $427,866 for the three months ended December 31, 2016. Our gross profit as a percentage of sales increased to 72.66% in the three months ended December 31, 2017 as compared to 72.16% for the three months ended December 31, 2016 primarily because of increased sales in our implant division and of our 3D Scanner product.

Our gross profit increased by $223,582 or 17.8%, to $1,480,535 for the nine months ended December 31, 2017 as compared to $1,256,953 for the nine months ended December 31, 2016 primarily because of our launch of our 3D Scanner in the American market.

Operating Expenses

Research and Development.  Our research and development expenses decreased to $nil for the three months ended December 31, 2017 as compared to $733 for the three months ended December 31, 2016 a decrease of 100.0%. The decrease in our research and development costs was primarily because of the finalization of our Software program the ‘Smile Me Mirror’.

Our research and development costs decreased by $6,564 or 77% to $1,860 for the nine months ended December 31, 2017 as compared to $8,424 for the nine months ended December 31, 2016.

Sales and marketing costs. Our sales and marketing costs for the three months ended December 31, 2017 and 2016 were $252,417 and $160,602 respectively, representing an increase of $91,815 or 56.2%.

Our sales and marketing costs increased by $301,304 or 70% to $731,622 for the nine months ended December 31, 2017 as compared to $430,318 for the nine months ended December 31, 2016 because of hiring new people for our sales force and increased attendance at trade shows.

General and administrative costs. Our general and administrative costs for the three months ended December 31, 2017 and 2016 were $287,029 and $257,822 respectively, representing an increase of $29,207, or 11.3%. Our general and administrative costs for the nine months ended December 31, 2017 and 2016 were $734,826 and $785,622 respectively, representing a decrease of $50,796 or 6.5%.  The decrease in general and administration costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization was $25,206 for the three months ended December 31, 2017 as compared to $39,874 for the three months ended December 31, 2016.   Our depreciation and amortization was $74,521 for the nine months ended December 31, 2017 versus $121,313 for the nine months ended December 31, 2016.  Depreciation and amortization has decreased because of the age of our equipment.

Other income.   Our net other income was $69,454 for the three months ended December 31, 2017 as compared to $133,460 for the three months ended December 31, 2016, a decrease in other income of $64,006.    The decrease in other income was primarily because of decreased equity income from our investments. Our net other income decreased by $79,372 to $232,495 for the nine months ended December 31, 2017 as compared to $311,867 for the nine months ended December 31, 2016, for the same reason as the three month variance.

Internal and External Sources of Liquidity

As of December 31, 2017, we had current assets of $1,644,825 compared to $1,284,900 at March 31, 2017. The increase of $359,925 was due to an increase of accounts receivable of $159,081, increase in inventories of $14,690, increase in prepaid expenses of $273,961, and a decrease in cash of $87,807.

As of December 31, 2017, we had cash of $59,299. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

 Cash and Cash equivalents

Our balance sheet at December 31, 2017 reflects cash of $59,299 as compared to $147,106 as of March 31, 2017, a decrease of $87,087.

Operations

Net cash used by operations was $33,694 for the nine months ended December 31, 2017 as compared to net cash provided by operations of $30,247 for the nine months ended December 31, 2016. The increase of $63,941 in net cash used by operations for the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016 is primarily because of decreased income of $78,485.

Investing activities

Net cash used in investing activities totaled $4,341 for the nine months ended December 31, 2017 as compared to net cash used by investing activities of $28,910 for the nine months ended December 31, 2016. Cash used in the nine months ended December 31, 2017 and 2016 was primarily for investing in equipment.

Financing activities

During the nine months ended December 31, 2017 and December 31, 2016, we recognized a (decrease) in cash and cash equivalents of $(49,772) and $(9,407), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2017 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: February 14, 2018	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2018	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

