Form 10-K
period 2018-03-31
REMEDENT, INC.
filed 2018-07-13
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed third fiscal quarter, December 31, 2017, was approximately $4,998,992.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” and this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of July 13, 2018 was 19,995,969.

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

On January 1, 2017, the Company invested in the start-up of Newco Condor North America, LLC, a Nevada corporation. Condor North America, LLC. was founded to market, distribute and sell the Condor intra-oral 3D scanner for the Territory of North America and Canada.

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

River8

For an instant smile make-over in just one visit, in 2012 we developed an impressive spectrum of prefabricated, ready-to-use veneers branded as River8.

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

We have begun to market our products through our Smile Consultancy Concept and through the establishment of our GlamSmile Studios in Asia, with a primary focus on China, and Europe.   We currently have an ownership interest in the following Glamsmile Studios:

•	Beijing Glamsmile Studio . Through Glamsmile Asia and its subsidiaries we opened a GlamSmile clinic in Beijing, China, during the third calendar quarter of 2009. The Beijing GlamSmile clinic was the first dental spa to offer pain free cosmetic dentistry in Beijing.

•	Hong Kong Dental Spa . In April 2010, through GlamSmile Asia Ltd. we expanded our business to consumer model in the Asian market by opening a dental spa in Hong Kong.

•	Shanghai Studio . In February 2011, we opened the Shanghai Studio through GlamSmile Asia.

•	Wenzhou Studio . In February 2012, we opened the Wenzhou Studio through GlamSmile Asia.

•	Guangzhou Studio . In October 2013; we opened the Guangzhou Studio throught GlamSmile Asia; the third largest city in Mainland China, with a population of 13 million.

•	Wuhan Studio . In August 2014, we opened the Wuhan Studio through GlamSmile Asia.

•	We plan to open new studios by the end of the next fiscal year in the following cities: Shenzen, Chengdu and Hangzhou. We anticipate receiving required licenses to go ahead before the end of the fiscal year ending March 2019 which will increase our presence in Asia.

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

Cosmetic Dentistry Industry

The cosmetic dental industry has expanded into a multi-billion industry as a result of increased awareness of the importance of oral health, high aesthetics, improved dental treatments, and reduced patient discomfort.  An increasingly aging population and rising disposable income have also positively impacted the growth of cosmetic dentistry. Demand for dental products and services are forecasted to remain healthy due to growing incidences of cosmetic treatments and dental implants.  According to a  report published by Koncepts Analytics, the dental industry worldwide was estimated at about $18.8 billion in 2008, dominated by the US, Europe and Japan, which collectively accounted for more than 84% of the global revenue in 2007. The United States Dental Market was nearly $7.6 billion in 2007, projected to grow to almost $8 billion in 2008 and nearly $10 billion by 2013, representing a compound annual growth rate of 4.7%. In 2012 a new estimation was brought forward in a study announcing that the growth rate would rise to a yearly 6.8%, representing a market at the end of 2014 of nearly $20 billion. The American Academy of Cosmetic Dentistry estimates that Americans spend about $2.75 billion each year on cosmetic dentistry. The growth of this market is expected to be highest in the United States and EU where the generation of aging baby boomers can afford these quality but expensive dental procedures. Also expected to be a catalyst for the growth and popularity of cosmetic treatments and implants is the younger generation. Further, emerging technologies will reduce the overall turnaround time for dental procedures while improving efficiency of the dental practitioners. For example, introduction of CAD/CAM has reduced designing time and 3D imaging techniques have improved patient diagnosis and procedure planning. Changing consumer needs and a shift towards cosmetic dentistry will drive the market for high end dental solutions.

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

Locations

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a lease expiring December 31, 2020 at a base rent of €6,353 per month for the total location ($7,832 per month at March 31, 2018).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease expiring June 30, 2018 at a base rent of €969 per month for the total location ($1,195 per month at March 31, 2018).

Manufacturing

Prior to 2003, all of the manufacturing related to our dental products was conducted through third party manufacturers under our supervision thereby minimizing demands on capital resources.  Beginning in 2003, parts of the manufacturing and the majority of the final assembly of our products were brought in-house, thereby improving control over quality while significantly reducing costs.  These efforts were expanded significantly during the fiscal year ended March 31, 2006, in particular with regard to the expansion of in-house manufacturing capabilities for our gel products and foam strips. The Company manufactures products through outsourced manufacturing in Ghent, Belgium and China.

Research and Development

Our research and development expenses decreased $6,564 to $1,860 for the year ended March 31, 2018 as compared to $8,424 for the year ended March 31, 2017, a decrease of 77.9%.  Research and development expenses have decreased primarily because of our final phase in the development of our veneer matching software.

Intellectual Property

GlamSmile.   We have international trademark registration for GlamSmile in the United States until September 16, 2018 and in the European Union. We have also secured the domain name www.glamsmile.com as well as other related internet domains in our targeted markets. We are continuing our ongoing research and development efforts to improve and expand our current technology and to develop new dental products.   We intend to apply for patents when we believe it is in our interest to do so and as advised by patent counsel.  We rely and will continue to rely on trade secrets, know-how and other unpatented proprietary information in our business.  Certain of our key employees and consultants are required to enter into confidentiality and/or non-competition agreements to protect our confidential information.

Major Customers

At March 31, 2018 five customers accounted for a total of 78.12% of the Company’s trade accounts receivable and one of those customers accounted for 60.77% of total accounts receivable.   At March 31, 2017 five customers accounted for a total of 77.59% of the Company’s trade accounts receivable and one of those customers accounted for 54.54% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Competition

GlamSmile .  Our competition consists of alternative procedures that can be performed to achieve in part the results that would be achieved through a GlamSmile procedure, as well as competition from dentists not within the GlamSmile network who provide veneer procedures. With regard to alternative procedures, options available to the consumer include various whitening procedures, dental implants, dental bonding and dental caps. With the exception of whitening procedures, which for the most part cannot address many of the dental issues solved by GlamSmile veneers, the remaining alternatives all involve more cost, more patient discomfort and more time to complete. There are many dental practitioners that perform traditional veneer procedures. In most cases, traditional veneers will also be significantly more costly then GlamSmile veneers and require the dentist to remove more of the existing tooth material as well as requiring multiple patient visits to complete. That said, there will be existing practitioners that believe they can attain more customized results with the individual veneer approach as opposed to the GlamSmile tray approach and may be reluctant to offer our less costly procedure. To the best of our knowledge, GlamSmile will be “first to market” with respect to a direct to consumer advertising and promotion campaign for veneers anywhere which should enable us to capture market share in what we believe will be a rapidly growing market. Further, we have filed for patents on our proprietary tray delivery systems and have developed years of knowhow relating to treating patients with the multiple veneer approach. However, new technologies continue to be developed and new processes could be designed that would not violate our patents and result in similar solutions that could compete with GlamSmile products. Because we are uniquely positioned to have the ability to control the entire process from manufacturing to marketing to distribution, we believe it is feasible for us to have complete control and flexibility to maximize margins and respond aggressively to any competitive situation.

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

Fee Splitting and Arrangements with Health Professionals

Many states in the United States and countries worldwide have laws that prohibit business corporations like us from practicing medicine, employing dentists to practice medicine, exercising control over medical decisions by dentists, or engaging in certain arrangements, such as fee splitting, with dentists. In light of these restrictions, in certain markets where permissible we intend to operate by maintaining management contracts with dentist owned corporations or other business entities that employ or contract with dentists to provide the GlamSmile and other dental services. Under these arrangements we will perform under contract only nonmedical administrative services, will not offer medical services and will not exercise influence or control over the practice of medicine by the dentists employed by such business entities. In markets where fee splitting with a business corporation is prohibited, the fees that will be received by us will have been established on a basis that we believe complies with the applicable laws. However, regulatory authorities or other parties may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we could be subject to civil or criminal penalties, the contracts could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements.

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

Employees

We currently retain 8 full-time employees in Belgium, 3 full-time employees and a full-time consultant in the United States. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Financial and Accounting Officer.  We have no employment agreements with our Chief Executive Officer, Mr. Guy De Vreese.

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

Although we have earned a profit of $844,370 on revenue of $2,355,706 in fiscal 2017, a profit of $160,802 on revenue of $2,770,092 in fiscal 2016; a profit of $105,159 on revenue of $3,616,355 in fiscal 2015; a profit of $16,149,on revenue of $5,234,855 for the fiscal year ended March 31, 2004; a profit of $490,483 on revenue of $9,687,292 for the fiscal year ended March 31, 2012 , and a profit of $524,508 on revenue of $2,592,596 for the fiscal year ended March 31, 2014, we have a history of incurring substantial losses. Our losses were $54,591 on revenue of $2,699,855 for the fiscal year ended March 31, 2018, $981,936 on revenue of $2,937,276 for the fiscal year ended March 31, 2013; $1,547,175 on revenue of $12,581,708 for the fiscal year ended March 31, 2011 and $2,349,915 on revenue of $8,247,960 for the fiscal year ended March 31, 2010. We expect to continue to incur increasing cost of revenues, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there is no assurance that we will be able to achieve or sustain profitability.

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

Effective January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company. During the period ended December 31, 2012 a partial payment of $20,000 in interest has been made. Final settlement agreements were re-negotiated with EM and Asia Best Healthcare Co, Ltd. During January 2017 the Company agreed to pay a total amount of $500,000 to EM as final settlement and simultaneously agreed to pay a total amount of $500,000 to Asia Best Healthcare co., Ltd as final settlement of the loan agreement. Both payments were executed on March 6, 2017 as final settlement.

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

Currently our operations are primarily in Europe and Asia and for the fiscal years ended March 31, 2018 and March 31, 2017 82.11% and 87.61% respectively of our sales were generated form customers outside of the United States. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

Our quarterly sales and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control.  Factors that might cause quarterly fluctuations in our sales and operating results include, but are not limited by the following:

•	Variation in demand for our products, including variation due to seasonality;

•	Our ability to research, develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	Our ability to control costs;

•	The size, timing, rescheduling or cancellation of orders from distributors;

•	The introduction of new products by competitors;

•	Long sales cycles and fluctuations in sales cycles;

•	The availability and reliability of components used to manufacture our products;

•	Changes in our pricing policies or those of our suppliers and competitors, as well as increased price competition in general;

•	The risks and uncertainties associated with our international business;

•	Costs associated with any future acquisitions of technologies and businesses;

•	Developments concerning the protection of our proprietary rights; and

•	General global economic, political, international conflict, and acts of terrorism.

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

There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the Over-The-Counter Bulletin Board, our trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Over-the-Counter Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Over-the-Counter Bulletin Board stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect our underlying value. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a lease expiring December 31, 2020 at a base rent of €6,353 per month for the total location ($7,832 per month at March 31, 2018).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease expiring June 30, 2018 at a base rent of €969 per month for the total location ($1,195 per month at March 31, 2018).

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low

Quarter ended June 30, 2016	$0.18	$0.16
Quarter ended September 30, 2016	$0.21	$0.20
Quarter ended December 31, 2016	$0.20	$0.17
Quarter ended March 31, 2017	$0.30	$0.14
Quarter ended June 30, 2017	$0.40	$0.25
Quarter ended September 30, 2017	$0.30	$0.19
Quarter ended December 31, 2017	$0.33	$0.19
Quarter ended March 31, 2018	$0.34	$0.23

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of July 13, 2018, the number of stockholders of record was approximately 182, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2018, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders. These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2018 and March 31, 2017 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2017	357,500	$0.96	1,000,000	$1.21
Options expired	—		(570,000)
Options outstanding and exercisable March 31, 2018	357,500	$0.50	430,000	$0.50
Exercise price range	$0.50		$0.50
Weighted average remaining life	0.97 years		0.97 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	787,500	$0.50	1,175,000

For the years ended March 31, 2018 and March 31, 2017 the Company has not recognized any stock based compensation expense in the consolidated statement of operations. No stock options were granted in the years ended March 31, 2018 and March 31, 2017.

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

Overview

We design, develop, manufacture and distribute cosmetic dentistry products.  Leveraging our knowledge of regulatory requirements regarding dental products and management’s experience in the needs of the professional dental community, we have developed a line of professional veneers as well as a family of teeth whitening products for both professional and “Over-The-Counter” (“OTC”) use, that are distributed in Europe, Asia, Middle East and the United States.  We manufacture many of our products in Ghent, China and France. We distribute our products using both our own internal sales force and through the use of third party distributors.  We have established dealers in 20 countries encompassing, North America, Europe, Asia, Latin America, the Pacific Rim and the Middle East.

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

On January 16, 2014, the Company invested in the start-up capital of Biotech Dental Benelux N.V., a Belgium corporation in exchange for 50% of its Shares. Biotech Dental Benelux has been founded to market and sell dental implants for the Territory of Belgium, The Netherlands and Luxemburg. Our investment has enabled us to enlarge our product range and increase our sales in the current year ended March 31, 2018. 100% of Biotech Dental Benelux revenues are generated outside of the USA and are invoiced in Euros. In comparing our results in Euros, total sales increased by 1.20% to €360,489 for the fiscal year ended March 31, 2018, as compared to € 356,195 for the year ended March 31, 2017.

Financial Results and Trends

Revenue increased by approximately 14.6% to $2,699,855 in the year ended March 31, 2018 as compared to $2,355,706 in the year ended March 31, 2017.  The increase in sales is primarily because of the increased sales generated by our Condor US Division, representing an increase of $191,274 on top of increased sales in our GlamSmile Division, representing an increase of $87,168.

Our net income attributable to our stockholders was $0.00 for fiscal 2018 and $0.04 for fiscal 2017. During the year ended March 31, 2018 we recognized $274,892 in equity income from our Asian investment compared to $338,035 earned in the year ended March 31, 2017.

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

Business Combinations

On April 1, 2010, the Company adopted the new accounting guidance for business combinations according to FASB Codification ASC 805, Business Combinations. This guidance establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, goodwill, and any non-controlling interest in the acquiree, as well as disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Additionally, it provides guidance for identifying a business combination, measuring the acquisition date, and defining the measurement period for adjusting provisional amounts recorded. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $658,545 at March 31, 2018 and $579,404 at March 31, 2017.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2018 and March 31, 2017, advertising expense was $218,663 and $202,105 respectively.

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

In the event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2018	Year ended March 31, 2017
Product warranty liability:
Opening balance	$5,333	$5,695
Accruals for product warranties issued in the period	831	—
Adjustments to liabilities for pre-existing warranties	—	(362)
Ending liability	$6,164	$5,333

Based upon historical sales trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $6,164 and $5,333 as of March 31, 2018 and March 31, 2017, respectively.

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

At each of March 31, 2018 and 2017, the Company had 19,995,969, shares of common stock issued and outstanding.  At March 31, 2018 and 2017, the Company did not have any warrants outstanding, but had 787,500 and 1,357,500 options outstanding, respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2018 and 2017 respectively, it would have excluded all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all options.

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

The Company’s other comprehensive income for the year ended March 31, 2018 consisted of a foreign currency gain on a fair value adjustment on AFS security in the amount of $178,361 and a loss on foreign currency translation of $680. The Company’s other comprehensive income for the year ended March 31, 2017 consisted of a fair value adjustment on AFS security in the amount of $399,188 and a loss on foreign currency translation of $318,241.

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

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). On July 9, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU No. 2016-10, which clarifies the “identifying performance obligations and licensing implementations guidance” aspects of Topic 606. In May 2016, the FASB issued ASU No. 2016-11, which amends and or rescinds certain aspects of the Accounting Standards Codification (“ASC”) to reflect the requirements under Topic 606. Additionally, the FASB issued ASU No. 2016-12, which clarifies the criteria for assessing collectability, permits an entity to elect an accounting policy to exclude from the transaction price amounts collected from customers for all sales taxes, and provides a practical expedient that permits an entity to reflect the aggregate effect of all contract modifications that occur before the beginning of the earliest period presented in accordance with Topic 606. In December 2016, the FASB issued ASU No. 2016-20, which clarifies several additional aspects of Topic 606 including contract modifications and performance obligations. The Company will adopt these accounting standards on April 1, 2018. The Company has completed its analysis of revenue areas and determined that there will be immaterial impacts to our income on an ongoing basis. The Company will adopt the standard using a modified retrospective approach but does not anticipate any adjustment to retained earnings. Further, there will be no significant impact to the Company’s internal controls as a result of adoption. Prior periods will not be retrospectively adjusted.

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

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2018 and 2017

Comparative details of results of operations for the years ended March 31, 2018 and 2017 as a percentage of sales are as follows:

	2018	2017
NET SALES	100.00%	100.00%
COST OF SALES	34.00%	49.69%
GROSS PROFIT	66.00%	50.31%
OPERATING EXPENSES
Research and development	0.07%	0.36%
Sales and marketing	33.95%	27.36%
General and administrative	39.41%	61.43%
Depreciation and amortization	3.72%	6.57%
TOTAL OPERATING EXPENSES	77.14%	95.72%
INCOME (LOSS) FROM OPERATIONS	(11.14)%	(45.41)%
Other income (expense)	9.59%	80.36%
INCOME (LOSS) BEFORE INCOME TAXES & NON-CONTROLLING INTEREST	(1.55)%	34.95%
Income tax expense	(0.06)%	0.15%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(1.61)%	35.10%
NON-CONTROLLING INTEREST	(0.41)%	0.74%
NET INCOME	(2.02)%	35.84%

Net Sales

Net sales increased by approximately 14.4% to $2,695,899 in the year ended March 31, 2018 as compared to $2,355,706 in the year ended March 31, 2017. The increase in sales is primarily because of the increased sales generated by our Condor 3D scanner, representing an increase of $191,274 on top of increased sales in our GlamSmile Division, representing an increase of $87,168.

Cost of Sales

Cost of sales decreased approximately 21.8% to $917,366 in the year ended March 31, 2018 as compared to $1,170,544 in the year ended March 31, 2017. The decrease in cost of sales is primarily due to a non-recurring provision for obsolescence which represented an increase of $253,194 at March 31, 2017.

The cost of sales as a percentage of sales decreased to 33.98% for the year ended March 31, 2018 as compared to 59.69% for the year ended March 31, 2017 due to the non-recurring provision for obsolescence taken at March 31, 2017.

Gross Profit

Our gross profit increased by $596,778 to $1,781,940 for the fiscal year ended March 31, 2018 as compared to $1,185,162 for the year ended March 31, 2017 primarily because of the non- recurring obsolescence reserve which represented an increase of $253,194 at March 31, 2017. Our gross profit as a percentage of sales increased to 66.0% for the year ended March 31, 2018 as compared to 50.31% for the year ended March 31, 2017 due to the reasons as explained above.

Operating Expenses

Research and Development.  Our research and development expenses decreased $6,564 to $1,860 for the year ended March 31, 2018 as compared to $8,424 for the year ended March 31, 2017, because of the finalization of our Software program the ‘Smile Me Mirror’.

Sales and marketing costs.  Our sales and marketing costs increased $271,994 to $916,557 or 42.2% for the year ended March 31, 2018 as compared to $644,563 for the year ended March 31, 2017.  Costs increased because of our initial investments and start-up costs for our new division, Condor North America.

General and administrative costs.  Our general and administrative costs for the year ended March 31, 2018 and 2017 were $1,063,981 and $1,447,194 respectively, representing a decrease of $383,213 or 26.5%.  Our general and administrative costs have decreased because of an increased synergy between our internal divisions as a result of an ongoing internal reorganization.

Depreciation and amortization.  Our depreciation and amortization decreased $54,451 or 35.2%, to $100,306 for the year ended March 31, 2018 as compared to $154,757 for the year ended March 31, 2017. The decrease is primarily because our investments in equipment have declined relative to prior years.

Net interest expense.   Our net interest expense was $10,823 for the year ended March 31, 2018 as compared to $36,612 for the year ended March 31, 2017, a decrease of $25,789 or 70.4%. Interest expense has decreased primarily because of decreased debt.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2018 reflects cash and cash equivalents of $92,875 as compared to $147,106 as of March 31, 2017, a decrease of $54,231.  Net cash provided by operations was $1,648,633 less than the year ended March 31, 2017. Net cash provided by operations declined primarily because net income declined by $870,379 and although non-cash adjustments to income contributed $204,552 in positive cash flow to operations, total changes to operating assets and liabilities used cash of $140,756, resulting net operating cash flow of $20,327.

As of March 31, 2018, we increased our reserve for doubtful accounts from $164,321 for the year ended March 31, 2017 to $189,926 for the year ended March 31, 2018, an increase of $25,605. The increase of the reserve captures certain delays in receiving payments that could result in a possible non-recovery.

Investing Activities

Net cash (used by)/provided by investing activities was $(4,471) for the year ended March 31, 2018 as compared to net cash used by investing activities of ($37,604) for the year ended March 31, 2017. During the year ended March 31, 2018 we spent $4,471 on purchases of equipment. During the year ended March 31, 2017 we spent $37,604 on purchases of equipment and on the further development of our Smile Me Software.

Financing Activities

Net cash provided by/(used by) financing activities totaled $Nil for the year ended March 31, 2018 as compared to $(1,000,000) for the year ended March 31, 2017. The net change in cash used by financing activities was as a result of repayment of amounts due to Excelsior in the year ended March 31, 2017.

During the years ended March 31, 2018 and March 31, 2017, we recognized a (decrease) in cash and cash equivalents of $(70,087) and $(578,684), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2018, we had current assets of $1,670,622 compared to $1,284,900 at March 31, 2017. This increase of $385,722 was due to a decrease in cash of $54,231 offset by an increase in accounts receivable of $214,173, an increase in inventories of $12,708, and an increase in prepaid expenses of $213,072.

Current liabilities at March 31, 2018 of $2,126,259 were $574,088 greater than current liabilities as at March 31, 2017 of $1,552,171.  The increase was primarily a result of an increase in accounts payable of $530,382, an increase in deferred revenue of $9,640 and an increase in due to related parties of $51,778, offset by a decrease in accrued liabilities of $17,711.

Our cash and cash equivalents of $92,396 as of March 31, 2018 is not sufficient to support our operations through our current fiscal year and we may need additional financing. During the year ended March 31, 2018, we have been able to generate cash flows sufficient to support our operations. The continuation of the Company is dependent upon the Company’s ability to continue to generate profitable operations. We may remain dependent on outside sources of funding until our results of operations provide consistent positive cash flows.

We have supported current operations by raising additional operating cash through loans and strategic partnerships and through the sale of non-core divisions of our business. During the year ended March 31, 2014 we sold 7.9% of our investment in GlamSmile Asia for $3,000,000 and were fully paid by the end of March 31, 2018 in cash. Proceeds of the sale were used to repay our existing bank facility and repay our long-term debt.

At this time, we do not expect to purchase or sell any significant property or equipment over the next 12 months. The Company does not currently expect a significant change in the number of its employees over the next 12 months.

Off-Balance Sheet Arrangements

At March 31, 2018, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

As of March 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in COSO 2013 “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2018 based on the COSO criteria.

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

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person	Age	Position
Guy De Vreese	63	Chairman, Chief Executive Officer

Fred Kolsteeg	75	Director

Philippe Van Acker	53	Director, Chief Financial Officer and Chief Accounting Officer

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

Code of Ethics

We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. A copy of our Code of Ethics is available to any stockholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2018, were timely filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2018 and March 31, 2017, respectively:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)			Total ($) (j)

Guy De Vreese, CEO and Chairman	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$40,097	(1)		$40,097	(1)
	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$91,081	(1)		$91,081	(1)
	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$	nil	(1)	$	Nil	(1)

Philippe Van Acker,	2018	$170,191	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$170,191
Chief Accounting Officer, Director	2017	$143,534	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$143,534
	2016	$151,281	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-			$151,281

(1)	These amounts are consulting fees paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to the named executive officers concerning unexercised stock options held by them at March 31, 2018.  As of March 31, 2018, there were no outstanding stock awards and columns (g) through (j) have been omitted.

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

Our directors did not receive any compensation for board services during the fiscal year ended March 31, 2018.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 29, 2018.  The information in this table provides the ownership information for:

a.	each person known by us to be the beneficial owner of more than 5% of our common stock;

b.	each of our directors;

c.	each of our executive officers; and

d.	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares.  Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Common stock beneficially owned and percentage ownership is based on 19,995,969 shares outstanding as of July 13, 2018.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Guy De Vreese, CEO, Chairman (2)
Zuiderlaan 1-3, bx 8
9000 Ghent, Belgium	4,733,680	23.67%

Philippe Van Acker, Chief Financial Officer, Chief Accounting Officer, Director (3)
Zuiderlaan 1-3, bx 8
9000 Ghent, Belgium	100,000	0.5%

Fred Kolsteeg, Director (4)
Managelaantje 10
3062 CV Rotterdam
The Netherlands	295,000	1.48%

All Officers and Directors as a Group (3 persons)	5,128,680	25.65%

5% or Greater Stockholders

Sternberg Stuart	2,533,793	12.67%

*	Less than one percent

1.	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

2.	Guy De Vreese holds 3,254,426 shares in his own name, which such amount includes 100,000 shares of common stock underlying options which vested on September 17, 2007 and have an exercise price of $1.75 per share; 72,787 shares of common stock held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese; 6,467 shares of common stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese; and 1,400,000 shares of common stock held in the name of Lausha HK, a Hong Kong company controlled by Guy De Vreese.

3.	Includes 75,000 shares of common stock underlying options which vested on December 2005 and have an exercise price of $2.46 per share; 50,000 shares of common stock underlying options which have vested as of September 17, 2009 and have an exercise price of $1.75 per share; and 100,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

4.	Includes 200,000 shares of common stock underlying options which were fully vested on March 19, 2009 and have an exercise price of $0.50 per share.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Compensation

During the years ended March 31, 2018 and 2017 respectively, the Company incurred $210,288 and $234,615 in compensation expense for all directors and officers.

Advances

As at March 31, 2018 the Company owed $51,778 to a company owned by its CEO. The loan is non-interest bearing, unsecured, and payable upon demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees . The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2018 and the review of our quarterly reports for such year amounted to $30,524. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2017 and the review of our quarterly reports for such year, amounted to $30,718.

Audit Related Fees . For the years ended March 31, 2018 and March 31, 2017, we paid $7,000 and $6,500, respectively, to our auditors for other audit related fees.

Tax Fees. For the years ended March 31, 2018 and March 31, 2017, we paid $Nil and $Nil, respectively, to our auditor for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2018	2017
Audit Fees	$30,524	$30,718
Audit Related Fees	$7,000	$6,500
Tax Fees	$-	$-
All Other Fees	$-	$-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2018.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements .

Consolidated balance sheet as of March 31, 2018 and March 31, 2017, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 years period ended March 31, 2018.

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

REMEDENT, INC.

Dated: July 13, 2018	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer)

Dated: July 13, 2018	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 13, 2018	/s/ Guy De Vreese
Guy De Vreese, Chairman of the Board of Directors, and
Chief Executive Officer (“Principal Executive Officer”)

Dated: July 13, 2018	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: July 13, 2018	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (4)

10.3	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (5)

10.4	Distribution, License and Manufacturing Agreement dated as of January 20, 2012, (the “Effective Date”) by and among Remedent, Inc., a Nevada corporation (“Remedent Nevada”), Remedent N.V., a company incorporated under the laws of Belgium (“Remedent Belgium) and GlamSmile Dental Technology, Ltd., a company incorporated under the laws of the Cayman Islands (7)

10.5	Termination and License Agreement dated March 27, 2012 (7)

14.1	Code of Ethics, adopted March 25, 2003 (6)

21.1	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

*	Filed herewith

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(5)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(7)	Incorporated by reference from Form 10-KSB filed with the SEC on July 16, 2012.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Remedent, Inc. and its subsidiaries (the “Company”) as of March 31, 2018 and March 31, 2017 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for the years then ended.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2018 and March 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Vandelanotte Bedrijfsrevisoren CVBA

Statutory Auditors

Represented by

/s/ René Van Asbroeck
Registered Auditor

We have served as the Company’s auditor since 2014

Brussels - Belgium, July 13, 2018

F - 1

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,875	$147,106
Accounts receivable, net of allowance for doubtful accounts of $189,926 at March 31, 2018 and $164,321 at March 31, 2017	1,157,424	943,251
Inventories, net	123,112	110,404
Prepaid expense	297,211	84,139
Total current assets	1,670,622	1,284,900
PROPERTY AND EQUIPMENT, NET	143,682	274,357
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,245,137	1,970,245
Investment in Condor Technology (Note 3)	1,378,653	1,200,292
Total assets	$5,438,094	$4,729,794
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,569,067	$1,038,686
Accrued liabilities	423,539	441,250
Deferred revenue	81,875	72,235
Due to related parties	51,778	—
Total current liabilities	2,126,259	1,552,171

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2018 and March 31, 2017 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at March 31, 2018 and March 31, 2017 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,024,323)	(19,969,732)
Accumulated other comprehensive income (loss)	(936,553)	(1,114,234)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	3,231,439	3,108,349
Non-controlling interest	80,396	69,274
Total stockholders’ equity	3,311,835	3,177,623
Total liabilities and equity	$5,438,094	$4,729,794

COMMITMENTS (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2018	2017
Net sales	$2,699,855	$2,355,706
Cost of sales	917,915	1,170,544
Gross profit	1,781,940	1,185,162
Operating Expenses
Research and development	1,860	8,424
Sales and marketing	916,557	644,563
General and administrative	1,063,981	1,447,194
Depreciation and amortization	100,306	154,757
TOTAL OPERATING EXPENSES	2,082,704	2, 254,938
OPERATING INCOME (LOSS)	(300,764)	(1,069,776)
NON-OPERATING INCOME (EXPENSE)
Gain on write off of Excelsior debt	—	1,247,537
Equity income from investments	274,892	338,035
Interest expense	(10,822)	(36,612)
Interest income	—	83,856
Other income (expense)	(5,180)	260,306
TOTAL OTHER INCOME	258,890	1,893,122
PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(41,874)	823,346
Income tax recovery (expense)	(1,595)	3,564
NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST	(43,469)	826,910
NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(11,122)	17,460
NET (LOSS) INCOME ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$(54,591)	$844,370
PROFIT (LOSS) PER SHARE
Basic	$0.00	$0.04
Fully diluted	$0.00	$0.04
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended March 31,
	2018	2017

Net (loss) income	$(43,469)	$826,910

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(680)	(318,243)
Fair value adjustment on AFS investment Condor Technologies	178,361	399,188
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	177,681	80,945

TOTAL COMPREHENSIVE (LOSS) INCOME	134,212	907,855
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	11,122	(17,460)
COMPREHENSIVE PROFIT ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$123,090	$925,315

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2016	19,995,969	19,996	24,906,269	97,500	(20,814,102)	(831,450)	(1,195,179)	2,183.034	86,734	2,269,768

Unrealized foreign exchange gain (loss)	—	—	—	—	—	—	80,945	80,945	—	80,945

Net income for the year	—	—	—	—	844,370	—	—	844,370	(17,460)	826,910

Balance, March 31, 2017	19,995,969	19,996	24,906,269	97,500	(19,969,732)	(831,450)	(1,114,234)	3,108,349	69,274	3,177,623

Other comprehensive income	—	—	—	—	—	—	177,681	177,681	—	177,681

Net income (loss) for the year	—	—	—	—	(54,591)	—	—	(54,591)	11,122	(43,469)

Balance, March 31, 2018	19,995,969	19,996	24,906,269	97,500	(20,024,323)	(831,450)	(936,553)	3,231,439	80,396	3,311,835

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Profit	$(43,469)	$826,910
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	100,306	154,757
Inventory reserve	78,641	226,563
Allowance for doubtful accounts	25,605	78,383
Investment income	(274,892)	(338,035)
Gain on forgiveness of Excelsior debt	—	(1,247,537)
Changes in operating assets and liabilities:
Accounts receivable	(214,173)	34,551
Other receivables	—	1,150,000
Inventories	(12,708)	300,344
Prepaid expenses	(213,072)	141,411
Accounts payable	530,382	249,416
Accrued liabilities	(17,711)	93,393
Deferred revenue	9,640	(1,196)
Due to related parties	51,778	—
Net cash used by operating activities	20,327	1,668,960
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(4,471)	(37,604)
Net cash used by investing activities	(4,471)	(37,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(1,000,000)
Net cash provided by financing activities	—	(1,000,000)

NET INCREASE IN CASH	15,856	631,356
Effect of exchange rate changes on cash and cash equivalents	(70,087)	(578,684)
CASH AND CASH EQUIVALENTS, BEGINNING	147,106	94,434
CASH AND CASH EQUIVALENTS, ENDING	$92,875	$147,106
Supplemental Cash Flow Information :
Interest paid	$10,823	$11,544
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2018 and March 31, 2017, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of March 31, 2018 the Company had a working capital deficit of $455,637 and an accumulated deficit of $20,024,323. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2018.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent, Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Condor North America LLC, a nNevada corporation, Remedent N.V.’s 50% owned subsidiary, Biotech Dental Benelux N.V., a Belgium private company located in Ghent, Remedent N.V.’s  51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich (effective March 31, 2014 this subsidiary is inactive), Remedent N.V.’s 80% owned subsidiary, GlamSmile Rome, an Italian private company located in Rome (effective March 31, 2014 this subsidiary is inactive)

Remedent N.V. owns 21.51 % of Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”). The subsidiaries of Glamsmile Dental include: Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% owned Guangzhou Dental Clinic Co., Ltd. and its 50% owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $658,545 at March 31, 2018 and $579,404 at March 31, 2017.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2018 and March 31, 2017, advertising expense was $218,663 and $202,105, respectively.

F - 10

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2018, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2018	Year ended March 31, 2017
Product warranty liability:
Opening balance	$5,333	$5,695
Accruals for product warranties issued in the period	831	—
Adjustments to liabilities for pre-existing warranties	—	(362)
Ending liability	$6,164	$5,333

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $6,164 and $5,333 as of March 31, 2018 and March 31, 2017, respectively.

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

F - 11

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

At each of March 31, 2018 and 2017, the Company had 19,995,969, shares of common stock issued and outstanding. At March 31, 2018 and 2017, the Company did not have any warrants outstanding, but had 787,500 and 1,357,500 options outstanding, respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2018 and 2017 respectively, it would have excluded all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all options.

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

New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” that seeks to provide a single, comprehensive revenue recognition model for all contracts with customers that improve comparability within industries, across industries and across capital markets. Under this standard, an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for those goods or services. Enhanced disclosure requirements regarding the nature, timing and uncertainty of revenue and related cash flows exist. To assist entities in applying the standard, a five step model for recognizing and measuring revenue from contracts with customers has been introduced. Entities have the option to apply the new guidance retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method).

F - 12

On July 9, 2015, the FASB issued ASU No. 2015-14, deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted. In April 2016, the FASB issued ASU No. 2016-10, which clarifies the “identifying performance obligations and licensing implementations guidance” aspects of Topic 606. In May 2016, the FASB issued ASU No. 2016-11, which amends and or rescinds certain aspects of the Accounting Standards Codification (“ASC”) to reflect the requirements under Topic 606. Additionally, the FASB issued ASU No. 2016-12, which clarifies the criteria for assessing collectibility, permits an entity to elect an accounting policy to exclude from the transaction price amounts collected from customers for all sales taxes, and provides a practical expedient that permits an entity to reflect the aggregate effect of all contract modifications that occur before the beginning of the earliest period presented in accordance with Topic 606. In December 2016, the FASB issued ASU No. 2016-20, which clarifies several additional aspects of Topic 606 including contract modifications and performance obligations. The Company will adopt these accounting standards on April 1, 2018.

The Company has completed its analysis of revenue areas and determined that there will be immaterial impacts to our income on an ongoing basis. The Company will adopt the standard using a modified retrospective approach but does not anticipate any adjustment to retained earnings. Further, there will be no significant impact to the Company’s internal controls as a result of adoption. Prior periods will not be retrospectively adjusted.

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

F - 13

The Company has measured its 21.51% ownership in GlamSmile Asia Ltd. at historical cost. As of March 31, 2018, the investment in GlamSmile Asia was fair valued using the income approach and no impairment indicators have been identified.

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
$1,470,776

For the year ended March 31, 2018, the Company recorded equity income of $274,892 (2017 – equity income of $338,035) in “Equity income from investments” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

F - 14

Operating data:	March 31, 2018	March 31, 2017
Revenues	$6,638,439	$6,762,689
Gross profit	5,689,451	6,087,709
Income (loss) from operations	1,513,609	1,860,798
Net income	$1,299,840	$1,571,525

Effective March 31, 2013, the Company acquired 6.12% of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("Condor Technologies NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment, an unrecognized profit of $178,361 (2017 – profit of $399,188) has been recorded in accumulated other comprehensive income due to fair value per share at March 31, 2018, being $19.60 (€ 15,90) per share. Future unrealized gains and losses on the investment in Condor Technologies will also be recognized in other comprehensive income until realized.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2018 five customers accounted for a total of 78.12% of the Company’s trade accounts receivable and one of those customers accounted for 60.77% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. At March 31, 2017 five customers accounted for a total of 77.59% of the Company’s trade accounts receivable and one of those customers accounted for 54.54% of total accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. As at March 31, 2018, the Company had five suppliers who accounted for 54.48% of unpaid accounts payable and one of those customers accounted for 45.43% of total unpaid accounts payable.

As at March 31, 2017, the Company had five suppliers who accounted for 58.36% of unpaid accounts payable and one of those customers accounted for 44.24% of total unpaid accounts payable.

Revenues — For the year ended March 31, 2018 the Company had five customers that accounted for 58.91% of total revenues and one of those customers accounted for 33.12% of total revenues. For the year ended March 31, 2017 the Company had five customers that accounted for 62.60% of total revenues.

5.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2018	March 31, 2017
Accounts receivable, gross	$1,347,350	$1,107,572
Less: allowance for doubtful accounts	(189,926)	(164,321)
Accounts receivable, net	$1,157,424	$943,251

F - 15

6.   INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2018	March 31, 2017
Raw materials	$12,683	$12,254
Components	134,660	132,741
Finished goods	634,314	544,813
	781,657	689,808
Less: reserve for obsolescence	(658,545)	(579,404)
Net inventory	$123,112	$110,404

7.   PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2018	March 31, 2017
Prepaid materials and components	$235,010	$13,023
Prepaid consulting	969	44,842
VAT payments in excess of VAT receipts	1,733	15,354
Prepaid rent	1,277	3,266
Other	58,222	7,654
	$297,211	$84,139

8.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2018	March 31, 2017
Furniture and Fixtures	$477,001	$472,530
Machinery and Equipment	2,104,720	2,104,720
	2,581,721	2,577,250
Accumulated depreciation	(2,438,039)	(2,302,893)
Property & equipment, net	$143,682	$274,357

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

Effective as of January 11, 2012, the Company entered into a Rescission Agreement with EM and Asia Best Healthcare Co., Ltd. Under the Rescission Agreement, the Company agreed to repay a total of $1,000,000 received under the Distribution Agreement, plus a simple interest rate of 5%, beginning on June 30, 2012, according to the following payment schedule: (i) $250,000 to be paid no later than June 30, 2012, (ii) $250,000 plus interest on June 30, 2012, (iii) $250,000 plus interest on December 31, 2012, and (iv) $250,000 plus interest on June 30, 2013. The Company also agreed to secure such obligations owed to EM with certain collateral of the Company. During the period ended December 31, 2012 a partial payment of $20,000 in interest was made.

Final settlement agreements were re-negotiated with EM and Asia Best Healthcare Co, Ltd. during January 2017. The company agreed to pay a total amount of $500,000 to EM as final settlement and simultaneously agreed to pay a total amount of $500,000 to Asia Best Healthcare co., Ltd as final settlement of the loan agreement. Both payments were executed on March 6, 2017 as final settlement.

F - 16

10.   DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2018 and 2017 respectively, the Company incurred $210,288 and $234,615 respectively as compensation for all directors and officers.

As at March 31, 2018 the Company owed $51,778 to a company owned by its CEO. The loan is non-interest bearing, unsecured, and payable upon demand.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

11.   ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2018	March 31, 2017
Accrued employee benefit taxes and payroll	$218,361	$126,767
Accrued travel	6,164	5,333
Accrued audit and tax preparation fees	24,520	38,960
Reserve for warranty costs	6,164	5,333
Accrued consulting fees	136,726	120,000
Tax reserve	1,412	—
VAT to be paid	12,472	5,009
Other accrued expenses	17,720	139,848
	$423,539	$441,250

12.   INCOME TAXES

The domestic and foreign (“Belgium”, “German”, “Italian”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2018	March 31, 2017
Domestic	$(377,939)	$893,927
Foreign	336,065	(70,581)
	$(41,874)	$823,346

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2018	March 31, 2017
Domestic — Net operating loss carryforward	$7,807,982	$7,675,878
Foreign — Net operating loss carryforward	962	118,585
Total	7,808,944	7,794,463
Valuation allowance	(7,808,944)	(7,794,463)
Net deferred tax assets	$—	$—

F - 17

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

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2016 and March 31, 2015 are as follows:

	March 31, 2018	March 31, 2017
Domestic
Pre tax income (loss)	$(377,939)	$893,927
Statutory tax rate	35%	35%
Tax benefit based upon statutory rate	(132,104)	312,874
Valuation allowance	132,104	(312,874)
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	336,065	(70,581)
Statutory tax rate	35%	35%
Tax expense (benefit) based upon statutory rate	117,623	(24,703)
Permanent differences	(117,623)	24,703
	—	—
Net foreign income tax expense (recovery)	1,595	(3,564)
Total Income tax expense (recovery)	$1,595	$(3,564)

13.   EQUITY COMPENSATION PLANS

As of March 31, 2018, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2018 and March 31, 2017 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2017	357,500	$0.96	1,000,000	$1.21
Options expired	—		(570,000)
Options outstanding and exercisable March 31, 2018	357,500	$0.50	430,000	$0.50
Exercise price range	$0.50		$0.50
Weighted average remaining life	0.97 years		0.97 years

F - 18

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	787,500	$0.50	1,175,000

For the years ended March 31, 2018 and March 31, 2017 the Company has not recognized any stock based compensation expense in the consolidated statement of operations. No stock options were granted in the years ended March 31, 2018 and March 31, 2017.

14.   SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., and Biotech Dental Benelux N.V. in the year ended March 31, 2018 and the year ended March 31, 2017. Our operations are primarily in Europe and Asia and 82% of our sales for the fiscal year ended March 31, 2018 and 88% of our sales for the fiscal year ended March 31, 2017 were generated from customers outside of the United States.

15.   COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a lease expiring December 31, 2020 at a base rent of €6,353 per month for the total location ($7,832 per month at March 31, 2018).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease expiring June 30, 2018 at a base rent of €969 per month for the total location ($1,195 per month at March 31, 2018).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2018:

March 31, 2019	115,404
March 31, 2020	111,818
March 31, 2021	88,321
March 31, 2022	5,943
Total:	$321,486

F - 19

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2018		March 31, 2017
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	92,875	$92,875	$147,106	$147,106
Accounts receivable	2	1,157,424	$1,157,424	$943,251	$943,251
Long Term investment and advance - GlamSmile Dental Technology Asia	3	2,245,137	$2,245,137	$1,970,245	$1,970,245
Long term investments and advances Condor	1	1,378,653	$1,378,653	$1,200,292	$1,200,292
Deferred revenue	2	81,875	$81,875	$72,235	$72,235
Accounts payable	2	1,569,067	$1,569,067	$1,038,686	$1,038,686
Accrued liabilities	2	423,539	$423,539	$441,250	$441,250

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2018 or March 31, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 2):

	Year ended March 31, 2018	Year ended March 31, 2017
Long term investments and advances:
Beginning balance	$1,970,245	$1,632,210
Gains (losses) included in net loss	274,892	338,035
Transfers in (out of level 3)	—	—

Ending balance	$2,245,137	$1,970,245

Fair values for Level 3 assets are determined based upon management’s cash flow projections.

F - 20