Form 10-Q
period 2018-06-30
REMEDENT, INC.
filed 2018-08-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Yes ☐                                   No ☒

The number of common shares of registrant’s stock outstanding as of August 14, 2018 was 19,995,969.

1

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$75,860	$92,875
Accounts receivable, net of allowance for doubtful accounts of $179,373 at June 30, 2018 and $189,926 at March 31, 2018	1,032,167	1,157,424
Inventories, net	114,733	123,112
Prepaid expense	278,723	297,211
Total current assets	1,501,483	1,670,622

PROPERTY AND EQUIPMENT, NET	148,263	143,682
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,248,868	2,245,137
Investment in Condor Technology (Note 3)	1,378,653	1,378,653
Investment in Smilewise	2,592	—
Total assets	$5,279,859	$5,438,094
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,700,005	$1,569,067
Accrued liabilities	299,240	423,539
Deferred revenue	57,463	81,875
Due to related parties	48,901	51,778
Total current liabilities	2,105,609	2,126,259

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2018 and March 31, 2018 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2018 and March 31, 2018 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,183,087)	(20,024,323)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(917,848)	(936,553)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	3,091,380	3,231,439
Non-controlling interest	82,870	80,396
Total stockholders’ equity	3,174,250	3,311,835
Total liabilities and equity	$5,279,859	$5,438,094

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2018	2017

Net sales	$434,848	$791,339
Cost of sales	105,534	333,172
Gross profit	329,314	458,167
Operating Expenses
Research and development	120	1,639
Sales and marketing	193,899	239,148
General and administrative	267,467	185,507
Depreciation and amortization	24,415	24,644
TOTAL OPERATING EXPENSES	485,901	450,938
INCOME (LOSS) FROM OPERATIONS	(156,587)	7,229
OTHER INCOME (EXPENSES)
Equity income from investments	3,731	64,648
Interest expense	(1,992)	(1,884)
Interest /other income	229	—
Other (expenses)	(1,671)	(1,924)
TOTAL OTHER INCOME	297	60,840

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST	$(156,290)	$68,069
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(2,474)	(5,638)
NET INCOME ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	$(158,764)	$62,431

(LOSS) INCOME PER SHARE
Basic	$0.00	$0.00
Fully diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended June 30,
	2018	2017

NET (LOSS) INCOME	$(156,290)	$68,069
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	18,705	(5,587)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(137,585)	62,482
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(2,474)	(5,638)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$(140,059)	$56,844

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(156,290)	$68,069
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	24,415	24,644
Inventory reserve	(36,592)	40,198
Allowance for doubtful accounts	(10,553)	11,401
Changes in operating assets and liabilities:
Equity investment	(3,731)	(64,648)
Accounts receivable	125,257	(5,566)
Inventories	8,379	(5,963)
Prepaid expenses	18,488	(23,544)
Accounts payable	130,939	24,349
Accrued liabilities	(124,299)	(79,490)
Deferred revenue	(24,412)	(22,967)
Due to related parties	(2,877)	—
Net cash used by operating activities	(51,276)	(33,517)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	—	(610)
Net cash used by investing activities	—	(610)
NET INCREASE (DECREASE) IN CASH	(51,276)	(34,127)
Effect of exchange rate changes on cash and cash equivalents	34,261	(45,813)
CASH AND CASH EQUIVALENTS, BEGINNING	92,875	147,106
CASH AND CASH EQUIVALENTS, ENDING	$75,860	$67,166
Supplemental Information:
Interest paid	$1,992	$1,884
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

The Company is a manufacturer and distributor of cosmetic dentistry products, including a full line of professional dental tooth whitening products which are distributed in Europe, Asia and the United States. The Company manufactures many of its products in Ghent, Belgium as well as outsourced manufacturing in Beijing, China.  The Company distributes its products using both its own internal sales force and through the use of third party distributors.

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2017 and March 31, 2016, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of June 30, 2018, the Company had a working capital deficit of $604,126, and an accumulated deficit of $20,183,087. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 13, 2018 with the SEC.

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2018, except as may be indicated below:

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2018.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent, Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Condor North America LLC, a Nevada Corporation, Remedent N.V.’s 50 % owned subsidiary, Biotech Dental Benelux N.V., a Belgium private company located in Ghent, Remedent N.V.’s 51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich (effective March 31, 2014 this subsidiary is inactive), Remedent N.V.’s 80 % owned subsidiary, GlamSmile Rome, an Italian private company located in Rome (effective March 31, 2014 this subsidiary is inactive) and Remedent N.V.’s 60% owned subsidiary, SmileWise Corporate B.V.B.A., a Belgium private company located in Ghent.

Remedent N.V. owns 21.51% of Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”). The subsidiaries of Glamsmile Dental include: Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% owned Guangzhou Dental Clinic Co., Ltd. and its 50% owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements and corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ended March 31, 2019. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2018, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Three months ended June 30, 2018	Year ended March 31, 2018
Product warranty liability:
Opening balance	$6,164	$5,333
Accruals for product warranties issued in the period	—	831
Adjustments to liabilities for pre-existing warranties	(342)	—
Ending liability	$5,822	$6,164

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,822 and $6,164 as of June 30, 2018 and March 31, 2018, respectively.

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

At each of June 30, 2018 and March 31, 2018, the Company had 19,995,969, shares of common stock issued and outstanding.  The Company did not have any warrants outstanding but had 787,500 options outstanding as at June 30, 2018 and March 31, 2018 respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three month period ended June 30, 2018 and the three month period ended June 30, 2017 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month periods ended June 30, 2018 and June 30, 2017 were less than the exercise price of all options.

Conversion of Foreign Currencies

The reporting and functional currency for the consolidated financial statements of the Company is the U.S. dollar. The home currency for the Company’s European subsidiaries, Remedent N.V., Biotech Dental Benelux N.V., SmileWise Corporate B.V.B.A., GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on ‘Available For Sale (AFS)’ securities. During the three months ended June 30, 2018 and 2017 the Company did not record any unrealized gains or losses on AFS securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $18,705 and $(5,587) for the three months ended June 30, 2018 and 2017, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

Recently Adopted Accounting Pronouncements

Effective April 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, as amended (Topic 606, commonly referred to as ASC 606) to all contracts using the modified retrospective method. Because the adoption of ASC 606 did not result in any significant change to the Company’s revenue accounting, our opening retained earnings balance has not been changed. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Most of the Company’s sales revenue continues to be recognized when products are shipped from manufacturing facilities. For certain customer loyalty and free goods, the Company continues to recognize the proportionate revenue and cost of product when the incentives are shipped. For contracts with customers where performance occurs over time, such as software sales, the Company recognizes revenue ratably over the performance period.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current US GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods ending after December 15, 2018 and it is required to be applied using the modified retrospective approach. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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
$1,470,776

For the three month periods ended June 30, 2018 and June 30, 2017 the Company recorded equity (loss) income of $(3,731) and $64,648 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	Three months ended June 30, 2018	Three months ended June 30, 2017
Revenues	$1,232,863	$1,526,768
Gross profit	1,029,647	1,352,155
Income (loss) from operations	54,503	381,796
Net income	$17,346	$300,550

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At June 30, 2018, five customers accounted for 85.33% of the Company’s trade accounts receivables, and one customer accounted for 70.11%.   At March 31, 2018 five customers accounted for a total of 78.12% of the Company’s trade accounts receivable and one of those customers accounted for 60.77% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the three months ended June 30, 2018 the Company had five suppliers who accounted for 50.31% of gross purchases. At March 31, 2018 the Company had five suppliers who accounted for 54.48% of gross purchases.

Revenues —  For the three months ended June 30, 2018 the Company had five customers that accounted for 84.76% of total revenues and one of those customers accounted for 32.49% of total revenues. For the three months ended June 30, 2017 the Company had five customers that accounted for 51.20% of total revenues and one of those customers accounted for 31.91% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	June 30, 2018	March 31, 2018
Accounts receivable, gross	$1,211,540	$1,347,350
Less: allowance for doubtful accounts	(179,373)	(189,926)
Accounts receivable, net	$1,032,167	$1,157,424

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2018	March 31, 2018
Raw materials	$11,630	$12,683
Components	124,325	134,660
Finished goods	600,731	634,314
	736,686	781,657
Less: reserve for obsolescence	(621,953)	(658,545)
Net inventory	$114,733	$123,112

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	June 30, 2018	March 31, 2018
Prepaid materials and components	$199,717	$235,010
VAT payments in excess of VAT receipts	—	969
Prepaid consulting	915	1,733
Prepaid advertising	11,463	—
Prepaid rent	—	1,277
Prepaid tradeshow	5,011	—
Other	61,617	58,222
	$278,723	$297,211

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2018	March 31, 2018
Furniture and Fixtures	$477,001	$477,001
Machinery and Equipment	2,104,720	2,104,720
	2,581,721	2,581,721
Accumulated depreciation	(2,433,458)	(2,438,039)
Property & equipment, net	$148,263	$143,682

9.	LONG TERM DEBT

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2018 and 2017 respectively, the Company incurred $56,941 and $40,216 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

11.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2018	March 31, 2018
Accrued employee benefit taxes and payroll	$123,332	$218,361
Accrued travel	5,822	6,164
Accrued audit and tax preparation fees	11,352	24,520
Reserve for warranty costs	5,822	6,164
Accrued consulting fees	134,742	136,726
Tax reserve	1,333	1,412
VAT to be paid	4,924	12,472
Other accrued expenses	11,913	17,720
	$299,240	$423,539

12.	EQUITY COMPENSATION PLANS

As of June 30, 2018, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of June 30, 2018 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding and exercisable March 31, 2018 and June 30, 2018	357,500	0.50	430,000	1.21
Exercise price range	$0.50		$0.50
Weighted average remaining life	0.72 years		0.72 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	787,500	$0.50	1,175,000

For the three month periods ended June 30, 2018 and June 30, 2017 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled in the three month periods ended June 30, 2018 and June 30, 2017.

13.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., SmileWise Corporate B.V.B.A. and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the three months ended June 30, 2018 and 69.12% of our sales for the three months ended June 30, 2017 were generated from customers outside of the United States.

14.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a lease expiring December 31, 2010 at a base rent of €6,353 per month for the total location ($7,397 per month at June 30, 2018).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease expiring June 30, 2018 at a base rent of €969 per month for the total location ($1,128 per month at June 30, 2018).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at June 30, 2018:

March 31, 2019	$79,204
March 31, 2020	105,605
March 31, 2021	83,413
March 31, 2022	5,613
Total:	$273,835

15.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		June 30, 2018		March 31, 2018
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	Value
Cash	1	$75,860	$75,860	$92,875	$92,875
Accounts receivable	2	$1,032,167	$1,032,167	$1,157,424	$1,157,424
Long Term investment and advance - GlamSmile Dental Technology Asia	3	$2,248,868	$2,248,868	$2,245,137	$2,245,137
Long term investments and advances Condor	1	$1,378,653	$1,378,653	$1,378,653	$1,378,653
Investment in Smilewise	2	$2,592	$2,592
Deferred revenue	2	$57,463	$57,463	$81,875	$81,875
Accounts payable	2	$1,700,005	$1,700,005	$1,569,067	$1,569,067
Accrued liabilities	2	$299,240	$299,240	$423,539	$423,539

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three month period ended June 30, 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three month period ended June 30, 2018	Three month period ended June 30, 2017
Long term investments and advances:
Beginning balance	$2,245,137	$1,970,245
Gains (losses) included in net loss	3,731	64,648
Transfers in (out of level 3)	—	—

Ending balance	$2,248,868	$2,034,893

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2018 and June 30, 2017. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 13, 2018 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2018	2017
	(unaudited)
NET SALES	100.00%	100.00%
COST OF SALES	24.27%	42.10%
GROSS PROFIT	75.73%	57.90%
OPERATING EXPENSES
Research and development	0.03%	0.21%
Sales and marketing	44.59%	30.22%
General and administrative	61.51%	23.44%
Depreciation and amortization	5.61%	3.11%
TOTAL OPERATING EXPENSES	111.74%	56.98%
INCOME (LOSS) FROM OPERATIONS	(36.01)%	0.92%
Other income	0.07%	7.68%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(35.94)%	8.60%
NON-CONTROLLING INTEREST	(0.57)%	(0.71)%
NET INCOME	(36.51)%	7.89%

Net Sales

Net sales decreased by approximately 45% to $434,848 for the three months ended June 30, 2018 as compared to $791,339 for the three months ended June 30, 2017.  The decrease in sales is primarily due to the reduced sales of our Condor 3D Scanner in the North American market. In anticipation of our additional tool for the Condor 3D Scanner, which will be an easy-to-use addition (with non to a minimum of additional user training) to the already existing Condor 3D Scanner and which will be available by the year-end, we reduced our active approach in the US market.

Cost of Sales

Cost of sales decreased approximately 68.3% to $105,534 for the three months ended June 30, 2018 as compared to $333,172 for the three months ended June 30, 2017.  The decrease in cost of sales is primarily due to the reduced sales of our Condor 3D Scanner in anticipation of the launch of our additional tool, the “Condor Flash”.

Gross Profit

Our gross profit decreased by $128,853 or 28.1% to $329,314 for the three months ended June 30, 2018 as compared to $458,167 for the three months ended June 30, 2017 due to the reduced sales described above. Our gross profit as a percentage of sales increased to 75.73% in the three months ended June 30, 2018 as compared to 58% for the three months ended June 30, 2017. Our gross profit has increased because of increased veneer sales.

Operating Expenses

Research and Development.  Our research and development expenses decreased by $1,519 to $120 for the three months ended June 30, 2018 as compared to $1,639 for the three months ended June 30, 2017, a decrease of 92.7%. Our research and development costs have decreased primarily because of the finalization of our Software program.

Sales and marketing costs. Our sales and marketing costs for the three months ended June 30, 2018 and 2017 were $193,899 and $239,148 respectively, representing a decrease of $45,249 or 18.9%.  The decrease is largely due to less attendance at smaller trade shows in preference to as attendance at the most important trade show, IDS, which only takes place every 2 years.

General and administrative costs. Our general and administrative costs for the three months ended June 30, 2018 and 2017 were $267,467 and $185,507 respectively, representing an increase of $81,960 or 44.2%. The increase in general and administrative costs is largely due to further implementation and completion of our North American team which was not yet fully in place during the quarter ending June 30, 2017.

Depreciation and amortization.  Our depreciation and amortization decreased $229 or 0.9% to $24,415 for the three months ended June 30, 2018 as compared to $24,644 for the three months ended June 30, 2017.

Other income (expense).  Our other income was $297 for the three months ended June 30, 2018 as compared to $60,840 for the three months ended June 30, 2017, a decrease of $60,543, or 99.5%. The decrease in other income was primarily as a result of decreased equity income. During the quarter ended June 30, 2018 we earned equity income from our investment in GlamSmile Dental Technology Ltd., of $3,731 versus $64,648 for the quarter ended June 30, 2017.

Internal and External Sources of Liquidity

As of June 30, 2018, we had current assets of $1,501,483 compared to $1,670,622 at March 31, 2018. This decrease of $169,139 was primarily due to a decrease in cash of $17,015, decrease in accounts receivable of $125,257, decrease in inventories of $8,379 and a decrease in prepaid expense of $18,488.

As of June 30, 2018, we had cash and cash equivalents of $75,860. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at June 30, 2018 reflects cash and cash equivalents of $75,860 as compared to $92,875 as of March 31, 2018, a decrease of $17,015.

Operations

Net cash provided by (used by) operations was $(51,276) for the three months ended June 30, 2018 as compared to net cash provided by operations of $(33,517) for the three months ended June 30, 2017. The decrease in net cash provided by operations for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 is primarily as a result of net cash used by net loss inclusive of non-cash adjustments totaling $(323,332), offset by changes in operating assets and liabilities of $305,573.

Investing activities

Net cash used in investing activities totaled $nil for the three months ended June 30, 2018 as compared to net cash used in investing activities of $610 for the three months ended June 30, 2017. Cash used in the three months ended June 30, 2018 and 2017 was mainly for additional equipment.

Financing activities

Net cash provided by financing activities totaled $nil for the three months ended June 30, 2018, as compared to $nil for the three months ended June 30, 2017.

During the three months ended June 30, 2018 and June 30, 2017, we recognized an increase / (decrease) in cash and cash equivalents of $34,261 and $(45,813), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2018 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: August 14, 2018	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

