Form 10-Q
period 2018-09-30
REMEDENT, INC.
filed 2018-11-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Yes ☒                                 No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒                                   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of November 14, 2018 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,119	$92,875
Accounts receivable, net of allowance for doubtful accounts of $178,695 at September 30, 2018 and $189,926 at March 31, 2018	996,404	1,157,424
Inventories, net	111,888	123,112
Prepaid expense	256,135	297,211
Total current assets	1,419,546	1,670,622

PROPERTY AND EQUIPMENT, NET	166,375	143,682
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,279,535	2,245,137
Investment in Condor Technologies (formerly MFI) (Note 3)	1,378,653	1,378,653
Investment in Smilewise	2,592	—
Total assets	$5,246,701	$5,438,094
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,790,776	$1,569,067
Accrued liabilities	257,903	423,539
Deferred revenue	60,487	81,875
Due to related parties	48,716	51,778
Total current liabilities	2,157,882	2,126,259

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at September 30, 2018 and March 31, 2018 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at September 30, 2018 and March 31, 2018 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,259,239)	(20,024,323)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(920,177)	(936,553)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	3,012,899	3,231,439
Non-controlling interest	75,920	80,396
Total stockholders’ equity	3,088,819	3,311,835
Total liabilities and equity	$5,246,701	$5,438,094

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2018	2017	2018	2017

Net sales	$345,640	$678,694	$780,488	$1,470,033
Cost of sales	116,536	197,700	222,070	530,872
Gross profit	229,104	480,994	558,418	939,161
Operating Expenses
Research and development	—	221	120	1,860
Sales and marketing	141,473	240,057	335,372	479,205
General and administrative	175,354	262,290	442,821	447,797
Depreciation and amortization	24,920	24,671	49,335	49,315
TOTAL OPERATING EXPENSES	341,747	527,239	827,648	978,177
(LOSS) INCOME FROM OPERATIONS	(112,643)	(46,245)	(269,230)	(39,016)
OTHER INCOME (EXPENSES)
Equity income from investments	30,667	112,480	34,398	177,128
Interest expense	(742)	(9,987)	(2,734)	(11,871)
Interest / Other income	—	—	229	—
Other deductions	(386)	(292)	(2,057)	(2,216)
TOTAL OTHER INCOME	29,539	102,201	29,836	163,041
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	(83,104)	55,956	(239,394)	124,025
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	6,952	(6,228)	4,478	(11,866)

NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$(76,152)	$49,728	$(234,916)	$112,159

INCOME PER SHARE
Basic	$0.00	$0.00	$(0.01)	$0.01
Fully diluted	$0.00	$0.00	$(0.01)	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2018	2017	2018	2017
NET INCOME	$(83,104)	$55,956	$(239,394)	$124,025
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(2,329)	21,073	16,376	15,486
TOTAL COMPREHENSIVE INCOME (LOSS)	(85,433)	77,029	(223,018)	139,511
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	6,952	(6,228)	4,478	(11,866)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. common shareholders	$(78,481)	$70,801	$(218,540)	$127,645

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(239,394)	$124,025
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	49,335	49,315
Inventory reserve	(38,943)	59,429
Allowance for doubtful accounts	(11,231)	16,855
Equity investment	(34,398)	(177,128)
Changes in operating assets and liabilities:
Accounts receivable	161,020	(49,450)
Inventories	11,224	(11,612)
Prepaid expenses	41,076	(105,310)
Accounts payable	221,710	201,121
Accrued liabilities	(165,636)	(80,882)
Deferred revenue	(21,388)	(24,413)
Due to related parties	(3,062)	—
Net cash used by operating activities	(29,687)	1,950
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	—	(4,341)
Net cash used by investing activities	—	(4,341)
NET INCREASE (DECREASE) IN CASH	(29,687)	(2,391)
Effect of exchange rate changes on cash and cash equivalents	(8,069)	(55,901)
CASH AND CASH EQUIVALENTS, BEGINNING	92,875	147,106
CASH AND CASH EQUIVALENTS, ENDING	$55,119	$88,814

Supplemental Information:
Interest paid	$2,734	$11,871
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2017 and March 31, 2016, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of September 30, 2018 the Company had a working capital deficit of $738,336 and an accumulated deficit of $20,259,239. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 13, 2018 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at September 30, 2018.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and six months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended March 31, 2019. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2018, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Six months ended September 30, 2018	Year ended March 31, 2018
Product warranty liability:
Opening balance	$6,164	$5,333
Accruals for product warranties issued in the period	—	831
Adjustments to liabilities for pre-existing warranties	(364)	—
Ending liability	$5,800	$6,164

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,800 and $6,164 as of September 30, 2018 and March 31, 2018, respectively.

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

At each of September 30, 2018 and March 31, 2018, the Company had 19,995,969, shares of common stock issued and outstanding.  At September 30, 2018 and March 31, 2018, the Company did not have any warrants outstanding but had 787,500 and 787,500 options outstanding respectively.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three and six month periods ended September 30, 2018 and September 30, 2017 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month and six month periods ended September 30, 2018 and September 30, 2017 were less than the exercise price of all options.

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

Comprehensive Income (Loss)

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $16,376 and $15,486 for the six months ended September 30, 2018 and 2017, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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
$1,470,776

For the six month periods ended September 30, 2018 and September 30, 2017 the Company recorded equity income of $34,398 and $177,128 respectively as “Other income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	Six months ended September 30, 2018	Six months ended September 30, 2017
Revenues	$2,367,764	$3,378,743
Gross profit	2,007,827	2,952,336
Income (loss) from operations	215,158	1,038,782
Net income	$159,916	$823,471

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At September 30, 2018, five customers accounted for 87.49% of the Company’s trade accounts receivables, and two customers accounted for 81.08%.   At September 30, 2017, five customers accounted for 79.06% of the Company’s trade accounts receivables, and two customers accounted for 68.83%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the six months ended September 30, 2018 the Company had five suppliers who accounted for 49.10% of accounts payable. For the six months ended September 30, 2017 the Company had five suppliers who accounted for 61.28% of accounts payable.

Revenues —  For the six months ended September 30, 2018 the Company had five customers that accounted for 84.02% of total revenues. One of the five customers accounted for 30.35% of total revenues. For the six months ended September 30, 2017 the Company had five customers that accounted for 56.49% of total revenues. One of the five customers accounted for 33.27% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	September 30, 2018	March 31, 2018
Accounts receivable, gross	$1,175,099	$1,347,350
Less: allowance for doubtful accounts	(178,695)	(189,926)
Accounts receivable, net	$996,404	$1,157,424

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	September 30, 2018	March 31, 2018
Raw materials	$11,364	$12,683
Components	121,961	134,660
Finished goods	598,165	634,314
	731,490	781,657
Less: reserve for obsolescence	(619,602)	(658,545)
Net inventory	$111,888	$123,112

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	September 30, 2018	March 31, 2018
Prepaid materials and components	$198,962	$235,010
VAT payments in excess of VAT receipts	—	1,733
Prepaid tradeshow	12,807	—
Prepaid consulting	912	969
Prepaid rent	—	1,277
Other	43,454	58,222
	$256,135	$297,211

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2018	March 31, 2018
Furniture and Fixtures	$476,991	$477,001
Machinery and Equipment	2,148,113	2,104,720
	2,625,104	2,581,721
Accumulated depreciation	(2,458,729)	(2,438,039)
Property & equipment, net	$166,375	$143,682

9.	LONG TERM DEBT

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the six month periods ended September 30, 2018 and 2017 respectively, the Company incurred $99,163 and $122,837 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

11.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2018	March 31, 2018
Accrued employee benefit taxes and payroll	$89,817	$218,361
Accrued travel	5,800	6,164
Accrued VAT	3,600	12,472
Accrued audit and tax preparation fees	12,120	24,520
Reserve for warranty costs	5,800	6,164
Accrued consulting fees	131,501	136,726
Tax reserve	1,328	1,412
Other accrued expenses	7,937	17,720
	$257,903	$423,539

12.	EQUITY COMPENSATION PLANS

As of September 30, 2018, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of September 30, 2018 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding and exercisable March 31, 2018 and September 30, 2018	357,500	$0.50	430,000	$0.50
Exercise price range	$0.50		$0.50
Weighted average remaining life	0.47 years		0.47 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	787,500	$0.50	1,175,000
Total	787,500	$0.50	1,175,000

For the six month periods ended September 30, 2018 and September 30, 2017 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled in the six month periods ended September 30, 2018 and September 30, 2017.

13.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the six months ended September 30, 2018 and 79% of our sales for the six months ended September 30, 2017 were generated from customers outside of the United States.

14.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Ghent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,625 per month at September 30, 2018).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease that expired June 30, 2018 at a base rent of €969 per month for the total location.

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at September 30, 2018:

March 31, 2018	52,603
March 31, 2019	105,206
March 31, 2020	83,098
March 31, 2021	5,592

Total:	$246,499

15.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		September 30, 2018		March 31, 2018
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$55,119	55,119	$92,875	92,875
Accounts receivable	2	$996,404	996,404	$1,157,424	1,157,424
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$2,279,535	2,279,535	$2,245,137	2,245,137
Long term investments and advances Condor	1	$1,378,653	1,378,653	$1,378,653	1,378,653
Long term investments SmileWise	1	2,592	2,592	-	-
Deferred revenue	2	$60,487	60,487	$81,875	81,875
Accounts payable	2	$1,790,776	1,790,776	$1,569,067	1,569,067
Accrued liabilities	2	$257,903	257,903	$423,539	423,539

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the six month period ended September 30, 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Six month period ended September 30, 2018	Six month period ended September 30, 2017
Long term investments and advances:
Beginning balance	$2,245,137	$1,970,245
Gains (losses) included in net loss	34,398	177,128
Transfers in (out of level 3)	—	—

Ending balance	$2,279,535	$2,147,373

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and six months ended September 30, 2018 and September 30, 2017. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2015 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2018	2017	2018	2017

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	33.72%	29.13%	28.45%	36.11%
GROSS PROFIT	66.28%	70.87%	71.55%	63.89%
OPERATING EXPENSES
Research and development	0.00%	0.03%	0.02%	0.13%
Sales and marketing	40.93%	35.37%	42.97%	32.60%
General and administrative	50.73%	38.65%	56.73%	30.46%
Depreciation and amortization	7.21%	3.64%	6.32%	3.35%
TOTAL OPERATING EXPENSES	98.87%	77.68%	106.04%	66.54%
INCOME (LOSS) FROM OPERATIONS	(32.59)%	(6.81)%	(34.49)%	(2.65)%
Other income	8.55%	15.06%	3.82%	11.09%
NET INCOME	(24.04)%	8.24%	(30.67)%	8.44%
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	2.01%	(0.92)%	0.57%	(0.81)%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	(22.03)%	7.33%	(30.10)%	7.63%

Net Sales

Net sales decreased by approximately 49.1% to $345,640 for the three months ended September 30, 2018 as compared to $678,694 for the three months ended September 30, 2017.  The decrease in sales is primarily due to the reduced sales of our Condor 3D Scanner in the North American market. In anticipation of our additional tool for the Condor 3D Scanner, which will be an easy-to-use addition (with minimal user training) to the already existing Condor 3D Scanner and which will be available by the 1st quarter 2019, we reduced our active approach in the US market.

Net sales decreased by approximately 46.9% to $780,488 for the six months ended September 30, 2018 as compared to $1,470,033 for the six months ended September 30, 2017.  Net sales decreased in the six months ended September 30, 2018 for the same reason as the six month variance.

Cost of Sales

Cost of sales decreased approximately 41.1% to $116,536 for the three months ended September 30, 2018 as compared to $197,700 for the three months ended September 30, 2017. Cost of sales, as a percentage of net sales, has increased to 33.72% in the quarter ended September 30, 2018 as compared to 29.13% in the quarter ended September 30 2017.

Cost of sales decreased approximately 58.2% to $222,070 for the six months ended September 30, 2018 as compared to $530,872 for the six months ended September 30, 2017. Cost of sales decreased mainly because of decreased sales.

Gross Profit

Our gross profit decreased by $251,890 or 52.4% to $229,104 for the three months ended September 30, 2018 as compared to $480,994 for the three months ended September 30, 2017. Our gross profit as a percentage of sales decreased to 66.28% in the three months ended September 30, 2018 as compared to 70.87% for the three months ended September 30, 2017.

Our gross profit decreased by $380,743 or 40.5%, to $558,418 for the six months ended September 30, 2018 as compared to $939,161 for the six months ended September 30, 2017 primarily because of decreased sales.

Operating Expenses

Research and Development.  Our research and development expenses decreased to zero for the three months ended September 30, 2018 as compared to $221 for the three months ended September 30, 2017 an increase of 100.0%.

Our research and development costs decreased by $1,740 or 93.5% to $120 for the six months ended September 30, 2018 as compared to $1,860 for the six months ended September 30, 2017. Our research and development costs have decreased because of the finalization of our Software program the “Smile me Mirror”.

Sales and marketing costs. Our sales and marketing costs for the three months ended September 30, 2018 and 2017 were $141,473 and $240,057 respectively, representing a decrease of $98,584 or 41.1%.  The decrease is largely due to reduced marketing and advertising costs as we are expecting the additional tool for the Condor 3D Scanner by the beginning of next year.

Our sales and marketing costs decreased by $143,833 or 30% to $335,372 for the six months ended September 30, 2018 as compared to $479,205 for the six months ended September 30, 2017 mainly because of our reduced advertising and marketing costs in reference to the new and additional Condor 3D Scanner tool.

General and administrative costs. Our general and administrative costs for the three months ended September 30, 2018 and 2017 were $175,354 and $262,290 respectively, representing a decrease of $86,936, or 33.1%. Our general and administrative costs for the six months ended September 30, 2018 and 2017 were $442,821 and $447,797 respectively, representing a decrease of $4,976 or 1.1%.  The decrease in general and administration costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization was $24,920 for the three months ended September 30, 2018 as compared to $24,671 for the three months ended September 30, 2017.   Our depreciation and amortization was $49,335 for the six months ended September 30, 2018 versus $49,315 for the six months ended September 30, 2017.

Other income.   Our net other income was $29,539 for the three months ended September 30, 2018 as compared to $102,201 for the three months ended September 30, 2017, representing a decrease in other income of $72,662.    The decrease in other income was primarily because of decreased income from equity investments. Our net other income decreased by $133,205 to $29,836 for the six months ended September 30, 2018 as compared to $163,041 for the six months ended September 30, 2017, for the same reason as the three month variance.

Internal and External Sources of Liquidity

As of September 30, 2018, we had current assets of $1,419,546 compared to $1,670,622 at March 31, 2018. The decrease of $251,076 was due to a decrease in cash of $37,756, a decrease in accounts receivable of $161,020, decrease in inventories of $11,224 and a decrease in prepaid expenses of $41,076.

As of September 30, 2018, we had cash of $55,119. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

 Cash and Cash equivalents

Our balance sheet at September 30, 2018 reflects cash of $55,119 as compared to $92,875 as of March 31, 2018, a decrease of $37,756.

Operations

Net cash used by operations was $29,687 for the six months ended September 30, 2018 as compared to net cash provided by operations of $1,950 for the six months ended September 30, 2017. The increase of $31,637 in net cash used by operations for the six months ended September 30, 2018 as compared to the six months ended September 30, 2017 is primarily because of decreased income of $363,419, offset by the changes in operating assets and liabilities.

Investing activities

Net cash used in investing activities totaled nil for the six months ended September 30, 2018 as compared to net cash used by investing activities of $4,341 for the six months ended September 30, 2017. Cash used in the six months ended September 30, 2017 was primarily for investing in equipment.

Financing activities

During the six months ended September 30, 2018 and September 30, 2017, we recognized an increase/ (decrease) in cash and cash equivalents of ($8,069) and ($55,901), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2018 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: November 14, 2018	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

