Form 10-Q
period 2018-12-31
REMEDENT, INC.
filed 2019-02-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of February 14, 2019 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,488	$92,875
Accounts receivable, net of allowance for doubtful accounts of $157,660 at December 31, 2018 and $189,926 at March 31, 2018	470,230	1,157,424

Inventories, net	110,853	123,112
Prepaid expense	119,491	297,211
Total current assets	784,062	1,670,622

PROPERTY AND EQUIPMENT, NET	148,028	143,682
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,303,564	2,245,137
Investment in MFI (Note 3)	1,378,653	1,378,653
Investment in Metrics in Balance, N.V. (Note 3)	509,311	—
Investment in SmileWise (Note 3)	2,592	—
Total assets	$5,126,210	$5,438,094
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	1,908,157	$1,569,067
Accrued liabilities	271,255	423,539
Deferred revenue	60,213	81,875
Due to related parties	—	51,778
Total current liabilities	2,239,625	2,126,259

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at December 31, 2018 and March 31, 2018 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at December 31, 2018 and March 31, 2018 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(20,446,992)	(20,024,323)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(919,741)	(936,553)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	2,825,582	3,2,31,439
Non-controlling interest	61,003	80,396
Total stockholders’ equity	2,886,585	3,311,835
Total liabilities and equity	$5,126,210	$5,438,094

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2018	2017	2018	2017

Net sales	$419,326	$745,103	$1,199,814	$2,215,136
Cost of sales	145,536	203,729	367,606	734,601
Gross profit	273,790	541,374	832,208	1,480,535
Operating Expenses
Research and development	—	—	120	1,860
Sales and marketing	200,981	252,417	536,353	731,622
General and administrative	270,204	287,029	713,025	734,826
Depreciation and amortization	24,982	25,206	74,317	74,521
TOTAL OPERATING EXPENSES	496,167	564,652	1,323,815	1,542,829
(LOSS) INCOME FROM OPERATIONS	(222,377)	(23,278)	(491,607)	(62,294)
OTHER INCOME (EXPENSES)
Equity income from investments	24,029	73,327	58,427	250,455
Interest expense	(2,656)	(1,953)	(5,390)	(13,824)
Interest / Other income (expense)	1,011	76	1,240	(2,119)
Other deductions	(1,803)	(1,996)	(3,860)	(2,017)
TOTAL OTHER INCOME	20,581	69,454	50,417	232,495
NET INCOME BEFORE TAXES AND NON-CONTROLLING INTEREST	(201,796)	46,176	(441,190)	170,201
PROVISION FOR INCOME TAXES	(874)	(407)	(874)	(407)
INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	(202,670)	45,769	(442,064)	169,794
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	14,917	6,370	19,395	(5,496)

NET INCOME ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$(187,753)	$52,139	$(422,669)	$164,298

INCOME PER SHARE
Basic	$(0.01)	$0.00	$(0.02)	$0.01
Fully diluted	$(0.01)	$0.00	$(0.02)	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2018	2017	2018	2017
Net Income	$202,670	$45,769	$(442,064)	$169,794
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(1,893)	9,800	16,812	25,286
TOTAL COMPREHENSIVE INCOME (LOSS)	(204,563)	55,569	(425,252)	195,080
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	14,917	6,370	19,395	(5,496)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$(189,646)	$61,939	$(405,857)	$189,584

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(442,064)	$169,794
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	74,317	74,521
Inventory reserve	(44,737)	65,352
Allowance for doubtful accounts	(32,266)	21,245
Equity investment	(509,311)	—
Equity income	(58,427)	(250,455)
Changes in operating assets and liabilities:
Accounts receivable	687,194	(159,081)
Inventories	12,259	(14,690)
Prepaid expenses	177,720	(273,961)
Accounts payable	339,091	414,245
Accrued liabilities	(152,284)	(97,826)
Deferred revenue	(21,662)	22,658
Due to related parties	(51,778)	—
Net cash used by operating activities	(21,948)	(28,198)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	—	(4,341)
Net cash used by investing activities	—	(4,341)
NET INCREASE (DECREASE) IN CASH	(21,948)	(32,539)
Effect of exchange rate changes on cash and cash equivalents	12,561	(55,268)
CASH AND CASH EQUIVALENTS, BEGINNING	92,875	147,106
CASH AND CASH EQUIVALENTS, ENDING	$83,488	$59,299
Supplemental Information:
Interest paid	$5,390	$13,824
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2017 and March 31, 2016, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of December 31, 2018 the Company had a working capital deficit of $1,455,563 and an accumulated deficit of $20,446,992. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 13, 2018 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at December 31, 2018.

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and nine months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the year ended March 31, 2018. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2018, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Nine months ended December 31, 2018	Year ended March 31, 2018
Product warranty liability:
Opening balance	$6,164	$5,333
Accruals for product warranties issued in the period	—	831
Adjustments to liabilities for pre-existing warranties	(431)	—
Ending liability	$5,733	$6,164

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,733 and $6,164 as of December 31, 2018 and March 31, 2018, respectively.

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

At each of December 31, 2018 and March 31, 2018, the Company had 19,995,969, shares of common stock issued and outstanding.  At December 31, 2018 and March 31, 2018, the Company did not have any warrants outstanding but had 787,500 and 787,500 options outstanding respectively.

Further, pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the three and nine month periods ended December 31, 2018 and December 31, 2017 respectively, it would have excluded all options respectively since the Company’s average share trading price during the three month and nine month periods ended December 31, 2018 and December 31, 2017 were less than the exercise price of all options.

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

Comprehensive Income (Loss)

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains/(losses) of $16,812 and $25,286 for the nine months ended December 31, 2018 and 2017, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

Most of the Company’s sales revenue continues to be recognized when products are shipped from manufacturing facilities. For certain customer loyalty and free goods, the Company continues to recognize the proportionate revenue and cost of product when the incentives are shipped. For contracts with customers where performance occurs over time, such as software sales, the Company recognizes revenue rateably over the performance period.

Recent Accounting Pronouncements Not Yet Adopted

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or, that no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	LONG-TERM INVESTMENTS

GLAMSMILE ASIA LTD.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements however, we do not expect the adoption will have a material increase in the assets and liabilities of our consolidated balance sheet.

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
$1,470,776

For the nine month periods ended December 31, 2018 and December 31, 2017 the Company recorded equity income of $58,427 and $250,455 respectively as “Other income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	Nine months ended December 31, 2018	Nine months ended December 31, 2017
Revenues	$3,531,823	$5,393,457
Gross profit	3,012,123	4,620,453
Income (loss) from operations	355,576	1,327,759
Net income	$271,626	$1,164,370

CONDOR TECHNOLOGIES NV (formerly Medical Franchises & Investments (“MFI”)

Effective March 31, 2013, the Company acquired 6.12 % of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("MFI NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. Because the investment is being recognized as an available-for-sale investment, future unrealized gains and losses on the investment in MFI will also be recognized in other comprehensive income until realized.

MFI NV has been founded to market an advance in dental technology which has the potential to replace the process of making mechanical impressions of teeth and bite structures with a digital/optical scan. During November 2016, the name of the Company MFI NV was changed to Condor Technologies NV.

SMILEWISE CORPORATE B.V.B.A.

Effective April 16, 2018, the Company acquired 60% of the issued and outstanding shares of SmileWise Corporate B.V.B.A., a Belgium corporation (“SmileWise’) in exchange for a cash payment of $2,592 (2,226) that was made during April 2018. Because the investment is being recognized as an available-for –sale investment, future unrealized gains and losses on the investment in SmileWise will be recognized in other comprehensive income until realized.

SmileWise has been founded to develop and market software applications for dental practices.

METRICS IN BALANCE N.V.

Effective November 22, 2018, the Company acquired 63, 112 shares or 3.08% of the issued and outstanding shares of Metrics in Balance N.V., a Belgium Corporation (“MIB”). Because the investment is being recognized as an available-for-sale investment, future unrealized gains and losses on the investment in MIB will be recognized in other comprehensive income until realized.

MIB has been founded to allow healthcare and dental professionals to determine the relationship between malocclusion and posture problems thereby enabling therapy to improve quality of life.

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At December 31, 2018, five customers accounted for 53% the Company’s trade accounts receivables, and two customers accounted for 46.37%. At December 31, 2017, five customers accounted for 75.45% of the Company’s trade accounts receivables, and two customers accounted for 62.66%.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the nine months ended December 31, 2018 five suppliers accounted for 47.71% of the Company’s accounts payable. For the nine months ended December 31, 2017, the Company had five suppliers who accounted for 57.49% of accounts payable.

Revenues —  For the nine months ended December 31, 2018 the Company had five customers accounted for 76.77% of total revenues. Two of the five customers accounted for 55.80% of total revenues. For the nine months ended December 31, 2017 the Company had five customers that accounted for 54.67% of total revenues. Two of the five customers accounted for 41.24% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	December 31, 2018	March 31, 2018
Accounts receivable, gross	$627,890	$1,347,350
Less: allowance for doubtful accounts	(157,660)	(189,926)
Accounts receivable, net	$470,230	$1,157,424

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31, 2018	March 31, 2018
Raw materials	$10,491	$12,683
Components	110,859	134,660
Finished goods	603,311	634,314
	724,661	781,657
Less: reserve for obsolescence	(613,808)	(658,545)
Net inventory	$110,853	$123,112

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	December 31, 2018	March 31, 2018
Prepaid materials and components	$66,376	$235,010
VAT payments in excess of VAT receipts	21,672	1,733
Prepaid consulting	—	969
Prepaid rent	—	1,277
Other	31,443	58,222
	$119,491	$297,211

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2018	March 31, 2018
Furniture and Fixtures	$476,991	$477,001
Machinery and Equipment	2,154,822	2,104,720
	2,631,813	2,581,721
Accumulated depreciation	(2,483,785)	(2,438,039)
Property & equipment, net	$148,028	$143,682
12

9.	LONG TERM DEBT

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

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the nine month periods ended December 31, 2018 and 2017 respectively, the Company incurred $179,575 and $165,500 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

11.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2018	March 31, 2018
Accrued employee benefit taxes and payroll	$107,170	218,361
Accrued travel	5,773	6,164
Accrued VAT	6,493	12,472
Accrued audit and tax preparation fees	15,026	24,520
Reserve for warranty costs	5,773	6,164
Accrued consulting fees	121,050	136,726
Tax reserve	774	1,412
Other accrued expenses	9,196	17,720
	$271,255	423,539

12.	EQUITY COMPENSATION PLANS

As of December 31, 2018, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of December 31, 2018 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price

Options outstanding and exercisable March 31, 2018 and December 31, 2018	357,500	$0.50	430,000	$0.50
Exercise price range	$0.50		$0.50
Weighted average remaining life	.22 years		.22 years

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	787,500	$0.50	1,175,000

For the nine month periods ended December 31, 2018 and December 31, 2017 the Company recognized $Nil and $Nil in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the nine month periods ended December 31, 2018 and December 31, 2017.

13.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100.0% of our sales for the nine months ended December 31, 2018 and 82.5% of our sales for the nine months ended December 31, 2017 were generated from customers outside of the United States.

14.	COMMITMENTS

 Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Ghent, Belgium from an unrelated party pursuant to a nine year lease commencing September 1, 2008 at a base rent of €5,712 per month for the total location ($6,595 per month at December 31, 2018).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease that expired June 30, 2018 at a base rent of €969 per month for the total location.

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at December 31, 2018:

March 31, 2019	26,179
March 31, 2020	104,716
March 31, 2021	82,711
March 31, 2022	5,566
Total:	$$219,172

15.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		December 31, 2018		March 31, 2018
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	value
Cash	1	$83,488	$83,488	$92,875	$92,875
Accounts receivable	2	$470,230	$470,230	$1,157,424	$1,157,424
Long Term investment and advance - GlamSmile Dental Technology Asia	2	$2,303,564	$2,303,564	$2,245,137	$2,245,137
Long term investments and advances Condor	1	$1,378,653	$1,378,653	$1,378,653	$1,378,653
Long term investment SmileWise	1	$2,592	2,592	-	-
Long term investment Metrics in Balance	1	$509,311	509,311	-	-
Deferred revenue	2	$60,213	$60,213	$81,875	$81,875
Accounts payable	2	$1,908,157	$1,908,157	$1,569,067	$1,569,067
Accrued liabilities	2	$271,255	$271,255	$423,539	$423,539

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine month period ended December 31, 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Nine month period ended December 31, 2018	Nine month period ended December 31, 2017
Long term investments and advances:
Beginning balance	$2,245,137	1,970,245
Gains (losses) included in net loss	58,427	250,455
Transfers in (out of level 3)	—	—

Ending balance	$2,303,564	2,220,700

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and nine months ended December 31, 2018 and December 31, 2017. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 13, 2018 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2018	2017	2018	2017

NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	34.71%	27.34%	30.64%	33.16%
GROSS PROFIT	65.29%	72.66%	69.36%	66.84%
OPERATING EXPENSES
Research and development	0.00%	0.00%	0.01%	0.08%
Sales and marketing	47.93%	33.88%	44.70%	33.03%
General and administrative	64.44%	38.52%	59.43%	33.17%
Depreciation and amortization	5.96%	3.38%	6.19%	3.36%
TOTAL OPERATING EXPENSES	118.32%	75.78%	110.34%	69.65%
INCOME (LOSS) FROM OPERATIONS	(53.03)%	(3.12)%	(40.97)%	(2.81)%
Other income	4.91%	9.32%	4.20%	10.50%
INCOME (LOSS) BEFORE INCOME TAXES	(48.12%	6.20%	(36.77)%	7.69%
Income taxes	(0.21)%	(0.05)%	(0.07)%	(0.02)%
NET (LOSS) INCOME	(48.33)%	6.15%	(36.84)%	7.67%
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	3.56%	0.85%	1.62%	(0.25)%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	(44.77)%	7.00%	(35.23)%	7.42%

Net Sales

Net sales decreased by approximately 43.7% to $419,326 for the three months ended December 31, 2018 as compared to $745,103 for the three months ended December 31, 2017.  The decrease in sales is primarily due to the reduced sales of our Condor 3D Scanner in the North American market. In anticipation of our additional tool for the Condor 3D Scanner, which will be an easy-to-use addition (with minimal user training) to the already existing Condor 3D Scanner and which will be available by the 1st quarter 2019, we reduced our active approach in the US market, resulting in decreased sales in our veneer division.

Net sales decreased by approximately 45.8% to $1,199,814 for the nine months ended December 31, 2018 as compared to $2,215,136 for the nine months ended December 31, 2017.  Net sales decreased in the nine months ended December 31, 2018 for the same reason as the three month variance.

Cost of Sales

Cost of sales decreased approximately 28.6% to $145,536 for the three months ended December 31, 2018 as compared to $203,729 for the three months ended December 31, 2017 Cost of sales, as a percentage of net sales, has increased to 34.71% in the quarter ended December 31, 2018 as compared to 27.34% in the quarter ended December 31 2017.

Cost of sales decreased approximately 50% to $367,606 for the nine months ended December 31, 2018 as compared to $734,601 for the nine months ended December 31, 2017. Cost of sales, as a percentage of net sales, has decreased to 30.64% in the nine months ended December 31, 2018, as compared to 33.16% in the nine months ended December 31, 2017 mainly because of decreased sales of our 3D Scanner and our veneer division.

Gross Profit

Our gross profit decreased by $267,584 or 49.4% to $273,790 for the three months ended December 31, 2018 as compared to $541.374 for the three months ended December 31, 2017. Our gross profit as a percentage of sales decreased to 65.29% in the three months ended December 31, 2018 as compared to 72.66% for the three months ended December 31, 2017 primarily because of decreased sales in our veneer division and of our 3D Scanner product.

Our gross profit decreased by $648,327 or 43.8%, to $832,208 for the nine months ended December 31, 2018 as compared to $1,480,535 for the nine months ended December 31, 2017 primarily because of our decreased sales in our veneer division and of our 3D Scanner product.

Operating Expenses

Research and Development. Our research and development costs decreased by $1,740 or 9.5% to $120 for the nine months ended December 31, 2018 as compared to $1,860 for the nine months ended December 31, 2017.

Sales and marketing costs. Our sales and marketing costs for the three months ended December 31, 2018 and 2017 were $200,981 and $252,417 respectively, representing a decrease of $51,436 or 26.7%.

Our sales and marketing costs decreased by $195,269 or 26.7% to $536,353 for the nine months ended December 31, 2018 as compared to $731,622 for the nine months ended December 31, 2017 because of decreased attendance at trade shows and reduced travelling due to our reduced active approach in the US market.

General and administrative costs. Our general and administrative costs for the three months ended December 31, 2018 and 2017 were $270,204 and $287,029 respectively, representing a decrease of $16,825, or 5.9%. Our general and administrative costs for the nine months ended December 31, 2018 and 2017 were $713,025 and $734,826 respectively, representing a decrease of $21,801 or 3%.  The decrease in general and administration costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization was $24,982 for the three months ended December 31, 2018 as compared to $25,206 for the three months ended December 31, 2017.   Our depreciation and amortization was $74,317 for the nine months ended December 31, 2018 versus $74,521 for the nine months ended December 31, 2017.

Other income.   Our net other income was $20,581 for the three months ended December 31, 2018 as compared to $69,454 for the three months ended December 31, 2017, a decrease in other income of $48,873. The decrease in other income was primarily because of decreased equity income from our investments. Our net other income decreased by $182,078 to $50,417 for the nine months ended December 31, 2018 as compared to $232,495 for the nine months ended December 31, 2017, for the same reason as the three month variance.

Internal and External Sources of Liquidity

As of December 31, 2018, we had current assets of $784,062 compared to $1,670,722 at March 31, 2018. The decrease of $886,560 was due to a decrease of accounts receivable of $687,194, decrease in inventories of $12,259, decrease in prepaid expenses of $177,720, and decrease in cash of $9,387, offset by an increase in long term investments of $509,311.

As of December 31, 2018, we had cash of $83,488. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

 Cash and Cash equivalents

Our balance sheet at December 31, 2018 reflects cash of $83,488 as compared to $92,875 as of March 31, 2018, a decrease of $9,387.

Operations

Net cash used by operations was $21,948 for the nine months ended December 31, 2018 as compared to net cash used by operations of $28,198 for the nine months ended December 31, 2017. The decrease of $6,250 in net cash used by operations for the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017 is primarily because of our working capital assets provided sufficient cash to offset our loss.

Investing activities

Net cash used in investing activities totaled $nil for the nine months ended December 31, 2018 as compared to net cash used by investing activities of $4,341 for the nine months ended December 31, 2017. Cash used in the nine months ended December 31, 2018 and 2017 was primarily for investing in equipment.

Financing activities

During the nine months ended December 31, 2018 and December 31, 2017, we recognized a (decrease) in cash and cash equivalents of $12,561 and $(55,268), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2018 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: February 14, 2019	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2019	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

