Form 10-K
period 2019-03-31
REMEDENT, INC.
filed 2019-06-28
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15975

REMEDENT, INC.

(Name of small business issuer as specified in its charter)

Nevada	86-0837251
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Zuiderlaan 1-3, bus 8, 9000 Gent, Belgium	N/A
(Address of principal executive offices)	(Zip code)

011-329-241-58-80

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
N/A	N/A	N/A

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

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed third fiscal quarter, December 31, 2018, was approximately $3,599,274.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates” and this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of June 28, 2019 was 19,995,969.

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

Since January 2017, we have launched the ‘Condor” 3D Scanner for which we have the non-exclusive distribution rights for North America and Canada. “Condor” represents the next generation of intra-oral scanners at affordable prices for impressions and diagnostics. Rather than a laser, this new device uses stereoscopic visible light to create its 3D scan, making the entire system less costly, more power efficient, smaller, lighter and inherently safer than laser-based systems. Due to the open source system software, images and resulting crowns can be processed by any qualified lab, furthering flexibility for the dentist and lowering lab costs through the market.

Effective March 29, 2019, we acquired 26.09% of the issued and outstanding shares of Metrics in Balance N.V., post merge and integration of SmileWise Corporate B.V.B.A. into Metrics in Balance N.V. This integration made perfect sense, as SmileWise needed a new ‘practice-building’ clinical concept and Metrics in Balance needed a team to fill the clinics with patients. Metrics in Balance is a clinical concept that allows healthcare & dental professionals to diagnose the relationship between malocclusion and posture problems. SmileWise B.V.B.A. is a dental marketing agency and software developer catering to dentists, in particular, it offers services to dentist practices to boost their revenue by attracting new patients. It does so by offering a suite of software products and delivering consulting services such as dental marketing.

Corporate History

We were originally incorporated under the laws of Arizona in September 1996 under the name Remedent USA, Inc.  In October 1998, we were acquired by Resort World Enterprises, Inc., a Nevada corporation in a share exchange, and we immediately changed our name to Remedent USA, Inc. and later to Remedent, Inc.

In the latter part of 2008, we separated our OTC business from our professional business, in order to focus on the development, marketing and distribution of our products for the professional dental market.  In December 2008, we completed a restructuring in the form of a management-led buyout of 50% of our OTC retail business (“2008 Restructuring”).  The buyout was led by Mr. Robin List, our former director and Chief Executive Officer, with financing provided by a non-affiliated foreign investment fund.  We effected our OTC restructuring through a series of transactions involving subsidiary formations, contributions of subsidiary(ies) interests and sales of stock interests through subsidiary transactions.  As a result of the series of transactions Remedent Inc. retained 50% of  Remedent OTC BV, a Dutch company (“Remedent OTC”) with Mr. List owning the other 50%. Remedent OTC owned and held a 75% ownership interest in Sylphar Holding BV, a Dutch holding company which owned and held the OTC operating subsidiaries  (“Sylphar Holding”), together with Concordia Fund B.V. who owned 25% of Sylphar Holding.  As a result of Remedent, Inc.’s ownership interest in Remedent OTC, Remedent, Inc. held an ownership interest equal to 37.5% interest in Sylphar Holding.   As a result, all of the OTC business previously directly operated by us was operated and held by Sylphar Holding. In addition, following the restructuring we have focused our business primarily on the marketing and distribution of our GlamSmile Veneers. Effective July 13, 2012 and as amended February 7, 2013 the Company sold 100% of its interest in Remedent OTC BV.

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

On March 29, 2019, the Company acquired 26.09% of the issued and outstanding shares of Metrics in Balance N.V., a Belgium corporation. Metrics in Balance N.V. was founded to allow healthcare and dental professionals to determine the relationship between malocclusion and posture problems thereby enabling therapy to improve quality of life in cooperation with the SmileWise concept which is intended to support and increase organic growth of existing dental practices.

We have the following wholly owned subsidiaries: (1) Remedent N.V., a Belgium corporation; (2) Remedent Professional Holdings, Inc., a California corporation; (3) Remedent Professional, Inc., a California corporation (a subsidiary of Remedent Professional Holdings, Inc. (both inactive), (4) Glamtech-USA, Inc., a Delaware corporation and (5) Condor North America LLC., a Nevada corporation.  In addition, Remedent N.V., our wholly-owned subsidiary, has (A) a 51% ownership interest in GlamSmile Deutschland GmbH, a German private company (inactive), (B) a 80% ownership interest in GlamSmile Rome SRL (an Italian private Company) (inactive), a 50% ownership interest in Biotech Dental Benelux N.V. (a Belgium private Company), a 3.03% ownership interest in Condor Technologies N.V. (a Belgium Corporation) and a 26.09% ownership interest in Metrics in Balance N.V. ( a Belgium corporation). In addition, Remedent, N.V. owns a 21.51% ownership interest in Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”) whose subsidiaries include: Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong and a 100% owned subsidiary of Glamsmile Dental, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% Guangzhou Dental Clinic Co., Ltd., its 100% Wuhan Dental Clinic Co., Ltd. and its 50 % owned Whenzhou GlamSmile Dental Clinic Ltd.

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

Locations

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a lease expiring December 31, 2020 at a base rent of €6,353 per month for the total location ($7,139 per month at March 31, 2019).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease expiring June 30, 2018 at a base rent of €969 per month for the total location ($1,089 per month at March 31, 2019).

Manufacturing

Prior to 2003, all of the manufacturing related to our dental products was conducted through third party manufacturers under our supervision thereby minimizing demands on capital resources.  Beginning in 2003, parts of the manufacturing and the majority of the final assembly of our products were brought in-house, thereby improving control over quality while significantly reducing costs.  These efforts were expanded significantly during the fiscal year ended March 31, 2006, in particular with regard to the expansion of in-house manufacturing capabilities for our gel products and foam strips. The Company manufactures products through outsourced manufacturing in China, Ghent, Belgium, and France.

Research and Development

Our research and development expenses decreased $1,740 to $120 for the year ended March 31, 2019 as compared to $1,860 for the year ended March 31, 2018, a decrease of 93.5%.  Research and development expenses have decreased primarily because of the finalization of our software program the ‘SmileMe Mirror’.

Intellectual Property

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

Major Customers

At March 31, 2019 five customers accounted for a total of 23.59% of the Company’s trade accounts receivable and one of those customers accounted for 6.93% of total accounts receivable.   At March 31, 2018 five customers accounted for a total of 78.12% of the Company’s trade accounts receivable and one of those customers accounted for 60.77% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

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

Employees

We currently retain 4 full-time employees in Belgium, 3 full-time employees and 1 consultant in the United States. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Financial and Accounting Officer.  We have no employment agreements with our Chief Executive Officer, Mr. Guy De Vreese.

Financial Information About Geographic Areas

Refer to Note 13, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

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

Although we have earned a profit of $2,119,123 on revenue of $1,603,741 in fiscal 2019, $844,370 on revenue of $2,355,706 in fiscal 2017, a profit of $160,802 on revenue of $2,770,092 in fiscal 2016; a profit of $105,159 on revenue of $3,616,355 in fiscal 2015; a profit of $16,149,on revenue of $5,234,855 for the fiscal year ended March 31, 2004; a profit of $490,483 on revenue of $9,687,292 for the fiscal year ended March 31, 2012 , and a profit of $524,508 on revenue of $2,592,596 for the fiscal year ended March 31, 2014, we have a history of incurring substantial losses. Our losses $43,469 on revenue of $2,699,855 for the fiscal year ended March 31, 2018, $981,936 on revenue of $2,937,276 for the fiscal year ended March 31, 2013; $1,547,175 on revenue of $12,581,708 for the fiscal year ended March 31, 2011 and $2,349,915 on revenue of $8,247,960 for the fiscal year ended March 31, 2010. We expect to continue to incur increasing cost of revenues, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there is no assurance that we will be able to achieve or sustain profitability.

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

We have obtained loans from third parties and anticipate that we will need additional capital during the next twelve months.  In addition, if we are unable to secure additional financing to meet our future capital this will have adverse effects on our financial condition.

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

Currently our operations are primarily in Europe and Asia and for the fiscal years ended March 31, 2019 and March 31, 2018 100.00% and 82.11% respectively of our sales were generated form customers outside of the United States. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

We manufacture many of our products at Ghent, Belgium.  In order to achieve our business objectives, we will need to significantly expand our manufacturing capabilities to produce the systems and accessories necessary to meet demand.  We may encounter difficulties in scaling-up production of our products, including problems involving production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel.  In addition, our manufacturing facilities are subject to periodic inspections by foreign regulatory agencies.  Our success will depend in part upon our ability to manufacture our products in compliance with regulatory requirements.  Our business will suffer if we do not succeed in manufacturing our products on a timely basis and with acceptable manufacturing costs while at the same time maintaining good quality control and complying with applicable regulatory requirements.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a lease expiring December 31, 2020 at a base rent of €6,353 per month for the total location ($7,139 per month at March 31, 2019).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease expiring June 30, 2018 at a base rent of €969 per month for the total location ($1,089 per month at March 31, 2019).

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low

Quarter ended June 30, 2017	$0.40	$0.25
Quarter ended September 30, 2017	$0.30	$0.19
Quarter ended December 31, 2017	$0.33	$0.19
Quarter ended March 31, 2018	$0.34	$0.23
Quarter ended June 30, 2018	$0.24	$0.19
Quarter ended September 30, 2018	$0.26	$0.19
Quarter ended December 31, 2018	$0.24	$0.16
Quarter ended March 31, 2019	$0.23	$0.16

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 28, 2019, the number of stockholders of record was approximately 183, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2019, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007. In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders. These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2019 and March 31, 2018 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding and exercisable March 31, 2017	357,500	$0.96	1,000,000	$1.21
Options expired	—		(570,000)
Options outstanding and exercisable March 31, 2018	357,500		430,000
Options expired	(357,500)	$0.96	(430,000)	$1.21
Options outstanding and exercisable March 31, 2019	—		—

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	—	$—	1,962,500

For the years ended March 31, 2019 and March 31, 2018 the Company has not recognized any stock based compensation expense in the consolidated statement of operations. No stock options were granted in the years ended March 31, 2019 and March 31, 2018. As of March 31, 2019 all previously outstanding stock options had expired unexercised.

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

On January 16, 2014, the Company invested in the start-up capital of Biotech Dental Benelux N.V., a Belgium corporation in exchange for 50% of its Shares. Biotech Dental Benelux has been founded to market and sell dental implants for the Territory of Belgium, The Netherlands and Luxemburg. Our investment has enabled us to enlarge our product range and increase our sales in the current year ended March 31, 2019. 100% of Biotech Dental Benelux revenues are generated outside of the USA and are invoiced in Euros. In comparing our results in Euros, total sales increased by 20.76% to €421,789 for the fiscal year ended March 31, 2019, as compared to € 410,133 for the year ended March 31, 2018.

On January 1, 2017, the Company invested in the start-up of Newco Condor North America, LLC, a Nevada corporation. Condor North America, LLC. was founded to market, distribute and sell the Condor intra-oral 3D scanner for the Territory of North America and Canada.

On March 29, 2019, the Company acquired 26.09% of the issued and outstanding shares of Metrics in Balance N.V., a Belgium corporation. Metrics in Balance N.V. was founded to allow healthcare and dental professionals to determine the relationship between malocclusion and posture problems thereby enabling therapy to improve quality of life in cooperation with the SmileWise concept which is intended to support and increase organic growth of existing dental practices.

Financial Results and Trends

Revenue decreased by approximately 40.6% to $1,603,741 in the year ended March 31, 2019 as compared to $2,699,855 in the year ended March 31, 2018.  The decrease in sales is primarily due to the reduced sales of our Condor 3D Scanner in the North American market. In anticipation of our additional tool, in first instance a diagnostic tool, for the Condor 3D Scanner, which will be available by the end of the current calendar year 2019, we reduced our active approach in the US market, resulting in decreased sales. Secondly, since current calendar year 2019, we did change our veneer business model in some cases towards a business model based on royalty income instead of direct delivery to customers, resulting in overall decreased amount of sales in our veneer division.

Our net income attributable to our stockholders was $2,128,796 for fiscal 2019 and $(54,591) for fiscal 2018. During the year ended March 31, 2019 we recognized $2,851,529 in equity income compared to $274,892 earned in the year ended March 31, 2018.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, accounts payable, and accrued liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s investment in Condor Technologies (formerly MFI) is accounted for as a financial instrument with a readily determinable fair value and is initially measured at fair value with all subsequent gains and losses recorded in income.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $597,433 at March 31, 2019 and $658,545 at March 31, 2018.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2019 and March 31, 2018, advertising expense was $138,747 and $218,663 respectively.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2019	Year ended March 31, 2018
Product warranty liability:
Opening balance	$6,164	$5,333
Accruals for product warranties issued in the period	—	831
Adjustments to liabilities for pre-existing warranties	(545)	—
Ending liability	$5,619	$6,164

Based upon historical sales trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,619 and $6,164 as of March 31, 2019 and March 31, 2018, respectively.

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

As at each of March 31, 2019 and 2018, the Company had 19,995,969, shares of common stock issued and outstanding.  As at March 31, 2019 all of the Company’s previously outstanding options had expired unexercised. At March 31, 2018, the Company did not have any warrants outstanding, but had 787,500 options outstanding.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the year ended March 31, 2018, it would have excluded all options since the Company’s average share trading price during the last the year ended March 31, 2018 was less than the exercise price of all options. For the year ended March 31, 2019 a fully diluted share calculation was not computed since the Company had no outstanding options or warrants outstanding as at March 31, 2019.

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

The Company’s other comprehensive income for the year ended March 31, 2019 consisted of a foreign currency translation gain of $31,922. The Company’s other comprehensive income for the year ended March 31, 2018 consisted of a foreign currency gain on a fair value adjustment on AFS security in the amount of $178,361 and a loss on foreign currency translation of $680. Because of the adoption of ASU 2016-01 we recognized a transition date adjustment at April 1, 2018 and reclassified the unrecognized gain of $178,361 from other comprehensive income to deficit.

Stock Based Compensation

The Company had a stock-based compensation plan. The Company measures the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

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

Adoption of new accounting principles

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

The Company adopted the above accounting standards on April 1, 2018 under the modified retrospective method and the adoption had no material effect on the consolidated financial statements.

On April 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the income statement impact of equity investments held by an entity. The amendments require the unrealized gains or unrealized losses of equity instruments measured at fair value to be recognized in net income. Our adoption of this ASU had no material effect on the consolidated financial statements.

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2019 and 2018

Comparative details of results of operations for the years ended March 31, 2019 and 2018 as a percentage of sales are as follows:

	2019	2018
NET SALES	100.00%	100.00%
COST OF SALES	30.34%	34.00%
GROSS PROFIT	69.66%	66.00%
OPERATING EXPENSES
Research and development	0.01%	0.07%
Sales and marketing	45.39%	33.95%
General and administrative	62.90%	39.41%
Depreciation and amortization	6.10%	3.72%
TOTAL OPERATING EXPENSES	114.39%	77.14%
INCOME (LOSS) FROM OPERATIONS	(44.73)%	(11.14)%
Other income (expense)	176.92%	9.59%
INCOME (LOSS) BEFORE INCOME TAXES & NON-CONTROLLING INTEREST	132.19%	(1.55)%
Income tax expense	(0.05)%	(0.06)%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	132.14%	(1.61)%
NON-CONTROLLING INTEREST	0.60%	(0.41)%
NET INCOME	132.74%	(2.02)%

Net Sales

Net sales decreased by approximately 40.6% to $1,603,741 in the year ended March 31, 2019 as compared to $2,699,855 in the year ended March 31, 2018. The decrease in sales is primarily due to the reduced sales in our Condor 3D Scanner in the North American market. In anticipation of our additional tool, in first instance a diagnostic tool, for the Condor 3D Scanner, which will be available by the end of the current calendar year 2019, we reduced our active approach in the US market, resulting in decreased sales. Secondly, since current calendar year 2019, we did change our veneer business model in some cases towards a business model on royalty income instead of direct delivery to customers, resulting in overall decreased amount of sales in our veneer division.

Cost of Sales

Cost of sales decreased approximately 47% to $486,495 in the year ended March 31, 2019 as compared to $917,915 in the year ended March 31, 2018. The decrease in cost of sales is primarily due to the decreased sales in our 3D scanner division and our veneer division.

The cost of sales as a percentage of sales decreased to 30.34% for the year ended March 31, 2019 as compared to 34% for the year ended March 31, 2018 due to the shift in some cases of direct delivery to customers concerning our veneer division towards a royalty business model since the current calendar year 2019, resulting in a decreased cost of sales.

Gross Profit

Our gross profit decreased by $664,694 to $1,117,246 for the fiscal year ended March 31, 2019 as compared to $1,781,940 for the year ended March 31, 2018 primarily because of decreases sales in our veneer division and of our 3D Scanner division. Our gross profit as a percentage of sales increased to 69.66% for the year ended March 31, 2019 as compared to 66% for the year ended March 31, 2018 due to the shift in our veneer business model, since current calendar year 2019 where in some cases the direct deliveries of goods have been changed into a royalty business model.

Operating Expenses

Research and Development.  Our research and development expenses decreased $1,740 to $120 for the year ended March 31, 2019 as compared to $1,860 for the year ended March 31, 2018, because of the finalization of our Software program the ‘Smile Me Mirror’.

Sales and marketing costs.  Our sales and marketing costs decreased $188,660 to $727,897 or 20.6% for the year ended March 31, 2019 as compared to $916,557 for the year ended March 31, 2018.  Costs decreased because of decreased attendance at trade shows and reduced travelling due to our reduced active approach in the US market.

General and administrative costs.  Our general and administrative costs for the year ended March 31, 2019 and 2018 were $1,008,806 and $1,063,981 respectively, representing a decrease of $55,175 or 5.2%.  Our general and administrative costs have decreased because of an increased synergy between our internal divisions as a result of an ongoing internal reorganization.

Depreciation and amortization.  Our depreciation and amortization decreased $2,536 or 2.5%, to $97,770 for the year ended March 31, 2019 as compared to $100,306 for the year ended March 31, 2018. The decrease is primarily because our investments in equipment have declined relative to prior years.

Net interest expense.   Our net interest expense was $10,643 for the year ended March 31, 2019 as compared to $10,822 for the year ended March 31, 2018, a decrease of $179 or 1.7%. Interest expense has decreased primarily because of decreased debt.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2019 reflects cash and cash equivalents of $66,539 as compared to $92,875 as of March 31, 2018, a decrease of $26,336.

Operations

Net cash provided by operations was $547,291 more than the year ended March 31, 2018 primarily because our net income was $2,119,123 versus a net loss of $(43,469) in the prior year. Net cash provided by operations increased primarily because cash provided by decreasing accounts receivable and compensated by the increased equity investments.

As of March 31, 2019, we decreased our reserve for doubtful accounts from $189,926 to $157,903.

 Investing Activities

Net cash (used by)/provided by investing activities was $Nil for the year ended March 31, 2019 as compared to net cash used by investing activities of ($4,471) for the year ended March 31, 2018. During the year ended March 31, 2018 we spent $37,604 on purchases of equipment and on the further development of our Smile Me Software.

Financing Activities

During the years ended March 31, 2019 and March 31, 2018, we recognized a (decrease) in cash and cash equivalents of $(593,954) and $(70,087), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2019, we had current assets of $655,933 compared to $1,670,622 at March 31, 2018. This decrease of $1,014,689 was due to a decrease in cash of $26,336, a decrease in accounts receivable of $923,516, a decrease in inventories of $12,150, and a decrease in prepaid expenses of $52,687.

Current liabilities at March 31, 2019 of $2,432,293 were $306,034 greater than current liabilities as at March 31, 2018 of $2,126,259.  The increase was primarily a result of an increase in accounts payable of $350,030, an increase in accrued liabilities of $26,808, offset by a decrease in deferred revenue of $18,023 and a decrease in due to related parties of $51,778.

Our cash and cash equivalents of $66,539 as of March 31, 2019 is not sufficient to support our operations through our current fiscal year and we may need additional financing. During the year ended March 31, 2019, we have been able to generate cash flows sufficient to support our operations. The continuation of the Company is dependent upon the Company’s ability to continue to generate profitable operations. We may remain dependent on outside sources of funding until our results of operations provide consistent positive cash flows.

We have supported current operations by raising additional operating cash through loans and strategic partnerships and through the sale of non-core divisions of our business. During the year ended March 31, 2014 we sold 7.9% of our investment in GlamSmile Asia for $3,000,000 and were fully paid by the end of March 31, 2017 in cash. Proceeds of the sale were used to repay our existing bank facility and repay our long-term debt.

At this time, we do not expect to purchase or sell any significant property or equipment over the next 12 months. The Company does not currently expect a significant change in the number of its employees over the next 12 months.

Off-Balance Sheet Arrangements

At March 31, 2019, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

As of March 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in COSO 2013 “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2019 based on the COSO criteria.

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

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person	Age	Position
Guy De Vreese	64	Chairman, Chief Executive Officer

Fred Kolsteeg	76	Director

Philippe Van Acker	54	Director, Chief Financial Officer and Chief Accounting Officer

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

Code of Ethics

We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. A copy of our Code of Ethics is available to any stockholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2019, were timely filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2019 and March 31, 2018, respectively:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)

Guy De Vreese, CEO and Chairman	2019	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$38,852	(1)	$38,852	(1)
	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$40,097	(1)	$40,097	(1)
	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$91,081	(1)	$91,081	(1)
Philippe Van Acker,	2019	$182,278	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$182,278
Chief Accounting Officer, Director	2018	$170,191	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$170,191
	2017	$143,534	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$143,534

(1)	These amounts are consulting fees paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.

Outstanding Equity Awards at Fiscal Year End

As of March 31, 2019, there were no outstanding stock awards.

Director Compensation Table

Generally, our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.  However, at the discretion of our Board of Directors, we may periodically issue stock options under our stock option plan to directors.

Our Directors did not receive any compensation for board services during the fiscal year ended March 31, 2019.

Employment Agreements

Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker, our Chief Financial Officer and Chief Accounting Officer.  We do not currently have any employment agreement with our Chief Executive Officer.

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

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Guy De Vreese, CEO, Chairman (2)
Zuiderlaan 1-3, box 8
9000 Ghent, Belgium	4,633,680	23.17%

Fred Kolsteeg, Director
Managelaantje 10
3062 CV Rotterdam
The Netherlands	95,000	0.48%

All Officers and Directors as a Group (3 persons)	4,728,680	23.65%

5% or Greater Stockholders

Sternberg Stuart	2,533,793	12.67%

*       Less than one percent

1.	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

2.	Guy De Vreese holds 3,154,426 shares in his own name; 72,787 shares of common stock held in the name of Lausha N.V., a Belgian company controlled by Guy De Vreese; 6,467 shares of common stock held in the name of Lident N.V., a Belgian company controlled by Guy De Vreese; and 1,400,000 shares of common stock held in the name of Lausha HK, a Hong Kong company controlled by Guy De Vreese.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Compensation

During the years ended March 31, 2019 and 2018 respectively, the Company incurred $221,130 and $210,288 in compensation expense for all directors and officers.

Advances

As at March 31, 2018 the Company owed $51,778 to a company owned by its CEO. The loan is non-interest bearing, unsecured, and payable upon demand and was repaid during the year ended March 31, 2019.

Sales Transactions

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

Other Transactions

On June 3, 2009, the Company entered into the First Fit-Crown Distribution and License Agreement (the “First Fit Distribution Agreement”) with Den-Mat.  Under the terms of the First Fit Distribution Agreement, the Company appointed Den-Mat to be its sole and exclusive distributor to market, license and sell certain products relating to the Company’s proprietary First Fit technology (the “First Fit Products”), in the United States, Canada and Mexico (the “First Fit Territory”).  In connection therewith, the Company also granted Den-Mat certain non-exclusive rights to manufacture and produce the First Fit Products in the First-Fit Territory and a sole and exclusive transferable and sublicensable right and license to use the Company’s intellectual property rights relating to the First Fit Products to perform its obligations as a distributor (provided the Company retains the right to use and license related intellectual property in connection with the manufacture of the First Fit Products for sale outside of the  First Fit Territory), as the terms and transactions are further detailed in the First Fit Distribution Agreement.  The consummation of the transactions described herein and contemplated in the First Fit Distribution Agreement are subject to certain closing conditions which includes, in addition to customary closing conditions: the completion of Den-Mat’s due diligence with respect to the First Fit Products to its satisfaction; execution and delivery of  Non-Competition Agreements by Guy De Vreese and Evelyne Jacquemyns; and the delivery of the Development Payment and first installment of the License Payment (the “Development Payment” and License Payment” are defined below).  The First Fit Distribution Agreement provides that the consummation of the transactions contemplated therein will occur upon the performance or waiver of such closing conditions.  Under the First Fit Distribution Agreement, the Company granted such distribution rights, licensing rights and manufacturing rights, in consideration for the following:  (i) a non-refundable development fee of Four Hundred Thousand Dollars ($400,000) (the “Development Payment”) payable in two installments as follows: (a) Fifty Thousand Dollars ($50,000) within seven (7) days after the effective date of the First Fit Distribution Agreement (the “Effective Date”), and (b) Three Hundred Fifty Thousand Dollars ($350,000) within twenty one (21) days after the Effective Date ; (ii) a non-refundable license fee of Six Hundred Thousand Dollars ($600,000) payable in three (3) equal installments of $200,000 each, with the first installment payable on the closing date contemplated in the First Fit Distribution Agreement (the “Closing Date”), and with the second and third installments payable on the 30th and 60th day, respectively, after the Closing Date; (iii) certain royalty payments based on the sales of the First Fit Products by Den-Mat or its sub-licensees; and (iv) certain minimum royalty payment to maintain exclusivity, as such  terms are more particularly described in the First Fit Distribution Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees . The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2019 and the review of our quarterly reports for such year amounted to $34,292. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2018 and the review of our quarterly reports for such year, amounted to $30,524.

Audit Related Fees . For the years ended March 31, 2019 and March 31, 2018, we paid $7,250 and $7,000, respectively, to our auditors for other audit related fees.

Tax Fees. For the years ended March 31, 2019 and March 31, 2018, we paid $Nil and $Nil, respectively, to our auditor for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2019	2018
Audit Fees	$34,292	$30,524
Audit Related Fees	$7,000	$7,000
Tax Fees	$-	$-
All Other Fees	$-	$-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2019.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

Consolidated balance sheet as of March 31, 2019 and March 31, 2018, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 years period ended March 31, 2019.

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

REMEDENT, INC.

Dated: June 28, 2019	/s/ Guy De Vreese
By: Guy De Vreese
Its: Chief Executive Officer (Principal Executive
Officer)

Dated: June 28, 2019	/s/ Philippe Van Acker
By: Philippe Van Acker
Its: Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 28, 2019	/s/ Guy De Vreese
Guy De Vreese, Chairman of the Board of Directors, and
Chief Executive Officer (“Principal Executive Officer”)

Dated: June 28, 2019	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Dated: June 28, 2019	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (4)

10.3	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (5)

10.4	Distribution, License and Manufacturing Agreement dated as of January 20, 2012, (the “Effective Date”) by and among Remedent, Inc., a Nevada corporation (“Remedent Nevada”), Remedent N.V., a company incorporated under the laws of Belgium (“Remedent Belgium) and GlamSmile Dental Technology, Ltd., a company incorporated under the laws of the Cayman Islands (7)

10.5	Termination and License Agreement dated March 27, 2012 (7)

14.1	Code of Ethics, adopted March 25, 2003 (6)

21.1	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (*)

*	Filed herewith

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed with the SEC on July 24, 2002.

(2)	Incorporated by reference from Form 8-K filed with the SEC on June 8, 2005.

(3)	Incorporated by reference from Form SB-2 filed with the SEC on August 4, 2005.

(4)	Incorporated by reference from Form SB-2/A filed with the SEC on October 26, 2005.

(5)	Incorporated by reference from Form 8-K filed with the SEC on December 16, 2008.

(6)	Incorporated by reference from Form 10-KSB filed with the SEC on July 15, 2003.

(7)	Incorporated by reference from Form 10-KSB filed with the SEC on July 16, 2012.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Remedent, Inc. and its subsidiaries (the “Company”) as of March 31, 2019 and March 31, 2018 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2019 and March 31, 2018, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Vandelanotte Bedrijfsrevisoren CVBA

Statutory Auditors

Represented by

/s/ René Van Asbroeck
Registered Auditor

We have served as the Company’s auditor since 2013

Brussels - Belgium, June 27, 2019

REMEDENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,539	$92,875
Accounts receivable, net of allowance for doubtful accounts of $157,903 at March 31, 2019 and $189,926 at March 31, 2018	233,908	1,157,424
Inventories, net	110,962	123,112
Prepaid expense	244,524	297,211
Total current assets	655,933	1,670,622
PROPERTY AND EQUIPMENT, NET	125,733	143,682
OTHER ASSETS
Equity investment in GlamSmile Asia Ltd (Note 3)	2,306,817	2,245,137
Investment in Condor Technology (Note 3)	1,335,680	1,378,653
Equity investment in Metrics in Balance (Note 3)	3,472,011	—
Total assets	$7,896,174	$5,438,094
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,919,095	$1,569,067
Accrued liabilities	450,347	423,539
Deferred revenue	63,852	81,875
Due to related parties	—	51,778
Total current liabilities	2,433,294	2,126,259

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2019 and March 31, 2018 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at March 31, 2019 and March 31, 2018 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(17,717,166)	(20,024,323)
Accumulated other comprehensive income (loss)	(1,082,992)	(936,553)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	5,392,157	3,231,439
Non-controlling interest	70,723	80,396
Total stockholders’ equity	5,462,880	3,311,835
Total liabilities and equity	$7,896,174	$5,438,094

COMMITMENTS (Note 14)

 The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2019	2018

Net sales	$1,603,741	$2,699,855
Cost of sales	486,495	917,915
Gross profit	1,117,246	1,781,940
Operating Expenses
Research and development	120	1,860
Sales and marketing	727,897	916,557
General and administrative	1,008,806	1,063,981
Depreciation and amortization	97,770	100,306
TOTAL OPERATING EXPENSES	1,834,593	2,082,704
OPERATING INCOME (LOSS)	(717,347)	(300,764)
NON-OPERATING INCOME (EXPENSE)
Equity income from investments (Note 3)	2,851,529	274,892
Interest expense	(10,643)	(10,822)
Other (expense)	(3,542)	(5,180)
TOTAL OTHER INCOME	2,837,344	258,890
PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,119,997	(41,874)
Income tax recovery (expense)	(874)	(1,595)
NET (LOSS) BEFORE NON-CONTROLLING INTEREST, NET OF TAX	2,119,123	(43,469)
NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	9,673	(11,122)
NET (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$2,128,796	$(54,591)
PROFIT (LOSS) PER SHARE
Basic	$0.011	$(0.00)
Fully diluted	$0.02	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended March 31,
	2019	2018

Net income (loss)	$2,119,123	$(43,469)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	31,922	(680)
Fair value adjustment on AFS investment Condor Technologies (formerly MFI)	—	178,361
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	31,922	177,681

TOTAL COMPREHENSIVE (LOSS) INCOME	2,151,045	134,212
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	9,673	(11,122)
COMPREHENSIVE PROFIT ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$2,160,718	$123,090

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2017	19,995,969	19,996	24,906,269	97,500	(19,969,732)	(831,450)	(1,114,234)	3,108,349	69,274	3,177,623

Other comprehensive income	—	—	—	—	—	—	177,681	177,681	—	177,681

Net income (loss) for the year	—	—	—	—	(54,591)	—	—	(54,591)	11,122	(43,469)

Balance, March 31, 2018	19,995,969	19,996	24,906,269	97,500	(20,024,323)	(831,450)	(936,553)	3,231,439	80,396	3,311,835

ASU 2016-01 Transition Adjustment	—	—	—	—	178,361	—	(178,361)	—	—	—

Other comprehensive income	—	—	—	—	—	—	31,922	31,922	—	31,922

Net income for the year	—	—	—	—	2,128,796	—	—	2.128.796	(9,673)	2.119,123

Balance, March 31, 2019	19,995,969	19,996	24,906,269	97,500	(17,717,166)	(831,450)	(1,082,992)	5,392,157	70,723	5,462,880

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,119,123	$(43,469)
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	97,770	100,306
Inventory reserve	(61,112)	78,641
Allowance for doubtful accounts	(32,023)	25,605
Investment income	(2,851,529)	(274,892)
Changes in operating assets and liabilities:
Accounts receivable	923,516	(214,173)
Inventories	12,150	(12,708)
Prepaid expenses	52,687	(213,072)
Accounts payable	350,030	530,382
Accrued liabilities	26,808	(17,711)
Deferred revenue	(18,024)	9,640
Due to related parties	(51,778)	51,778
Net cash provided by operating activities	567,618	20,327
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	—	(4,471)
Net cash used by investing activities	—	(4,471)
NET INCREASE IN CASH	567,618	15,856
Effect of exchange rate changes on cash and cash equivalents	(593,054)	(70,087)
CASH AND CASH EQUIVALENTS, BEGINNING	92,875	147,106
CASH AND CASH EQUIVALENTS, ENDING	$66,539	$92,875
Supplemental Cash Flow Information :
Interest paid	$10,643	$10,822
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2019, March 31, 2018 and March 31, 2017, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of March 31, 2019 the Company had a working capital deficit of $1,777,361 and an accumulated deficit of $17,717,166. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2019.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent, Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Condor North America LLC, a Nevada corporation, Remedent N.V.’s 50% owned subsidiary, Biotech Dental Benelux N.V., a Belgium private company located in Ghent, Remedent N.V.’s  51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich (effective March 31, 2014 this subsidiary is inactive), Remedent N.V.’s 80% owned subsidiary, GlamSmile Rome, an Italian private company located in Rome (effective March 31, 2014 this subsidiary is inactive)

Remedent N.V. owns 21.51 % of Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”). The subsidiaries of Glamsmile Dental include: Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% owned Guangzhou Dental Clinic Co., Ltd. and its 50% owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment)

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement.  To date, management has not identified any impairment of property and equipment.  There can be no assurance, however, that market conditions or demands for the Company’s services will not change which could result in future long-lived asset impairment.  There were no impairment charges during the periods presented.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, equity investments, accounts payable andaccrued liabilities. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short maturities of those instruments. The Company’s investment in Condor Technologies (formerly MFI) is accounted for as a financial instrument with a readily determinable fair value and is initially measured at fair value with all subsequent gains and losses recorded in income.The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $597,433 at March 31, 2019 and $658,545 at March 31, 2018.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2019 and March 31, 2018, advertising expense was $138,747 and $218,663, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

 Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2019	Year ended March 31, 2018
Product warranty liability:
Opening balance	$6,164	$5,333
Accruals for product warranties issued in the period	—	831
Adjustments to liabilities for pre-existing warranties	(545)	—
Ending liability	$5,619	$6,164

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,619 and $6,164 as of March 31, 2019 and March 31, 2018, respectively.

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

At each of March 31, 2019 and 2018, the Company had 19,995,969, shares of common stock issued and outstanding. At March 31, 2019 and 2018, the Company did not have any warrants outstanding, but had Nil and 787,500 options outstanding, respectively.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2019 and 2018 respectively, it would have excluded all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all options.

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

Stock Based Compensation

The Company had a stock-based compensation plan which is described more fully in Note 12. The Company measures the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognizes compensation expense over the requisite service period for awards expected to vest.

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

Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s five primary customers totaled $92,409 or 23.59% at March 31, 2019 (March 31, 2018 - $1,052,534 or 78.12%).

The credit risk on cash and cash equivalents is limited because the Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions. The Company has not experienced any material losses in such accounts.

The Company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

In order to manage its exposure to foreign exchange risks, the Company is closely monitoring the fluctuations in the foreign currency exchange rates and the impact on the value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The Company has not hedged its exposure to currency fluctuations.

Equity Method Investment

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends received and the Company’s share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded through interest and other loss, net in the consolidated statements of income and comprehensive income.

New Accounting Pronouncements

Adoption of new accounting principles

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

The Company adopted the above accounting standards on April 1, 2018 under the modified retrospective method and the adoption had no material effect on the consolidated financial statements.

On April 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the income statement impact of equity investments held by an entity. The amendments require the unrealized gains or unrealized losses of equity instruments measured at fair value to be recognized in net income. As a result of our adoption of this ASU we are no longer recognizing unrealized holding gains on losses on equity securities previously classified as available for sale in other comprehensive income. . Further, as required under this ASU we have recorded a transition date adjustment to our opening balance sheet as at April 1, 2018 to recognize the cumulative-effect of the adoption of ASU 2016-01 by reclassifying $178,361 in unrealized income from other comprehensive income to deficit.

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

On January 30, 2014, the Company sold a total of 2,500,000 ordinary shares of its investment in GlamSmile Dental Technology Ltd for $3,000,000 and recognized a gain on the sale in the amount of $1,582,597. As of March 31, 2014 the Company has received $1,850,000 and has recorded the balance of $1,150,000 as an amount receivable. Effective March 31, 2014 the Company has retained a 21.51% ownership in GlamSmile Asia Ltd.

The Company has measured its 21.51% ownership in GlamSmile Asia Ltd. at historical cost. As of March 31, 2019, the investment in GlamSmile Asia was fair valued using the income approach and no impairment indicators have been identified.

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

In conjunction with the transaction and resulting deconsolidation of Glamsmile Dental, the Company recorded a gain of $1,470,776, calculated as follows:

Consideration received	$2,000,000
Fair value of 29.4% interest	2,055,884
Carrying value of non-controlling interest	1,117,938
Less: carrying value of former subsidiary’s net assets	(2,002,329)
Goodwill	(699,635)
Investment China & Hong Kong	(1,082)
Rescission agreement Excelsior	(1,000,000)
$1,470,776

For the year ended March 31, 2019, the Company recorded equity income of $61,680 (2018 – equity income of $274,892) in “Equity income from investments” for its portion of the net income recorded by GlamSmile Dental Technology Ltd. As at March 31, 2019 and March 31, 2018, unrealized net gains were $61,680 and $274,892 respectively.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	March 31, 2019	March 31, 2018
Revenues	$4,644,421	$6,638,439
Gross profit	3,952,082	5,689,451
Income (loss) from operations	380,539	1,513,609
Net income	$286,752	$1,277,977

CONDOR TECHNOLOGIES (formerly Medical Franchises & Investments (“MFI”)

Effective March 31, 2013, the Company acquired 6.12% of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("Condor Technologies NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. As a result of our adoption of ASU 2016-01, the investment is being recognized as a financial instrument with a readily determinable fair value and an unrecognized loss of $(42,973) has been recorded in income due to the fair value per share at March 31, 2019, being $19.60 (€15,90) per share. Further, as a result of our adoption of ASU 2016-01, we have recorded a transition date adjustment as at April 1, 2018 to reclassify the unrecognized profit of $178,361 recorded in 2018 from other comprehensive income to deficit.

MFI NV has been founded to market an advance in dental technology which has the potential to replace the process of making mechanical impressions of teeth and bite structures with a digital/optical scan. During November 2016, the name of the Company MFI NV was changed and renamed to Condor Technologies NV.

METRICS IN BALANCE N.V.

Effective November 22, 2018, the Company acquired 63,112 shares or 3.08% of the issued and outstanding shares of Metrics in Balance N.V., a Belgium Corporation (“MIB”). As of March 29, 2019, our 60% ownership of SmileWise was merged into MIB, and we converted cash payments to MIB of $123,912 (€ 110,271) to MIB shares; resulting in an increased in our shareholding of MIB by 1,082,190 shares to a total of 1,145,302 or 26.09%. MIB listed on the Euronext, Paris, France in March 2018 and trading has been minimal to date. Consequently, the quoted market price has not been disclosed because it may not be representative of the fair value of our investment. MIB has been founded to allow healthcare and dental professionals to determine the relationship between malocclusion and posture problems thereby enabling therapy to improve quality of life.

As a result of the increase in share ownership the Company has determined that significant control exists and consequently the investment is being recorded as an equity investment and all gains or losses are recorded in income.

During the year ended March 31, 2019 we have recorded $2,832,822 in equity income comprised of a gain on merger of SmileWise in the amount of $3,007,301 resulting from the re-measurement of the value of SmileWise, offset by an equity loss of $174,479. SmileWise was fair valued using an average of discounted cash flow and comparable exit methods employing the following inputs: discounted cash flows using a weighted average cost of capital (“WAAC”) of 23%; software as a service (“SaaS”) multiples, dental industry multiples and mergers and acquisition (“M&A”) multiples of between 5.1 and 18.5. As at March 31, 2019 unrealized net gains on our investment in MIB were $2,832,822.

The following tables represent the summary financial information of MIB as derived from its financial statements and prepared under US GAAP:

Operating data:	March 31, 2019
Revenues	$12,307
Gross profit	10,544
Income (loss) from operations	(322,463)
Net income (loss)	$(327,793)

SMILEWISE CORPORATE B.V.B.A.

 Effective April 16, 2018, the Company acquired 60% of the issued and outstanding shares of SmileWise Corporate B.V.B.A., a Belgium corporation (“SmileWise’) in exchange for a cash payment of $2,592 (€2,226) that was made during April 2018. As of March 29, 2019, 100% of SmileWise was merged into MIB. This merger/integration was completed because SmileWise needed a new ‘practice-building’ clinical concept and MIB needed a team to fill the clinics with patients. SmileWise is a dental marketing agency and software developer catering to dentists.

4.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2019 five customers accounted for a total of 23.59% of the Company’s trade accounts receivable and one of those customers accounted for 6.93% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. At March 31, 2018 five customers accounted for a total of 78.12% of the Company’s trade accounts receivable and one of those customers accounted for 60.77% of total accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. As at March 31, 2019, the Company had five suppliers who accounted for 48.86% of unpaid accounts payable and one of those customers accounted for 42.18% of total unpaid accounts payable.

As at March 31, 2018, the Company had five suppliers who accounted for 54.48% of unpaid accounts payable and one of those suppliers accounted for 45.43% of total unpaid accounts payable.

Revenues — For the year ended March 31, 2019 the Company had five customers that accounted for 64.48% of total revenues and one of those customers accounted for 22.90% of total revenues. For the year ended March 31, 2018 the Company had five customers that accounted for 58.91% of total revenues and one of those customers accounted for 33.12% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2019	March 31, 2018
Accounts receivable, gross	$391,811	$1,347,350
Less: allowance for doubtful accounts	(157,903)	(189,926)
Accounts receivable, net	$233,908	$1,157,424

6.	INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2019	March 31, 2018
Raw materials	$9,151	$12,683
Components	121,941	134,660
Finished goods	577,303	634,314
	708,395	781,657
Less: reserve for obsolescence	(597,433)	(658,545)
Net inventory	$110,962	$123,112

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2019	March 31, 2018
Prepaid materials and components	$217,172	$235,010
Prepaid consulting	—	969
Prepaid trade show expense	4,933	—
VAT payments in excess of VAT receipts	7,355	1,733
Prepaid rent	—	1,277
Other	15,064	58,222
	$244,524	$297,211

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2019	March 31, 2018
Furniture and Fixtures	$478,406	$477,001
Machinery and Equipment	2,154,822	2,104,720
	2,633,228	2,581,721
Accumulated depreciation	(2,507,495)	(2,438,039)
Property & equipment, net	$125,733	$143,682

9.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2019 and 2018 respectively, the Company incurred $221,130 and $210,288 respectively as compensation for all directors and officers.

 All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

10.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2019	March 31, 2018
Accrued employee benefit taxes and payroll	$176,858	$218,361
Accrued travel	5,619	6,164
Accrued audit and tax preparation fees	23,255	24,520
Reserve for warranty costs	5,619	6,164
Accrued consulting fees	179,669	136,726
Tax reserve	753	1,412
VAT to be paid	7,462	12,472
Other accrued expenses	51,112	17,720
	$450,347	$423,539

11.	INCOME TAXES

The domestic and foreign (“Belgium”, “German”, “Italian”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2019	March 31, 2018
Domestic	$(655,273)	$(377,939)
Foreign	2,775,270	336,065
	$2,119,997	$(41,874)

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2019	March 31, 2018
Domestic — Net operating loss carryforward	$7,984,906	$7,807,982
Foreign — Net operating loss carryforward	(831,619)	962
Total	7,153,287	7,808,944
Valuation allowance	(7,153,287)	(7,808,944)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2019 and March 31, 2018 are as follows:

	March 31, 2019	March 31, 2018
Domestic
Pre tax income (loss)	$(655,273)	$(377,939)
Statutory tax rate	27%	35%
Tax benefit based upon statutory rate	(176,924)	(132,104)
Valuation allowance	176,924	132,104
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	2,775,270	336,065
Statutory tax rate	30%	35%
Tax expense (benefit) based upon statutory rate	832,581	117,623
Permanent differences	(832,581)	(117,623)
	—	—
Net foreign income tax expense (recovery)	874	1,595
Total Income tax expense (recovery)	$874	$1,595

12.	EQUITY COMPENSATION PLANS

As of March 31, 2019, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2019 and March 31, 2018 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding and exercisable March 31, 2017	357,500	$0.96	1,000,000	$1.21
Options expired	—		(570,000)
Options outstanding and exercisable March 31, 2018	357,500		430,000
Options expired	(357,500)		(430,000)
Options outstanding and exercisable March 31, 2019	—		—

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	—	$—	1,962,500

For the years ended March 31, 2019 and March 31, 2018 the Company has not recognized any stock based compensation expense in the consolidated statement of operations. No stock options were granted in the years ended March 31, 2019 and March 31, 2018. As of March 31, 2019 all of the Company’s previously outstanding stock options have expired unexercised.

13.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., and Biotech Dental Benelux N.V. in the year ended March 31, 2019 and the year ended March 31, 2018. Our operations are primarily in Europe and Asia and 100% of our sales for the fiscal year ended March 31, 2019 and 82% of our sales for the fiscal year ended March 31, 2018 were generated from customers outside of the United States.

14.	COMMITMENTS

Real Estate Lease:

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a lease expiring December 31, 2020 at a base rent of €6,353 per month for the total location ($7,139 per month at March 31, 2019).

Secondly, the Company leases an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease expiring June 30, 2018 at a base rent of €969 per month for the total location ($1,089 per month at March 31, 2019).

Real Estate Lease and All Other Leased Equipment:

Minimum monthly lease payments for real estate, and all other leased equipment are as follows based upon the conversion rate for the (Euro) at March 31, 2019:

March 31, 2020	101,923
March 31, 2021	80,505
March 31, 2022	5,417

Total:	$187,845

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2019		March 31, 2018
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	66,539	$66,539	$92,875	$92,875
Accounts receivable	2	233,908	$233,908	$1,157,424	$1,157,424
Long Term investment and advance - GlamSmile Dental Technology Asia	3	2,306,817	$2,306,817	$2,245,137	$2,245,137
Long term investments and advances Condor	1	1,335,680	$1,335,680	$1,378,653	$1,378,653
Long term investment in Metrics in Balance	1	3,472,011	3,472,011
Deferred revenue	2	63,852	$63,852	$81,875	$81,875
Accounts payable	2	1,919,095	$1,919,095	$1,569,067	$1,569,067
Accrued liabilities	2	450,347	$450,347	$423,539	$423,539

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2019 or March 31, 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 2):

	Year ended March 31, 2019	Year ended March 31, 2018
Long term investments and advances:
Beginning balance	$2,245,137	$1,970,245
Gains (losses) included in net loss	61,680	274,892
Transfers in (out of level 3)	—	—

Ending balance	$2,306,817	$2,245,137

Fair values for Level 3 assets are determined based upon management’s cash flow projections.