Form 10-Q
period 2019-06-30
REMEDENT, INC.
filed 2019-08-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Yes ☐                                  No ☒

The number of common shares of registrant’s stock outstanding as of August 14, 2019 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,536	$66,539
Accounts receivable, net of allowance for doubtful accounts of $159,140 at June 30, 2019 and $157,903 at March 31, 2019	402,230	233,908
Inventories, net	110,867	110,962
Prepaid expenses and other current assets	261,401	244,524
Total current assets	854,034	655,933

PROPERTY AND EQUIPMENT, NET	65,740	125,733

OTHER ASSETS
Equity investment in GlamSmile Asia Ltd (Note 3)	2,349,202	2,306,817
Investment in Condor Technology (Note 3)	1,194,799	1,335,680
Investment in Metrics in Balance (Note 3)	3,469,233	3,472,011
Total assets	$7,933,008	$7,896,174
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,002,144	$1,919,095
Accrued liabilities	456,792	450,347
Deferred revenue	133,398	63,852
Total current liabilities	2,592,334	2,433,294
Long-term portion of lease liabilities	86,834	—
Total liabilities	2,679,168	2,433,294

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2019 and March 31, 2019 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2019 and March 31, 2019 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(17,908,311)	(17,717,166)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,126,232)	(1,082,992)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	5,157,772	5,392,157
Non-controlling interest	96,068	70,723
Total stockholders’ equity	5,253,840	5,462,880
Total liabilities and equity	$7,933,008	$7,896,174

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2019	2018
Net sales	$309,964	$434,848
Cost of sales	77,007	105,534
Gross profit	232,957	329,314
Operating Expenses
Research and development	—	120
Sales and marketing	106,738	193,899
General and administrative	170,956	267,467
Depreciation and amortization	22,435	24,415
TOTAL OPERATING EXPENSES	300,129	485,901
INCOME (LOSS) FROM OPERATIONS	(67,172)	(156,587)
OTHER INCOME (EXPENSES)
Equity loss from investments	(101,274)	3,731
Interest expense	(1,667)	(1,992)
Interest /other income	—	229
Other income (expenses)	4,312	(1,671)
TOTAL OTHER INCOME	(98,629)	297

NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST	$(165,801)	$(156,290)
NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(25,344)	(2,474)
NET (LOSS) ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	$(191,145)	$(158,764)

(LOSS) INCOME PER SHARE
Basic	$(0.00)	$(0.00)
Fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended June 30,
	2019	2018
NET (LOSS) INCOME	$(165,801)	$(156,290)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(43,240)	18,705
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(209,041)	(137,585)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(25,344)	(2,474)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$(234,385)	$(140,059)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(165,801)	$(156,290)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	22,435	24,415
Inventory reserve	4,679	(36,592)
Allowance for doubtful accounts	1,237	(10,553)
Changes in operating assets and liabilities:
Equity investment	101,274	(3,731)
Accounts receivable	(168,322)	125,257
Inventories	95	8,379
Prepaid expenses	140,261	18,488
Accounts payable	83,050	130,939
Accrued liabilities	(63,859)	(124,299)
Deferred revenue	69,546	(24,412)
Due to related parties	—	(2,877)
Net cash used by operating activities	24,595	(51,276)

NET INCREASE (DECREASE) IN CASH	24,595	(51,276)
Effect of exchange rate changes on cash and cash equivalents	(37,934)	34,261
CASH AND CASH EQUIVALENTS, BEGINNING	66,539	92,875
CASH AND CASH EQUIVALENTS, ENDING	$79,536	$75,860

Supplemental Cash Flow Disclosure:
Interest paid	$1,667	$1,992
Income taxes paid	$—	$—
Non cash right-of-use assets obtained in exchange for lease obligations	170,899	—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 2019, March 31, 2018 and March 31, 2017, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of June 30, 2019, the Company had a working capital deficit of $1,738,300, and an accumulated deficit of $17,908,311. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 28, 2019 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2019.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2019, except as may be indicated below:

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

Remedent N.V. owns 21.51% of Glamsmile Dental Technology Ltd., a Cayman Islands company (“Glamsmile Dental”). The subsidiaries of Glamsmile Dental include: Glamsmile (Asia) Limited, a company organized and existing under the laws of Hong Kong, Beijing Glamsmile Technology Development Ltd., a 100% owned subsidiary or GlamSmile Asia, its 80% owned subsidiary Beijing Glamsmile Trading Co., Ltd. and its 98% owned subsidiary Beijing Glamsmile Dental Clinic Co., Ltd., including its 100% owned Shanghai Glamsmile Dental Clinic Co., Ltd., its 100% owned Guangzhou Dental Clinic Co., Ltd. and its 50% owned Whenzhou GlamSmile Dental Clinic Ltd., which are accounted for using the equity method after January 31, 2012 (see Note 3 – Long-term Investment); In addition, a 3.03% ownership interest in Condor Technologies N.V. ( a Belgium private company) and a 26.09% ownership interest in Metrics in Balance N.V. (a Belgium corporation).

Remedent, Inc. is a holding company with headquarters in Ghent, Belgium. Remedent Professional, Inc. and Remedent Professional Holdings, Inc. have been dormant since inception.

For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements and corporate administrative costs are not allocated to subsidiaries.

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ended March 31, 2019. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2019, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Three months ended June 30, 2019	Year ended March 31, 2019
Product warranty liability:
Opening balance	$5,619	$6,164
Accruals for product warranties issued in the period	44	—
Adjustments to liabilities for pre-existing warranties	—	(545)
Ending liability	$5,663	$5,619

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,663 and $5,619 as of June 30, 2019 and March 31, 2019, respectively.

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

At each of June 30, 2019 and March 31, 2019, the Company had 19,995,969, shares of common stock issued and outstanding.  The Company did not have any warrants or options outstanding at either of June 30, 2019 or March 31, 2019.

Conversion of Foreign Currencies

The reporting and functional currency for the consolidated financial statements of the Company is the U.S. dollar. The home currency for the Company’s European subsidiaries, Remedent N.V., Biotech Dental Benelux N.V., Metrics in Balance N.V. , GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on ‘Available For Sale (AFS)’ securities. During the three months ended June 30, 2019 and 2018 the Company did not record any unrealized gains or losses on AFS securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $(43,240) and $18,705 for the three months ended June 30, 2019 and 2018, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

Adopted Accounting Pronouncements

In February 2016, the FASB established ASU Topic 842 – Leases, by issuing ASU Topic No. 2016-02 (“Topic 842”), which requires lessees to recognize lease on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU Topic 2018-11 – Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and a lease liability for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method and a cumulative effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of the right-to-use assets. The adoption of Topic 842 resulted in the recognition of right-of use assets of approximately $180,926 and lease liabilities for operating leases of approximately $180,926 and no cumulative effect adjustment on retained earnings on its unaudited Consolidated Balance Sheets or material impact to its unaudited Consolidated Statements of Operations and Comprehensive Loss in the period of adoption. Right-of-use assets are included in Prepaid and other assets, and lease liabilities are included in Accrued liabilities in the unaudited consolidated balance sheet for the period ended June 30, 2019. See Note 13 — Leases, for additional information.

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
$1,470,776

For the three month periods ended June 30, 2019 and June 30, 2018 the Company recorded equity (loss) income of $(3,731) and $64,648 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

	Three months ended June 30, 2019	Three months ended June 30, 2018
Operating data:
Revenues	$1,380,967	$1,232,863
Gross profit	860,324	1,029,647
Income (loss) from operations	218,279	54,503
Net income	$197,050	$17,346

CONDOR TECHNOLOGIES (formerly Medical Franchises & Investments”)

Effective March 31, 2013, the Company acquired 6.12% of the issued and outstanding shares of Condor Technologies NV (formerly Medical Franchises & Investments N.V.), a Belgium corporation in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. As a result of our adoption of ASU 2016-01, the investment is being recognized as a financial instrument with a readily determinable fair value and an unrecognized loss of $(42,973) has been recorded in income due to the fair value per share at March 31, 2019, being $18.99 (€16,90) per share. The fair value per share at June 30, 2019 was $16,99 (€15,00) per share, resulting in a loss of $(140,881) which was recorded in income. Further, as a result of our adoption of ASU 2016-01, we have recorded a transition date adjustment as at April 1, 2018 to reclassify the unrecognized profit of $178,361 recorded in 2018 from other comprehensive income to deficit.

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

During the year ended March 31, 2019 we have recorded $2,832,822 in equity income comprised of a gain on merger of SmileWise in the amount of $3,007,301 resulting from the re-measurement of the value of SmileWise, offset by an equity loss of $174,479. SmileWise was fair valued using an average of discounted cash flow and comparable exit methods employing the following inputs: discounted cash flows using a weighted average cost of capital (“WAAC”) of 23%; software as a service (“SaaS”) multiples, dental industry multiples and mergers and acquisition (“M&A”) multiples of between 5.1 and 18.5. As at March 31, 2019 unrealized net gains on our investment in MIB were $2,832,822. As at June 30, 2019, we recorded a net loss for the quarter ending June 30, 2019 of $(2,778), reflecting Remedent’s 26,09% of the total quarter loss.

The following tables represent the summary financial information of MIB as derived from its financial statements and prepared under US GAAP:

June 30, 2019
Operating data:
Revenues	$6,428
Gross profit	5,938
Income (loss) from operations	(7,734)
Net income (loss)	$(10,649)

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  At June 30, 2019, five customers accounted for 17.69% of the Company’s trade accounts receivables, and one customer accounted for 5.85%.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the three months ended June 30, 2019 the Company had five suppliers who accounted for 45.65% of gross purchases. At June 30, 2018 the Company had five suppliers who accounted for 54.48% of gross purchases.

Revenues —  For the three months ended June 30, 2019 the Company had five customers that accounted for 58.13% of total revenues and one of those customers accounted for 14.67% of total revenues. For the three months ended June 30, 2018 the Company had five customers that accounted for 84.76% of total revenues and one of those customers accounted for 32.49% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	June 30, 2019	March 31, 2019
Accounts receivable, gross	$561,370	391,811
Less: allowance for doubtful accounts	(159,140)	(157,903)
Accounts receivable, net	$402,230	233,908

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2019	March 31, 2019
Raw materials	$9,151	9,151
Components	133,123	121,941
Finished goods	570,705	577,303
	712,979	708,395
Less: reserve for obsolescence	(602,112)	(597,433)
Net inventory	$110,867	110,962

7.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets are summarized as follows:

	June 30, 2019	March 31, 2019
Prepaid materials and components	$74,713	217,172
VAT payments in excess of VAT receipts	7,355	7,355
Prepaid rent	1,301	—
Prepaid tradeshow	4,972	4,933
Other	15,922	15,064
Right-of-use assets	157,138	—
	$261,401	$244,524

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2019	March 31, 2019
Furniture and Fixtures	$478,406	478,406
Machinery and Equipment	2,154,822	2,154,822
	2,633,228	2,633,228
Accumulated depreciation	(2,567,488)	(2,507,495)
Property & equipment, net	$65,740	125,733

9.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2019 and 2018 respectively, the Company incurred $55,624 and $56,941 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

10.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2019	March 31, 2019
Accrued employee benefit taxes and payroll	$110,844	176,858
Accrued travel	5,663	5,619
Accrued audit and tax preparation fees	12,550	23,255
Reserve for warranty costs	5,663	5,619
Accrued consulting fees	194,386	179,669
Tax reserve	759	753
VAT to be paid	14,695	7,462
Other accrued expenses + lease liability	112,232	51,112
	$456,792	450,347

11.	EQUITY COMPENSATION PLANS

As of June 30, 2019, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has previously issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of June 30, 2019 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding and exercisable June 30, 2018	357,500	0.50	430,000	1.21
Options expired unexercised	(357,500)		(430,000)
Options outstanding and exercisable March 31, 2019 and June 30, 2019	—		—

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	0	$0.50	1,962,500

For the three month periods ended June 30, 2019 and June 30, 2018 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled in the three month periods ended June 30, 2019 and June 30, 2018.

12.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., Metrics in Balance N.V. and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the three months ended June 30, 2019 and 100.00% of our sales for the three months ended June 30, 2018 were generated from customers outside of the United States.

13.	LEASES

The Company enters into operating leases primarily for real estate, office equipment and vehicles. Lease terms generally range from four to nine years. On April 1, 2019, the Company adopted Topic 842, using the modified-retrospective approach as discussed in Note 2, and as a result, recognized a right-of-use asset of $170,898 and a lease liability of $170,898. No cumulative-effect adjustment to retained earnings was required upon adoption of Topic 842. Right-of use-assets are recorded in prepaid expenses and other current assets and lease liabilities are recorded in accrued liabilities or other liabilities depending on whether they are current or noncurrent.. The Company uses a 12% rate to determine the present value of the lease payments.

Information related to the Company’s right-of-use assets and related liabilities were as follows:

Three Months
Ended
June 30, 2019
Cash paid for operating lease liabilities	$26,592
Right-of-use assets obtained in exchange for new operating lease obligations
Weighted-average remaining lease term, real estate	1.75 years
Weighted-average remaining lease term, all other leased equipment	2.84 years
Weighted-average discount rate	12%

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of June 30, 2019, were as follows:

Due in 12-month period ended June 30,
2020	$79,778
2021	85,551
Thereafter	5,569
$170,898
Less imputed interest	(13,759)
Total lease liabilities	$157,138

Current operating lease liabilities	$70,304
Non-current lease liabilities	86,834
Total lease liabilities	$157,138

As of June 30, 2019, right-of-use assets were $157,138 and lease liabilities were $157,138. During the three months ended June 30, 2019, the Company did not enter into any new lease arrangements, and did not have any arrangements that had not yet commenced.

14.	FINANCIAL INSTRUMENTS

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

The carrying values and fair values of our financial instruments are as follows:

		June 30, 2019		March 31, 2019
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	Value
Cash	1	$79,536	79,536	$66,539	$66,539
Accounts receivable	2	$402,230	402,230	$233,908	$233,908
Long Term investment and advance - GlamSmile Dental Technology Asia	3	$2,349,202	2,349,202	$2,306,817	$2,306,817
Long term investments and advances Condor	1	$1,194,799	1,194,799	$1,335,680	$1,335,680
Investment in Metrics in Balance	2	$3,469,233	3,469,233	3,472,011	$3,472,011
Deferred revenue	2	$133,398	133,398	$63,852	$63,852
Accounts payable	2	$2,002,144	2,002,144	$1,919,095	$1,919,095
Accrued liabilities	2	$456,792	456,792	$450,347	$450,347

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three month period ended June 30, 2019. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three month period ended June 30, 2019	Three month period ended June 30, 2018
Long term investments and advances:
Beginning balance	$2,306,817	$2,245,137
Gains (losses) included in net loss	42,385	3,731
Transfers in (out of level 3)	—	—

Ending balance	$2,349,202	$2,248,868

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2019 and June 30, 2018. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on July 13, 2018 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2019	2018
	(unaudited)
NET SALES	100.00%	100.00%
COST OF SALES	24.84%	24.27%
GROSS PROFIT	75.16%	75.73%
OPERATING EXPENSES
Research and development	0.00%	0.03%
Sales and marketing	34.44%	44.59%
General and administrative	55.15%	61.51%
Depreciation and amortization	7.24%	5.61%
TOTAL OPERATING EXPENSES	96.83%	111.74%
INCOME (LOSS) FROM OPERATIONS	(21.67)%	(36.01)%
Other income (expenses)	(31.82)%	0.07%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(53.49)%	(35.94)%
NON-CONTROLLING INTEREST	(8.18)%	(0.57)%
NET INCOME	(61.67)%	(36.51)%

Net Sales

Net sales decreased by approximately 28.7% to $309,964 for the three months ended June 30, 2019 as compared to $434,848 for the three months ended June 30, 2018.  The decrease in sales is primarily due to the operational change in our GlamSmile division. We are now receiving a royalty payment from our Belgium customers based on monthly production, rather than invoicing on a finished good basis, thereby providing our customers with more flexibility in choosing the production lab that fits them best. The royalty is applicable on each veneer produced. The decrease in sales is also partially due to the reduced sales of our Condor 3D Scanner in the North American market. In anticipation of our additional tool for the Condor 3D Scanner, which will be an easy-to-use addition (with none to minimum additional user training required) to the already existing Condor 3D Scanner and which will be available by the year-end, we reduced our active approach in the US market.

Cost of Sales

Cost of sales decreased approximately 27.0% to $77,007 for the three months ended June 30, 2019 as compared to $105,534 for the three months ended June 30, 2018.  The decrease in cost of sales is primarily due to the operational change in our GlamSmile division as we changed our profit model for the Belgium customers to a royalty income, resulting in decreased cost of Sales. Secondly, the reduced sales of our Condor 3D Scanner in anticipation of the launch of our additional tool, the “Condor Flash” results in a decreased cost of sales.

Gross Profit

Our gross profit decreased by $96,357 or 29.3% to $232,957 for the three months ended June 30, 2019 as compared to $329,314 for the three months ended June 30, 2018 due to the reduced sales described above. Our gross profit as a percentage of sales decreased to 75.16% in the three months ended June 30, 2019 as compared to 75.73% for the three months ended June 30, 2018.

Operating Expenses

Research and Development.  Our research and development expenses decreased by $120 to $Nil for the three months ended June 30, 2019 as compared to $120 for the three months ended June 30, 2018, a decrease of 100.0%. Our research and development costs have decreased primarily because of the finalization of our Software program.

Sales and marketing costs.  Our sales and marketing costs for the three months ended June 30, 2019 and 2018 were $106,738 and $193,899 respectively, representing a decrease of $87,161 or 45.0%. The decrease is largely due to decreased attendance at trade shows and reduced travelling due to our reduced active approach in the US market.

General and administrative costs.  Our general and administrative costs for the three months ended June 30, 2019 and 2017 were $170,956 and $267,467 respectively, representing a decrease of $96,511 or 36.1%. The decrease in general and administrative costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.  Our depreciation and amortization decreased $1,980 or 8.1% to $22,435 for the three months ended June 30, 2019 as compared to $24,415 for the three months ended June 30, 2018.

Other income (expense).  Our other income / (expense) was ($98,629) for the three months ended June 30, 2019 as compared to $297 for the three months ended June 30, 2018, an increase in expense of $98,926. The increase in other expense was primarily as a result of decreased equity income from our investments.

Internal and External Sources of Liquidity

As of June 30, 2019, we had current assets of $867,795 compared to $655,933 at March 31, 2019. This increase of $211,862 was primarily due to an increase in accounts receivable of $168,322, an increase in prepaid expenses and other current assets, and an increase in cash of $12,997, offset by a decrease in inventories of $95.

As of June 30, 2019, we had cash and cash equivalents of $79,536. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at June 30, 2019 reflects cash and cash equivalents of $79,536 as compared to $66,539 as of March 31, 2019, an increase of $12,997.

Operations

Net cash provided by operations was $24,595 for the three months ended June 30, 2019 as compared to net cash (used by) operations of $(51,276) for the three months ended June 30, 2018. The increase in net cash provided by operations for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 is primarily as a result of a $131,370 decrease in net loss offset by non-cash adjustments to net loss of $51,081 and a net use of cash by operating assets and liabilities totaling ($106,580).

Investing activities

Net cash provided by investing activities totaled $nil for the three months ended June 30, 2019, as compared to $nil for the three months ended June 30, 2018.

Financing activities

Net cash provided by financing activities totaled $nil for the three months ended June 30, 2019, as compared to $nil for the three months ended June 30, 2018.

During the three months ended June 30, 2019 and June 30, 2018, we recognized an increase / (decrease) in cash and cash equivalents of $(37,934) and $34,261, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2019 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REMEDENT, INC.

Date: August 14, 2019	By:	/s/ Guy De Vreese
Name: Guy De Vreese
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Philippe Van Acker
Name: Philippe Van Acker
Title: Chief Financial Officer (Principal Financial and Accounting Officer)