Form 10-Q
period 2019-12-31
REMEDENT, INC.
filed 2020-02-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of February 14, 2020 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,549	$66,539
Accounts receivable, net of allowance for doubtful accounts of $156,526 at December 31, 2019 and $157,903 at March 31, 2019	363,557	233,908
Inventories, net	119,142	110,962
Prepaid expense	183,966	244,524
Total current assets	768,214	655,933

PROPERTY AND EQUIPMENT, NET	74,938	125,733
OTHER ASSETS
Investment in GlamSmile Asia Ltd	2,278,150	2,306,817
Investment in Condor Technology (Note 3)	1,175,176	1,335,680
Investment in Metrics in Balance, N.V. (Note 3)	3,459,431	3,472,011
Total assets	$7,755,909	$7,896,174
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	2,136,553	$1,919,095
Accrued liabilities	455,168	450,347
Deferred revenue	112,767	63,852
Total current liabilities	2,704,488	2,433,294
Long-term portion of lease liabilities	86,834	—
Total liabilities	2,791,322	2,433,294

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at December 31, 2019 and March 31, 2019 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at December 31, 2019 and March 31, 2019 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(18,216,428)	(17,717,166)
Accumulated other comprehensive (loss) (foreign currency translation adjustment)	(1,082,956)	(1,082,992)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	4,892,931	5,392,157
Non-controlling interest	71,656	70,723
Total stockholders’ equity	4,964,587	5,462,880
Total liabilities and equity	$7,755,909	$7,896,174

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2019	2018	2019	2018
Net sales	$262,077	$419,326	$814,111	$1,199,814
Cost of sales	94,562	145,536	239,432	367,606
Gross profit	167,515	273,790	574,679	832,208
Operating Expenses
Research and development	—	—	—	120
Sales and marketing	94,867	200,981	295,165	536,353
General and administrative	178,919	270,204	507,914	713,025
Depreciation and amortization	16,745	24,982	58,314	74,317
TOTAL OPERATING EXPENSES	290,531	496,167	861,393	1,323,815
(LOSS) INCOME FROM OPERATIONS	(123,016)	(222,377)	(286,714)	(491,607)
OTHER INCOME (EXPENSES)
Equity (loss) income from investments	(30,799)	24,029	(201,751)	58,427
Interest expense	(2,029)	(2,656)	(5,039)	(5,390)
Interest / Other income (expense)		1,011	(1,355)	1,240
Other deductions	(5,755)	(1,803)	(1,788)	(3,860)
TOTAL OTHER INCOME	(38,583)	20,581	(209,933)	50,417
NET INCOME BEFORE NON-CONTROLLING INTEREST	(161,599)	(201,796)	(496,647)	(441,190)
PROVISION FOR INCOME TAXES	(1,683)	(874)	(1,683)	(874)
INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	(163,282)	(202,670)	(498,330)	(442,064)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(14,756)	(14,917)	932	(19,395)

NET (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$(148,526)	$(187,753)	$(499,262)	$(422,669)

INCOME PER SHARE
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2019	2018	2019	2018
Net Income	$(163,282)	$(202,670)	$(498,330)	$(442,064)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(12,228)	(1,893)	36	16,812
TOTAL COMPREHENSIVE INCOME (LOSS)	(175,510)	(204,563)	(498,294)	(425,252)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(14,756)	(14,917)	932	(19,395)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$(160,754)	$(189,646)	$(499,226)	$(405,857)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(498,330)	$(442,064)
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	58,314	74,317
Inventory reserve	(6,023)	(44,737)
Allowance for doubtful accounts	(1,377)	(32,266)
Equity investment	201,751	(509,311)
Equity income	—	(58,427)
Changes in operating assets and liabilities:
Accounts receivable	(129,649)	687,194
Inventories	(8,180)	12,259
Prepaid expenses	217,696	177,720
Accounts payable	217,459	339,091
Accrued liabilities	(65,483)	(152,284)
Deferred revenue	48,915	(21,662)
Due to related parties	—	(51,778)
Net cash provided by (used by) operating activities	35,093	(21,948)
Net increase (decrease) in cash	35,093	(21,948)
Effect of exchange rate changes on cash and cash equivalents	(83)	12,561
CASH AND CASH EQUIVALENTS, BEGINNING	66,539	92,875
CASH AND CASH EQUIVALENTS, ENDING	$101,549	$83,488
Supplemental Information:
Interest paid	$5,039	$5,390
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2019, March 31, 2018 and March 31, 2017, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of December 31, 2019 the Company had a working capital deficit of $1,936,274 and an accumulated deficit of $18,216,428. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on July 28, 2019 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at December 31, 2019.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2019, except as may be indicated below:

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and nine months ended December 31, 2019, are not necessarily indicative of the results that may be expected for the year ended March 31, 2020. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2019, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Nine months ended December 31, 2019	Year ended March 31, 2019
Product warranty liability:
Opening balance	$5,619	$6,164
Accruals for product warranties issued in the period	—	—
Adjustments to liabilities for pre-existing warranties	(49)	(545)
Ending liability	$5,570	$5,619

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,570 and $5,619 as of December 31, 2019 and March 31, 2019, respectively.

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

At each of December 31, 2019 and March 31, 2019, the Company had 19,995,969, shares of common stock issued and outstanding.  The Company did not have any warrants or options outstanding at either of December 31, 2019 or March 31, 2019.

Conversion of Foreign Currencies

The reporting and functional currency for the consolidated financial statements of the Company is the U.S. dollar. The home currency for the Company’s European subsidiaries, Remedent N.V., Biotech Dental Benelux N.V., Metrics in Balance N.V., SmileWise Corporate B.V.B.A., GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renmimbi (“RMB”) for Mainland China. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of gains/(losses) of $36 and $16,812 for the nine months ended December 31, 2019 and 2018, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method and a cumulative effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of the right-to-use assets. The adoption of Topic 842 resulted in the recognition of right-of use assets of approximately $180,926 and lease liabilities for operating leases of approximately $180,926 and no cumulative effect adjustment on retained earnings on its unaudited Consolidated Balance Sheets or material impact to its unaudited Consolidated Statements of Operations and Comprehensive Loss in the period of adoption. Right-of-use assets are included in Prepaid and other assets, and lease liabilities are included in Accrued liabilities in the unaudited consolidated balance sheet for the period ended December 31, 2019. See Note 13 — Leases, for additional information.

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
$1,470,776

For the nine month periods ended December 31, 2019 and December 31, 2018 the Company recorded equity (loss) / income of ($28,667) and $58,427 respectively as “Other income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	Nine months ended December 31, 2019	Nine months ended December 31, 2018
Revenues	$3,607,967	$3,531,823
Gross profit	2,376,689	3,012,123
Income (loss) from operations	(42,360)	355,576
Net income	$(133,272)	$271,626

CONDOR TECHNOLOGIES NV (formerly Medical Franchises & Investments (“MFI”)

Effective March 31, 2013, the Company acquired 6.12 % of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("MFI NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. As a result of our adoption of ASU 2016-01, the investment is being recognized as a financial instrument with a readily determinable fair value and an unrecognized loss of ($42,973) has been recorded in income due to the fair value per share at March 31, 2019, being $ 18.99 (€16,90) per share. The fair value per share at December 31, 2019 was $16,71 (€15,00) per share, resulting in a loss of ($160,504) which was recorded in income. Further, as a result of our adoption of ASU 2016-01, we have recorded a transition date adjustment as at April 1, 2018 to reclassify the unrecognized profit of $178,361 recorded in 2018 from other comprehensive income to deficit.

MFI NV has been founded to market an advance in dental technology which has the potential to replace the process of making mechanical impressions of teeth and bite structures with a digital/optical scan. During November 2016, the name of the Company MFI NV was changed to Condor Technologies NV.

SMILEWISE CORPORATE B.V.B.A.

Effective April 16, 2018, the Company acquired 60% of the issued and outstanding shares of SmileWise Corporate B.V.B.A., a Belgium corporation (“SmileWise’) in exchange for a cash payment of $2,592 (€ 2,226) that was made during April 2018. As of March 29, 2019 100% of SmileWise was merged into MIB. This merger/integration was completed because SmileWise needed a new ‘practice-building’ clinical concept and MIB needed a team to fill the clinics with patients. SmileWise is a dental marketing agency and software developer catering to dentists.

METRICS IN BALANCE N.V.

Effective November 22, 2018, the Company acquired 63,112 shares or 3.08% of the issued and outstanding shares of Metrics in Balance N.V., a Belgium Corporation (“MIB”). As of March 29, 2019, our 60% ownership of SmileWise was merged into MIB, and we converted cash payments to MIB of $123,912 (€ 110,271) to MIB shares; resulting in an increase in our shareholding of MIB by 1,082,190 shares to a total of 1,145,302 or 26.09%. MIB listed on the Euronext, Paris, France in March 2018 and trading has been minimal to date. Consequently, the quoted market price has not been disclosed because it may not be representative of the fair value of our investment. MIB has been founded to allow healthcare and dental professionals to determine the relationship between malocclusion and posture problems thereby enabling therapy to improve quality of life.

As a result of the increase in share ownership the Company has determined that significant control exists and consequently the investment is being recorded as an equity investment and all gains or losses are recorded in income.

During the year ended March 31, 2019 we recorded $2,832,822 in equity income comprised of a gain on merger of SmileWise in the amount of $3,007,301 resulting from the re-measurement of the value of SmileWise, offset by an equity loss of $174,479. SmileWise was fair valued using an average of discounted cash flow and comparable exit methods employing the following inputs: discounted cash flows using a weighted average cost of capital (“WAAC”) of 23%; software as a service (“SaaS”) multiples, dental industry multiples and mergers and acquisition (“M&A”) multiples of between 5.1 and 18.5. As at March 31, 2019 unrealized net gains on our investment in MIB were $2,832,822. As at December 31, 2019, we recorded a net loss for the three and nine months ending December 31, 2019 of $(8,934) and $(12,580) respectively, reflecting Remedent’s 26.09%.

The following table represents the summary financial information of MIB as derived from its financial statements and prepared under US GAAP:

Operating data:	December 31, 2019
Revenues	$26,948
Gross profit	26,458
Income (loss) from operations	(64,452)
Net income (loss)	$(48,217)

4.	CONCENTRATION OF RISK

Financial Instruments — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At December 31, 2019, five customers accounted for 12.66% of the Company’s trade accounts receivables, and two customers accounted for 6.73%. At December 31, 2018, five customers accounted for 53% the Company’s trade accounts receivables, and two customers accounted for 46.37%.  The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. For the nine months ended December 31, 2019, the Company had five suppliers who accounted for 44.93% of accounts payable. For the nine months ended December 31, 2018 five suppliers accounted for 47.71% of the Company’s accounts payable.

Revenues —  For the nine months ended December 31, 2019 the Company had five customers that accounted for 31.39% of total revenues. Two of the five customers accounted for 16.16% of total revenues. For the nine months ended December 31, 2018 the Company had five customers accounted for 76.77% of total revenues. Two of the five customers accounted for 55.80% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	December 31, 2019	March 31, 2019
Accounts receivable, gross	$520,083	391,811
Less: allowance for doubtful accounts	(156,526)	(157,903)
Accounts receivable, net	$363,557	233,908

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	December 31, 2019	March 31, 2019
Raw materials	$8,071	$9,151
Components	97,802	121,941
Finished goods	604,679	577,303
	710,552	708,395
Less: reserve for obsolescence	(591,410)	(597,433)
Net inventory	$119,142	$110,962

7.	PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	December 31, 2019	March 31, 2019
Prepaid materials and components	$56,494	$217,172
VAT payments in excess of VAT receipts	7,290	7,355
Prepaid consulting	3,463	—
Prepaid rent	180	—
Prepaid tradeshow	—	4,933
Other	5,684	15,064
Right-of-use assets	110,855	—
	$183,966	$244,524

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2019	March 31, 2019
Furniture and Fixtures	$475,466	$478,406
Machinery and Equipment	1,917,825	2,154,822
	2,393,291	2,633,228
Accumulated depreciation	(2,318,353)	(2,507,495)
Property & equipment, net	$74,938	$125,733

9.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the nine month periods ended December 31, 2019 and 2018 respectively, the Company incurred $151,328 and $179,575 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

10.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	December 31, 2019	March 31, 2019
Accrued employee benefit taxes and payroll	$142,426	$176,858
Accrued travel	5,570	5,619
Accrued audit and tax preparation fees	6,405	23,255
Reserve for warranty costs	5,570	5,619
Accrued consulting fees	194,386	179,669
Tax reserve	2,428	753
VAT to be paid	11,494	7,462
Other accrued expenses + lease liability	86,889	51,112
	$455,168	$450,347

11.	EQUITY COMPENSATION PLANS

As of December 31, 2019, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of December 31, 2019 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding and exercisable June 30, 2018	357,500	0.50	430,000	1.21
Options expired unexercised	(357,500)		(430,000)
Options outstanding and exercisable March 31, 2019 and December 31, 2019	—		—

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

For the nine month periods ended December 31, 2019 and December 31, 2018 the Company recognized $Nil and $Nil in stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled/expired in the nine month periods ended December 31, 2019 and December 31, 2018.

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

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., Metrics in Balance N.V. and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the nine months ended December 31, 2019 and 100.00% of our sales for the nine months ended December 31, 2018 were generated from customers outside of the United States.

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

Nine Months
Ended
December 31, 2019
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

Maturities of lease liabilities as of December 31, 2019, were as follows:

Due in 12-month period ended December 31,
2020	$26,592
2021	85,550
Thereafter	5,569
$117,711
Less imputed interest	(6,856)
Total lease liabilities	$110,855

Current operating lease liabilities	$24,020
Non-current lease liabilities	86,834
Total lease liabilities	$110,855

As of December 31, 2019, right-of-use assets were $110,855 and lease liabilities were $110,855. During the nine months ended December 31, 2019, the Company did not enter into any new lease arrangements, and did not have any arrangements that had not yet commenced.

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

The carrying values and fair values of our financial instruments are as follows:

		December 31, 2019		March 31, 2019
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	Value
Cash	1	$101,549	$101,549	$66,539	$66,539
Accounts receivable	2	$363,557	$363,557	$233,908	$233,908
Long Term investment and advance - GlamSmile Dental Technology Asia	3	$2,278,150	$2,278,150	$2,306,817	$2,306,817
Long term investments and advances Condor	1	$1,175,176	$1,175,176	$1,335,680	$1,335,680
Investment in Metrics in Balance	2	$3,459,431	$3,459,431	3,472,011	$3,472,011
Deferred revenue	2	$112,767	$112,767	$63,852	$63,852
Accounts payable	2	$2,136,553	$2,136,553	$1,919,095	$1,919,095
Accrued liabilities	2	$455,168	$455,168	$450,347	$450,347

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine month period ended December 31, 2019. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Nine month period ended December 31, 2019	Nine month period ended December 31, 2018
Long term investments and advances:
Beginning balance	$2,306,817	$2,245,137
Gains (losses) included in net loss	(28,667)	58,427
Transfers in (out of level 3)	—	—

Ending balance	$2,278,150	$2,308,564

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and nine months ended December 31, 2019 and December 31, 2018. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 28, 2019 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2019	2018	2019	2018
NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	36.08%	34.71%	29.41%	30.64%
GROSS PROFIT	63.92%	65.29%	70.59%	69.36%
OPERATING EXPENSES
Research and development	0.00%	0.00%	0.00%	0.01%
Sales and marketing	36.20%	47.93%	36.26%	44.70%
General and administrative	68.27%	64.44%	62.39%	59.43%
Depreciation and amortization	6.39%	5.96%	7.16%	6.19%
TOTAL OPERATING EXPENSES	110.86%	118.32%	105.81%	110.34%
INCOME (LOSS) FROM OPERATIONS	(46.94)%	(53.03)%	(35.22)%	(40.97)%
Other income (expense)	(14.72)%	4.91%	(25.79)%	4.20%
INCOME (LOSS) BEFORE INCOME TAXES	(61.66)%	(48.12)%	(61.00)%	(36.77)%
Income taxes	(0.64)%	(0.21)%	(0.21)%	(0.07)%
NET (LOSS) INCOME	(62.30)%	(48.33)%	(61.21)%	(36.84)%
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(5.63)%	(3.56)%	0.11%	(1.62)%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	(56.67)%	(44.77)%	(61.33)%	(35.23)%

Net Sales

Net sales decreased by approximately 32.1% to $262,077 for the three months ended December 31, 2019 as compared to $419,326 for the three months ended December 31, 2018.  The decrease in sales is primarily due to the operational change in our GlamSmile division. We are now receiving a royalty payment from our Belgium customers based on quarterly production, rather than invoicing on a finished good basis, thereby providing our customers with more flexibility and ensuring we are paid on a timely basis for each veneer produced. The decrease in sales is also partially due to the reduced sales of our Condor 3D Scanner in the North American market. In anticipation of our additional tool for the Condor 3D Scanner, which will be an easy-to-use addition (with none to minimum additional user training required) to the already existing Condor 3D Scanner and which will be available by the year-end, we reduced our active approach in the US market.

Net sales decreased by approximately 37.5% to $814,111 for the nine months ended December 31, 2019 as compared to $1,199,814 for the nine months ended December 31, 2018.  Net sales decreased in the nine months ended December 31, 2019 for the same reason as the three month variance.

Cost of Sales

Cost of sales decreased approximately 34.9% to $94,562 for the three months ended December 31, 2019 as compared to $145,536 or the three months ended December 31, 2018. The decrease in cost of sales is primarily due to the operational change in our GlamSmile division as we changed our profit model for the Belgium customers to royalty income, resulting in decreased cost of sales. Also, the reduced sales of our Condor 3D Scanner (in anticipation of the launch of our additional tool, the “Condor Flash”) has also decreased our cost of sales. Cost of sales, as a percentage of net sales, has increased to 36.08% in the quarter ended December 31, 2019 as compared to 34.71% in the quarter ended December 31 2018.

Cost of sales decreased approximately 35.0% to $239,432 for the nine months ended December 31, 2019 as compared to $367,606 for the nine months ended December 31, 2018. Cost of sales, as a percentage of net sales, has decreased to 29.41% in the nine months ended December 31, 2019, as compared to 30.64% in the nine months ended December 31, 2018 mainly because of decreased sales.

Gross Profit

Our gross profit decreased by $106,275 or 30.9% to $167,515 for the three months ended December 31, 2019 as compared to $273,790 for the three months ended December 31, 2018 due to the reduced sales described above. Our gross profit as a percentage of sales decreased to 63.92% in the three months ended December 31, 2019 as compared to 65.29% for the three months ended December 31, 2018.

Our gross profit decreased by $257,529 or 30.9%, to $574,679 for the nine months ended December 31, 2019 as compared to $832,208 for the nine months ended December 31, 2018 primarily because of decreased sales.

Operating Expenses

Research and Development.

Our research and development costs were $Nil for each of the nine months ended December 31, 2019 and 2018 reflecting our current focus on sales and marketing efforts combined with cost cutting efforts.

Sales and marketing costs. Our sales and marketing costs for the three months ended December 31, 2019 and 2018 were $94,867 and $200,981 respectively, representing a decrease of $106,114 or 52.8%. The decrease is largely due to decreased attendance at trade shows and reduced travelling due to our reduced active approach in the US market.

Our sales and marketing costs decreased by $241,188 or 45.0% to $295,165 for the nine months ended December 31, 2019 as compared to $536,353 for the nine months ended December 31, 2018 mainly because of our reduced advertising and marketing costs in reference to the new and additional Condor 3D Scanner tool.

General and administrative costs. Our general and administrative costs for the three months ended December 31, 2019 and 2018 were $178,919 and $270,204 respectively, representing a decrease of $91,285 or 33.8%. Our general and administrative costs for the nine months ended December 31, 2019 and 2018 were $507,914 and $713,025 respectively, representing a decrease of $205,111 or 28.8%.  The decrease in general and administration costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization was $16,745 for the three months ended December 31, 2019 as compared to $24,982 for the three months ended December 31, 2018.   Our depreciation and amortization was $58,314 for the nine months ended December 31, 2019 versus $74,317 for the nine months ended December 31, 2018.

Other income.   Our net other income / (loss) was ($38,583) for the three months ended December 31, 2019 as compared to $20,581 for the three months ended December 31, 2018, a decrease in other income of $59,164.   The decrease in other income was primarily because of decreased equity income from our investments. Our net other income / (loss) decreased by $260,350 to (209,933) for the nine months ended December 31, 2019 as compared to $50,417 for the nine months ended December 31, 2018, for the same reason as the three month variance.

Internal and External Sources of Liquidity

As of December 31, 2019, we had current assets of $768,214 compared to $655,933 at March 31, 2019. The increase of $11,281 was due to an increase in cash of $35,010, increase in accounts receivable of $129,649, and an increase in inventories of $8,180, offset by a decrease in prepaid expense and other current assets of $60,558.

As of December 31, 2019, we had cash of $101,549. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at December 31, 2019 reflects cash of $101,549 as compared to $66,539 as of March 31, 2019, an increase of $35,010.

Operations

Net cash provided by operations was $35,093 for the nine months ended December 31, 2019 as compared to net cash used by operations of $21,948 for the nine months ended December 31, 2018. The decrease of $57,041 in net cash used by operations for the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018 is primarily because of net positive cash flows from our working capital assets.

Investing activities

Net cash used in investing activities totaled $nil for the nine months ended December 31, 2019 as compared to net cash used by investing activities of $Nil for the nine months ended December 31, 2018.

Financing activities

During the nine months ended December 31, 2019 and December 31, 2018, we recognized a (decrease) in cash and cash equivalents of $(83) and $12,561, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2019 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: February 14, 2020	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2020	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)