Form 10-K
period 2020-03-31
REMEDENT, INC.
filed 2020-06-30
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of June 29, 2020 was 19,995,969.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

FORM 10-K INDEX

Forward-Looking Statements

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

Current Products

We currently have five primary products: ‘River 8’, a ‘prefab’ veneer; our custom-made GlamSmile Veneers, the SmileMe mirror, Dental implants and the ‘Condor’ intra-oral 3D scanner.

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

Dental Implants

We offer a complete range of implant solutions and treatment concepts in order to provide care for the greatest number of patients. Whether patients require a single tooth, seek cosmetic restoration or would like a full restoration of the jaw to be able to speak and eat correctly again, we have the products to effectively and safely treat clients.

We distribute all of our products with the greatest efficacy while at the same time maintaining the highest quality standards. Our first duty is to serve dentists, healthcare staff, and patients.

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

We have begun to market our products through our Smile Consultancy Concept and through the establishment of our GlamSmile Studios in Asia, with a primary focus on China, and Europe.   We currently have an ownership interest in the following GlamSmile Studios:

•	Beijing Glamsmile Studio . Through Glamsmile Asia and its subsidiaries we opened a GlamSmile clinic in Beijing, China, during the third calendar quarter of 2009. The Beijing GlamSmile clinic was the first dental spa to offer pain free cosmetic dentistry in Beijing.

•	Hong Kong Dental Spa . In April 2010, through GlamSmile Asia Ltd. we expanded our business to consumer model in the Asian market by opening a dental spa in Hong Kong.

•	Shanghai Studio . In February 2011, we opened the Shanghai Studio through GlamSmile Asia.

•	Wenzhou Studio . In February 2012, we opened the Wenzhou Studio through GlamSmile Asia.

•	Guangzhou Studio . In October 2013; we opened the Guangzhou Studio throught GlamSmile Asia; the third largest city in Mainland China, with a population of 13 million.

•	Wuhan Studio . In August 2014, we opened the Wuhan Studio through GlamSmile Asia.

o	Shenzhen Studio . Soft opening planned during June 2020, through GlamSmile Asia.

o	Chengsha Studio . End 2019, we started Chengsha Studio as franchise, through GlamSmile Asia.

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

•

Owned Centers . These are centers in which the Company will own, control and/or manage all aspects of the operation including the facilities, equipment, personnel, marketing, insurance risk and other operating costs and will either employ or contract with dentists to perform the necessary dental services. In China, we will continue to principally rely on our owned and operated dental GlamSmile clinics or centers, however refocusing and re-organizing towards more visible locations like for example Shenzhen = major city within China.

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

Locations

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a lease expiring December 31, 2020 at a base rent of €6,353 per month for the total location ($6,983 per month at March 31, 2020).

Secondly, the Company leased an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease expired June 30, 2018 at a base rent of €969 per month for the total location ($1,065 per month at March 31, 2020).

Manufacturing

Prior to 2003, all of the manufacturing related to our dental products was conducted through third party manufacturers under our supervision thereby minimizing demands on capital resources.  Beginning in 2003, parts of the manufacturing and the majority of the final assembly of our products were brought in-house, thereby improving control over quality while significantly reducing costs.  These efforts were expanded significantly during the fiscal year ended March 31, 2006, in particular with regard to the expansion of in-house manufacturing capabilities for our gel products and foam strips. The Company manufactures products through outsourced manufacturing in China, Ghent, Belgium and France.

Research and Development

Our research and development expenses decreased to Nil for the year ended March 31, 2020 from $120 for the year ended March 31, 2019, reflecting our current focus on sales and marketing efforts combined with cost cutting efforts.

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

Major Customers

At March 31, 2020 five customers accounted for a total of 11.09% of the Company’s trade accounts receivable and one of those customers accounted for 2.89% of total accounts receivable.   At March 31, 2019 five customers accounted for a total of 23.59% of the Company’s trade accounts receivable and one of those customers accounted for 6.93% of total accounts receivable.   The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

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

Employees

We currently retain 2 full-time employees in Belgium and 1 consultant in the United States. Our subsidiary, Remedent, N.V., has an employment agreement with Mr. Philippe Van Acker our Chief Financial and Accounting Officer.  We have no employment agreements with our Chief Executive Officer, Mr. Guy De Vreese.

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

Although we have earned a profit of $2,119,123 on revenue of $1,603,741 in fiscal 2019, $844,370 on revenue of $2,355,706 in fiscal 2017, a profit of $160,802 on revenue of $2,770,092 in fiscal 2016; a profit of $105,159 on revenue of $3,616,355 in fiscal 2015; a profit of $16,149,on revenue of $5,234,855 for the fiscal year ended March 31, 2004; a profit of $490,483 on revenue of $9,687,292 for the fiscal year ended March 31, 2012, and a profit of $524,508 on revenue of $2,592,596 for the fiscal year ended March 31, 2014, we have a history of incurring substantial losses. Our losses were $854,267 on revenue of $1,064,419 for the fiscal year ended March 31, 2020, $43,469 on revenue of $2,699,855 for the fiscal year ended March 31, 2018, $981,936 on revenue of $2,937,276 for the fiscal year ended March 31, 2013; $1,547,175 on revenue of $12,581,708 for the fiscal year ended March 31, 2011, and $2,349,915 on revenue of $8,247,960 for the fiscal year ended March 31, 2010. We expect to continue to incur increasing cost of revenues, sales and marketing and general and administrative expenses in connection with our business strategy.  However, despite our efforts, there is no assurance that we will be able to achieve or sustain profitability.

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

Currently our operations are primarily in Europe and Asia and for the fiscal years ended March 31, 2020 and March 31, 2019 100.00% and 100.00% respectively of our sales were generated form customers outside of the United States. The international nature of our business subjects us to the laws and regulations of the jurisdictions in which we operate and sell our products.  In addition, we are subject to risks inherent in international business activities, including:

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

The impact of the novel coronavirus (COVID-19) pandemic on the global economy and our operations remains uncertain, which could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common shares.

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, Europe and China, have imposed unprecedented restrictions, mandating business and school closures, and restricting travel. As a result there have been substantial reductions in economic activity in countries that have had significant outbreaks of COVID-19. These mandated business closures have included dental office closures in Europe, China and the United States for all but emergency procedures. Our sales people have been unable to call on dental customers during these closures. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

The Company leases an office facility of 5,187 square feet in Gent, Belgium from an unrelated party pursuant to a lease expiring December 31, 2020 at a base rent of €6,353 per month for the total location ($6,983 per month at March 31, 2020).

Secondly, the Company leased an office facility of 635 square feet in Brussels, Belgium from an unrelated party pursuant to a lease expired June 30, 2018 at a base rent of €969 per month for the total location ($1,065 per month at March 31, 2020).

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “REMI.”  The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	Bid Prices
	High	Low
Quarter ended June 30, 2018	$0.24	$0.19
Quarter ended September 30, 2018	$0.26	$0.19
Quarter ended December 31, 2018	$0.24	$0.16
Quarter ended March 31, 2019	$0.23	$0.16
Quarter ended June 30, 2019	$0.20	$0.14
Quarter ended September 30, 2019	$0.20	$0.15
Quarter ended December 31, 2019	$0.19	$0.14
Quarter ended March 31, 2020	$0.20	$0.14

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of June 29, 2020, the number of stockholders of record was approximately 183, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2020, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007. In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders. These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2020 and March 31, 2019 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding and exercisable March 31, 2018	357,500	0.50	430,000	1.21
Options expired	(357,500)		(430,000)
Options outstanding and exercisable at March 31, 2020 and March 31, 2019	—		—

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	—	$—	1,962,500

For the years ended March 31, 2020 and March 31, 2019 the Company has not recognized any stock based compensation expense in the consolidated statement of operations. No stock options were granted in the years ended March 31, 2020 and March 31, 2019. As of March 31, 2020 and March 31, 2019 all previously outstanding stock options had expired unexercised.

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

Recent Developments

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, Europe and China, have imposed unprecedented restrictions, mandating business and school closures, and restricting travel. As a result there have been substantial reductions in economic activity in countries that have had significant outbreaks of COVID-19. These mandated business closures have included dental office closures in Europe, China and the United States for all but emergency procedures. Our sales people have been unable to call on dental customers during these closures. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

On March 29, 2019, the Company acquired 26.09% of the issued and outstanding shares of Metrics in Balance N.V., a Belgium corporation. Metrics in Balance N.V. was founded to allow healthcare and dental professionals to determine the relationship between malocclusion and posture problems thereby enabling therapy to improve quality of life in cooperation with the SmileWise concept which is intended to support and increase organic growth of existing dental .

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

On January 16, 2014, the Company invested in the start-up capital of Biotech Dental Benelux N.V., a Belgium corporation in exchange for 50% of its Shares. Biotech Dental Benelux has been founded to market and sell dental implants for the Territory of Belgium, The Netherlands and Luxemburg. Our investment has enabled us to enlarge our product range and increase our sales in the year ended March 31, 2019. 100% of Biotech Dental Benelux revenues are generated outside of the USA and are invoiced in Euros. In comparing our results in Euros, total sales increased by 2.84% to €433,756 for the fiscal year ended March 31, 2020, as compared to € 421,789 for the year ended March 31, 2019.

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

Financial Results and Trends

Revenue decreased by approximately 33.6% to $1,064,419 in the year ended March 31, 2020 as compared to $1,603,741 in the year ended March 31, 2019.  The decrease in sales is primarily due to the operational change in our GlamSmile division. We are now receiving a royalty payment from our Belgium customers based on quarterly production, rather than invoicing on a finished goods basis, thereby providing our customers with more flexibility and ensuring we are paid on a timely basis for each veneer produced. The decrease in sales is also partially due to the reduced sales of our Condor 3D Scanner in the North American market. In anticipation of our new and improved 3D scanner, which will be an easy-to-use scanner with none to minimum additional user training required and that is planned to be available by year-end, we reduced our active approach in the US market. Additionally, the impact of the coronavirus (now commonly known as COVID-19) created a substantial decrease in sales during the past quarter, ending March 31, 2020.

Our net (loss) attributable to our stockholders was $(858,222) for fiscal 2020 versus income of $2,128,796 for fiscal 2019. During the year ended March 31, 2020 we recognized losses from equity investments of $(353,625) versus $2,851,529 in equity income in the year ended March 31, 2019. Additionally, due to the mandatory closings by several governments of dental practices due to COVID-19 resulted in decreased sales and as a consequence decreased margins, resulting in a loss for the quarter ending March 31, 2020 of $(358.960).

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $573,104 at March 31, 2020 and $597,433 at March 31, 2019.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2020 and March 31, 2019, advertising expense was $38,155 and $138,747 respectively.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2020	Year ended March 31, 2019
Product warranty liability:
Opening balance	$5,619	$6,164
Accruals for product warranties issued in the period	—	—
Adjustments to liabilities for pre-existing warranties	(123)	(545)
Ending liability	$5,496	$5,619

Based upon historical sales trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,496 and $5,619 as of March 31, 2020 and March 31, 2019, respectively.

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

As at each of March 31, 2020 and 2019, the Company had 19,995,969, shares of common stock issued and outstanding.  As at March 31, 2020 and March 31, 2019 all of the Company’s previously outstanding options and warrants had expired unexercised.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the year ended March 31, 2018, it would have excluded all options since the Company’s average share trading price during the last the year ended March 31, 2018 was less than the exercise price of all options. For the years ended March 31, 2020 and March 31, 2019 a fully diluted share calculation was not computed since the Company had no outstanding options or warrants outstanding.

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

The Company’s other comprehensive income for the year ended March 31, 2020 consisted of a foreign currency translation gain of $12,731. The Company’s other comprehensive income for the year ended March 31, 2019 consisted of a foreign currency translation gain of $31,922. Because of the adoption of ASU 2016-01 we recognized a transition date adjustment at April 1, 2018 and reclassified the unrecognized gain of $178,361 from other comprehensive income to deficit.

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

Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).

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

The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method and a cumulative effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of the right-to-use assets. The adoption of Topic 842 resulted in the recognition of right-of use assets of approximately $180,926 and lease liabilities for operating leases of approximately $180,926 and no cumulative effect adjustment on retained earnings on its unaudited Consolidated Balance Sheets or material impact to its unaudited Consolidated Statements of Operations and Comprehensive Loss in the period of adoption. Right-of-use assets are included in Prepaid and other assets, and lease liabilities are included in Accrued liabilities in the consolidated balance sheet.

RESULTS OF OPERATIONS

For the Fiscal Years Ending March 31, 2020 and 2019

Comparative details of results of operations for the years ended March 31, 2020 and 2019 as a percentage of sales are as follows:

	2020	2019
NET SALES	100.00%	100.00%
COST OF SALES	30.27%	30.34%
GROSS PROFIT	69.73%	69.66%
OPERATING EXPENSES
Research and development	0.00%	0.01%
Sales and marketing	37.74%	45.39%
General and administrative	70.35%	62.90%
Depreciation and amortization	6.69%	6.10%
TOTAL OPERATING EXPENSES	114.78%	114.39%
(LOSS) INCOME FROM OPERATIONS	(45.06)%	(44.73)%
Other (expense) income	(34.98)%	176.92%
INCOME (LOSS) BEFORE INCOME TAXES & NON-CONTROLLING INTEREST	(80.04)%	132.19%
Income tax expense	(0.22)%	(0.05)%
NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST	(80.26)%	132.14%
NON-CONTROLLING INTEREST	(0.37%	0.60%
NET (LOSS) INCOME	(80.63)%	132.74%

Net Sales

Net sales decreased by approximately 33.6% to $1,064,419 in the year ended March 31, 2020 as compared to $1,603,741 in the year ended March 31, 2019. The decrease in sales is primarily due to the operational change in our GlamSmile division. We are now receiving a royalty payment from our Belgium customers based on Quarterly production, rather than invoicing on a finished goods basis, thereby providing our customers with more flexibility and ensuring we are paid on a timely basis for each veneer produced. The decrease in sales is also partially due to the reduced sales of our Condor 3D Scanner in the North American market. In anticipation of our new and improved 3D scanner, which will be an easy-to-use scanner with none to minimum additional user training required and that is planned to be available by year-end 2020, we reduced our active approach in the US market. Additionally, the impact of the coronavirus (now commonly known as COVID-19) created a substantial decrease in sales during the past quarter, ending March 31, 2020.

Cost of Sales

Cost of sales decreased approximately 33.8% to $322,248 in the year ended March 31, 2020 as compared to $486,495 in the year ended March 31, 2019. The decrease in cost of sales is primarily due to the operational change in our GlamSmile division as we changed our profit model for the Belgium customers to royalty income, resulting in decreased cost of sales. Also, the reduced sales of our Condor 3D Scanner has also decreased our cost of sales.

The cost of sales as a percentage of sales decreased to 30.27% for the year ended March 31, 2020 as compared to 30.34% for the year ended March 31, 2019 due to decreased sales.

Gross Profit

Our gross profit decreased by $375,075 to $742,171 for the fiscal year ended March 31, 2020 as compared to $1,117,246 for the year ended March 31, 2019 primarily because of the reduced sales described above.

Operating Expenses

Research and Development.  Our research and development expenses for the year ended March 31, 2020 decreased $nil versus $120 for the year ended March 31, 2019 reflecting our current focus on sales and marketing efforts combined with cost cutting efforts, including our active actions taken due to COVID-19 circumstances.

Sales and marketing costs.  Our sales and marketing costs decreased $326,228 to $401,669 for the year ended March 31, 2020 as compared to $727,897 for the year ended March 31, 2019.  Costs decreased because of decreased attendance at trade shows and reduced travelling due to our reduced active approach in the US market and in general due to the COVID-19 mandatory restrictions.

General and administrative costs.  Our general and administrative costs for the years ended March 31, 2020 and 2019 were $748,858 and $1,008,806 respectively, representing a decrease of $259,948 or 25.8%.  Our general and administrative costs have decreased because of an increased synergy between our internal divisions as a result of an ongoing internal reorganization.

Depreciation and amortization.  Our depreciation and amortization decreased $26,519 or 27.1%, to $71,251 for the year ended March 31, 2020 as compared to $97,770 for the year ended March 31, 2019. The decrease is primarily because our investments in equipment have declined relative to prior years.

Net interest expense.   Our net interest expense was $14,086 for the year ended March 31, 2020 as compared to $10,643 for the year ended March 31, 2019, an increase of $3,443 or 32.3%. Interest expense has increased primarily because of increased debt.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our balance sheet at March 31, 2020 reflects cash and cash equivalents of $114,634 as compared to $66,539 as of March 31, 2019, an increase of $48,095.

 Investing Activities

Net cash (used by)/provided by investing activities was $Nil for the years ended March 31, 2020 and March 31, 2020.

Financing Activities

During the years ended March 31, 2020 and March 31, 2019, we recognized a (decrease) in cash and cash equivalents of $(53,453) and $(593,954) respectively, from the effect of exchange rates between the Euro and the US Dollar.

Internal and External Sources of Liquidity

As of March 31, 2020, we had current assets of $681,064 compared to $655,933 at March 31, 2019. The increase in current assets of $25,131 was because of an increase in cash of $48,095 and an increase in accounts receivable of $95,432 offset by a decrease in inventories of $20,121 and a decrease in prepaid expenses of $98,274.

Current liabilities at March 31, 2020 of $2,882,219 were $448,925 greater than current liabilities at March 31, 2019 of $2,433,204.  The increase was primarily a result of an increase in accounts payable of $375,790, an increase in accrued liabilities of $36,416 and an increase in deferred revenue of $36,719.

Our cash and cash equivalents of $114,734 as of March 31, 2020 is not sufficient to support our operations through our current fiscal year and we may need additional financing. During the year ended March 31, 2020, we have been able to generate cash flows sufficient to support our operations. The continuation of the Company is dependent upon the Company’s ability to continue to generate profitable operations. We may remain dependent on outside sources of funding until our results of operations provide consistent positive cash flows.

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

At this time, the Company does not currently expect a significant change in the number of its employees over the next 12 months.

Off-Balance Sheet Arrangements

At March 31, 2020, we were not a party to any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A - CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures are effective at these reasonable assurance levels.

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

As of March 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in COSO 2013 “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2020 based on the COSO criteria.

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

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Person	Age	Position
Guy De Vreese	65	Chairman, Chief Executive Officer
Fred Kolsteeg	77	Director
Philippe Van Acker	55	Director, Chief Financial Officer and Chief Accounting Officer

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

Code of Ethics

We have adopted a written Code of Ethics that applies to our senior management. A copy of our Code of Ethics, executed by the Chief Executive Officer and Chief Financial Officer, has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. A copy of our Code of Ethics is available to any stockholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the year ended March 31, 2020, were timely filed.

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

The following table sets forth information regarding all forms of compensation received by the named executive officers during the fiscal years ended March 31, 2020, March 31, 2019 and March 31, 2018, respectively:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Guy De Vreese, CEO and Chairman	2020	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$-0-
	2019	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$38,852	(1)	$38,852	(1)
	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$40,097	(1)	$40,097	(1)

Philippe Van Acker,	2020	$192,758	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$192,758
Chief Accounting Officer, Director	2019	$182,278	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$182,278
	2018	$170,191	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-		$170,191

(1)	These amounts are consulting fees paid by Remedent N.V. to Lausha, N.V., a company controlled by Mr. De Vreese, pursuant to an oral consulting agreement between Lausha N.V. and Remedent N.V.

Outstanding Equity Awards at Fiscal Year End

As of March 31, 2020, there were no outstanding stock awards.

Director Compensation Table

Generally, our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.  However, at the discretion of our Board of Directors, we may periodically issue stock options under our stock option plan to directors.

Our Directors did not receive any compensation for board services during the fiscal year ended March 31, 2020.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 29, 2020.  The information in this table provides the ownership information for:

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

Compensation

During the years ended March 31, 2020 and 2019 respectively, the Company incurred $192,758 and $221,130 in compensation expense for all directors and officers.

Advances

As at March 31, 2020 and March 31, 2019 there were no amounts payable to or receivable from related parties.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees . The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2020 and the review of our quarterly reports for such year amounted to $25,200. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended March 31, 2019 and the review of our quarterly reports for such year, amounted to $34,292.

Audit Related Fees . For the years ended March 31, 2020 and March 31, 2019, we paid $7,120 and $7,250, respectively, to our auditors for other audit related fees.

Tax Fees. For the years ended March 31, 2020 and March 31, 2019, we paid $Nil and $Nil, respectively, to our auditor for fees associated with tax return preparation.

The above-mentioned fees are set forth as follows in tabular form:

	2020	2019
Audit Fees	$25,200	$34,292
Audit Related Fees	$7,120	$7,250
Tax Fees	$-	$-
All Other Fees	$-	$-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended March 31, 2020.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements .

Consolidated balance sheet as of March 31, 2020 and March 31, 2019, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 years period ended March 31, 2020.

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

REMEDENT, INC.

Dated: June 29, 2020	/s/ Guy De Vreese
	By:	Guy De Vreese
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: June 29, 2020	/s/ Philippe Van Acker
	By:	Philippe Van Acker
	Its:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2020	/s/ Guy De Vreese
Guy De Vreese, Chairman of the Board of Directors, and
Chief Executive Officer (“Principal Executive Officer”)

Dated: June 29, 2020	/s/ Philippe Van Acker
Philippe Van Acker, Director and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: June 29, 2020	/s/ Fred Kolsteeg
Fred Kolsteeg, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement with Resort World Enterprises, Inc. (1)

3.1	Articles of Incorporation of Jofran Confectioners International, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.2	Amendment to Articles of Incorporation changing name from Jofran Confectioners International, Inc., a Nevada corporation, to Cliff Typographers, Inc., a Nevada corporation, dated July 31, 1986 (1)

3.3	Amendment to Articles of Incorporation changing name from Cliff Typographers, Inc., a Nevada corporation, to Cliff Graphics International, Inc., a Nevada corporation, dated January 9, 1987 (1)

3.4	Amendment to Articles of Incorporation changing name from Cliff Graphics International, Inc., a Nevada corporation, to Global Golf Holdings, Inc., a Nevada corporation, dated March 8, 1995 (1)

3.5	Amendment to Articles of Incorporation changing name from Global Golf Holdings, Inc., a Nevada corporation, to Dino Minichiello Fashions, Inc., a Nevada corporation, dated November 20, 1997 (1)

3.6	Amendment to Articles of Incorporation changing name from Dino Minichiello Fashions, Inc., a Nevada corporation, to Resort World Enterprises, Inc., a Nevada corporation, dated August 18, 1998 (1)

3.7	Amendment to Articles of Incorporation changing name from Resort World Enterprises, Inc., a Nevada corporation, to Remedent, Inc., dated October 5, 1998 (1)

3.8	Amended and Restated Articles of Incorporation changing name from Remedent, USA, Inc. to Remedent, Inc. and to effect a one-for-twenty reverse stock split on June 3, 2005 (2)

3.9	Amended and Restated Bylaws (2)

4.1	Specimen of Stock Certificate (3)

10.1	Incentive and Nonstatutory Stock Option Plan, dated May 29, 2001 (1)

10.2	2004 Incentive and Nonstatutory Stock Option Plan (4)

10.3	Voting Agreement between Remedent, Inc., and Robin List, dated December 10, 2008 (5)

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

MARCH 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Remedent, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Remedent, Inc. and its subsidiaries (the “Company”) as of March 31, 2020 and March 31, 2019 and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for the years then ended.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2020 and March 31, 2019, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Vandelanotte Bedrijfsrevisoren CVBA

Statutory Auditors

Represented by

/s/ René Van Asbroeck

Registered Auditor

We have served as the Company’s auditor since financial year ending March 31, 2014.

Brussels - Belgium, June 29, 2020

F - 1

REMEDENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,634	$66,539
Accounts receivable, net of allowance for doubtful accounts of $154,447 at March 31, 2020 and $157,903 at March 31, 2019	329,340	233,908
Inventories, net	90,841	110,962
Prepaid expense	146,249	244,524
Total current assets	681,064	655,933
PROPERTY AND EQUIPMENT, NET	67,092	125,733
OTHER ASSETS
Equity investment in GlamSmile Asia Ltd (Note 3)	2,150,724	2,306,817
Investment in Condor Technology (Note 3)	1,159,561	1,335,680
Equity investment in Metrics in Balance (Note 3)	3,450,598	3,472,011
Total assets	$7,509,039	$7,896,174

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,294,884	$1,919,095
Accrued liabilities	486,763	450,347
Deferred revenue	100,571	63,852
Total current liabilities	2,882,218	2,433,294
Long-term debt	5,455	—
TOTAL LIABILITIES:	2,887,673	2,433,294

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at March 31, 2020 and March 31, 2019 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at March 31, 2020 and March 31, 2019 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(18,575,388)	(17,717,166)
Accumulated other comprehensive income (loss)	(1,070,239)	(1,082,992)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	4,546,688	5,392,157
Non-controlling interest	74,678	70,723
Total stockholders’ equity	4,621,366	5,462,880
Total liabilities and equity	$7,509,039	$7,896,174

COMMITMENTS (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

REMEDENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2020	2019
Net sales	$1,064,419	$1,603,741
Cost of sales	322,248	486,495
Gross profit	742,171	1,117,246
Operating Expenses
Research and development	—	120
Sales and marketing	401,669	727,897
General and administrative	748,858	1,008,806
Depreciation and amortization	71,251	97,770
TOTAL OPERATING EXPENSES	1,221,778	1,834,593
OPERATING INCOME (LOSS)	(479,607)	(717,347)
NON-OPERATING INCOME (EXPENSE)
Equity (loss) income from investments (Note 3)	(353,625)	2,851,529
Interest expense	(14,086)	(10,643)
Other (expense)	(4,620)	(3,542)
TOTAL OTHER INCOME	(372,331)	2,837,344
(LOSS) PROFIT FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(851,938)	2,119,997
Income tax (expense) recovery	(2,329)	(874)
NET (LOSS) INCOME BEFORE NON-CONTROLLING INTEREST, NET OF TAX	(854,267)	2,119,123
NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(3,955)	9,673
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$(858,222)	$2,128,796

(LOSS) PROFIT PER SHARE

Basic	$(0.04)	$0.11

Fully diluted	$(0.04)	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969

Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

REMEDENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended March 31,
	2020	2019
Net (loss) income	$(854,267)	$2,119,123

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	12,753	31,922

TOTAL COMPREHENSIVE (LOSS) INCOME	(841,514)	2,151,045
LESS: COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(3,955)	9,673
COMPREHENSIVE PROFIT ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$(845,469)	$2,160,718

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

REMEDENT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	Shares	Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total	Non- controlling Interest (net of OCI)	Total
		$	$	$	$	$	$	$	$	$

Balance, March 31, 2018	19,995,969	19,996	24,906,269	97,500	(20,024,323)	(831,450)	(936,553)	3,231,439	80,396	3,311,835

Other comprehensive income	—	—	—	—	—	—	31,922	31,922	—	31,922

ASU 2016-01 Transition Adjustment	—	—	—	—	178,361	—	(178,361)	—	—	—

Net income (loss) for the year	—	—	—	—	2,128,796	—	—	2,128,796	(9,673)	2,119,123

Balance, March 31, 2019	19,995,969	19,996	24,906,269	97,500	(17,717,166)	(831,450)	(1,082,992)	5,392,157	70,723	5,462,880

Other comprehensive income	—	—	—	—	—	—	12,753	12,753	—	12,753

Net (loss) income for the year	—	—	—	—	(858,222)	—	—	(858,222)	3,955	(854,267)

Balance, March 31, 2020	19,995,969	19,996	24,906,269	97,500	(18,575,388)	(831,450)	(1,070,239)	4,546,688	74,678	4,621,366

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

REMEDENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(854,267)	$2,119,123

Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	71,251	97,770
Inventory reserve	(24,329)	(61,112)
Allowance for doubtful accounts	(3,456)	(32,023)
Investment loss (income)	353,625	(2,851,529)

Changes in operating assets and liabilities:
Accounts receivable	(95,432)	923,516
Inventories	20,121	12,150
Prepaid expenses	255,413	52,687
Accounts payable	375,791	350,030
Accrued liabilities	(33,888)	26,808
Deferred revenue	36,719	(18,024)
Due to related parties	—	(51,778)
Net cash provided by operating activities	101,548	567,618
NET INCREASE IN CASH	101,548	567,618
Effect of exchange rate changes on cash and cash equivalents	(53,453)	(593,954)
CASH AND CASH EQUIVALENTS, BEGINNING	66,539	92,875
CASH AND CASH EQUIVALENTS, ENDING	$114,634	$66,539

Supplemental Cash Flow Information :
Interest paid	$14,086	$10,643
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2019, March 31, 2018 and March 31, 2017, the accumulated losses of the March 31, 2020 year end and past years affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of March 31, 2020 the Company had a working capital deficit of $2,201,154 and an accumulated deficit of $18,575,388. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at March 31, 2020.

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

The Company writes down inventories for estimated obsolescence to estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, then additional inventory write-downs may be required. Inventory reserves for obsolescence totaled $573,104 at March 31, 2020 and $597,433 at March 31, 2019.

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

Advertising

Costs incurred for producing and communicating advertising are expensed when incurred and included in sales and marketing and general and administrative expenses. For the years ended March 31, 2020 and March 31, 2019, advertising expense was $38,155 and $138,747, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax position would then be recorded if the Company determined it is probable that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. As of March 31, 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting period is as follows:

	Year ended March 31, 2020	Year ended March 31, 2019
Product warranty liability:
Opening balance	$5,619	$6,164
Accruals for product warranties issued in the period	—	—
Adjustments to liabilities for pre-existing warranties	(123)	(545)
Ending liability	$5,496	$5,619

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,496 and $5,619 as of March 31, 2020 and March 31, 2019, respectively.

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

At each of March 31, 2020 and 2019, the Company had 19,995,969, shares of common stock issued and outstanding. At March 31, 2020 and 2019, the Company did not have any warrants or options outstanding.

Pursuant to ASC 260-10-50-1(c), if a fully diluted share calculation was computed for the years ended March 31, 2020 and 2019 respectively, it would have excluded all options respectively since the Company’s average share trading price during the last two year period was less than the exercise price of all options.

Conversion of Foreign Currencies

The reporting and functional currency for the consolidated financial statements of the Company is the U.S. dollar. The home currency for the Company’s European subsidiaries, Remedent N.V., Biotech Dental Benelux N.V. GlamSmile Rome and GlamSmile Deutschland GmbH, is the Euro, for Glamsmile Asia Ltd., and its subsidiaries, the Hong Kong dollar and the Chinese Renminbi (“RMB”) for Mainland China. The assets and liabilities of companies whose functional currency is other that the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity.

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

 Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s five primary customers totaled $53,647 or 11.09% at March 31, 2020 (March 31, 2019 - $92,409 or 23.59%).

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

F - 12

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).

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

The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method and a cumulative effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of the right-to-use assets. The adoption of Topic 842 resulted in the recognition of right-of use assets of approximately $180,926 and lease liabilities for operating leases of approximately $180,926 and no cumulative effect adjustment on retained earnings on its unaudited Consolidated Balance Sheets or material impact to its unaudited Consolidated Statements of Operations and Comprehensive Loss in the period of adoption. Right-of-use assets are included in Prepaid and other assets, and lease liabilities are included in Accrued liabilities in the consolidated balance sheet. See Note 14 — Leases, for additional information.

F - 13

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

All options resided under the Company’s option plan and were five year options which expired as of 2016.

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

The Company has measured its 21.51% ownership in GlamSmile Asia Ltd. at historical cost. As of March 31, 2020, the investment in GlamSmile Asia was fair valued using the income approach and no impairment indicators have been identified. The recent impact of COVID-19 has caused a short-term delay in sales which is currently normalizing to pre-COVID-19 levels.

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

F - 14

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
$1,470,776

For the year ended March 31, 2020, the Company recorded an equity (loss) income of $(156,093) (2019 – equity income of $61,680) in “Equity income from investments” for its portion of the net loss recorded by GlamSmile Dental Technology Ltd. As at March 31, 2020 and March 31, 2019, unrealized net gains (loss) were $(156,093) and $61,680 respectively.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	March 31, 2020	March 31, 2019
Revenues	$4,026,904	$4,644,421
Gross profit	2,510,269	3,952,082
Income (loss) from operations	(630,811)	380,539
Net income (loss)	$(725,675)	$286,752

CONDOR TECHNOLOGIES (formerly Medical Franchises & Investments (“MFI”)

Effective March 31, 2013, the Company acquired 6.12% of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("Condor Technologies NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. As a result of our adoption of ASU 2016-01, the investment is being recognized as a financial instrument with a readily determinable fair value and an unrecognized loss of $(176,119) has been recorded in income due to the fair value per share at March 31, 2020, being $16.49 (€15,00) per share. Further, as a result of our adoption of ASU 2016-01, we have recorded a transition date adjustment as at April 1, 2018 to reclassify the unrecognized profit of $178,361 recorded in 2018 from other comprehensive income to deficit.

MFI NV has been founded to market an advance in dental technology which has the potential to replace the process of making mechanical impressions of teeth and bite structures with a digital/optical scan. During November 2016, the name of the Company MFI NV was changed and renamed to Condor Technologies NV.

F - 15

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

During the year ended March 31, 2020 we have recorded a loss of $(21,413). During the year ended March 31, 2019 we have recorded $2,832,822 in equity income comprised of a gain on merger of SmileWise in the amount of $3,007,301 resulting from the re-measurement of the value of SmileWise, offset by an equity loss of $174,479. SmileWise was fair valued using an average of discounted cash flow and comparable exit methods employing the following inputs: discounted cash flows using a weighted average cost of capital (“WAAC”) of 23%; software as a service (“SaaS”) multiples, dental industry multiples and mergers and acquisition (“M&A”) multiples of between 5.1 and 18.5. As at March 31, 2020 and March 31, 2019 unrealized net gains (loss) on our investment in MIB were $(21,413) and $2,832,822 respectively. The recent impact of COVID-19 has caused a short-term delay in sales which is currently normalizing to pre-COVID-19 levels.

The following tables represent the summary financial information of MIB as derived from its financial statements and prepared under US GAAP:

Operating data:	March 31, 2020	March 31, 2019
Revenues	$58,441	$12,307
Gross profit	57,951	10,544
Income (loss) from operations	(96,846)	(322,463)
Net income (loss)	$(82,071)	$(327,793)

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At March 31, 2020five customers accounted for a total of 11.09% of the Company’s trade accounts receivable and one of those customers accounted for 2.89% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. At March 31, 2019 five customers accounted for a total of 23.59% of the Company’s trade accounts receivable and one of those customers accounted for 6.93% of total accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. As at March 31, 2020, the Company had five suppliers who accounted for 40.15% of unpaid accounts payable and one of those customers accounted for 36.29% of total unpaid accounts payable.

As at March 31, 2019, the Company had five suppliers who accounted for 48.86% of unpaid accounts payable and one of those suppliers accounted for 42.18% of total unpaid accounts payable.

Revenues — For the year ended March 31, 2020 the Company had five customers that accounted for 26.30% of total revenues and one of those customers accounted for 9.07% of total revenues. For the year ended March 31, 2019 the Company had five customers that accounted for 64.48% of total revenues and one of those customers accounted for 22.90% of total revenues.

F - 16

 5.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at year end were as follows:

	March 31, 2020	March 31, 2019
Accounts receivable, gross	$483,787	$391,811
Less: allowance for doubtful accounts	(154,447)	(157,903)
Accounts receivable, net	$329,340	$233,908

6.   INVENTORIES

Inventories at year end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	March 31, 2020	March 31, 2019
Raw materials	$7,483	$9,151
Components	91,808	121,941
Finished goods	564,654	577,303
	663,945	708,395
Less: reserve for obsolescence	(573,104)	(597,433)
Net inventory	$90,841	$110,962

7.   PREPAID EXPENSES

Prepaid expenses are summarized as follows:

	March 31, 2020	March 31, 2019
Prepaid materials and components	$51,050	$217,172
Prepaid trade show expense	—	4,933
VAT payments in excess of VAT receipts	3,947	7,355
Other	4,418	15,064
Right-of-use assets	86.834	—
	$146,249	$244,524

8.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2020	March 31, 2019
Furniture and Fixtures	$480,252	$478,406
Machinery and Equipment	1,917,825	2,154,822
	2,398,077	2,633,228
Accumulated depreciation	(2,330,985)	(2,507,495)
Property & equipment, net	$67,092	$125,733

F - 17

9.  DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the years ended March 31, 2020 and 2019 respectively, the Company incurred $192,758 and $221,130 respectively as compensation for all directors and officers.

 All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arm’s length consideration payable for similar services or transfers.

10.   ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	March 31, 2020	March 31, 2019
Accrued employee benefit taxes and payroll	$102,207	$176,858
Accrued travel	5,496	5,619
Accrued audit and tax preparation fees	17,395	23,255
Reserve for warranty costs	5,496	5,619
Accrued commission	15,000	—
Accrued consulting fees	196,633	179,669
Tax reserve	5,630	753
VAT to be paid	7,997	7,462
Other accrued expenses + lease liability	130,909	51,112
	$486,763	$450,347

11.  INCOME TAXES

The domestic and foreign (“Belgium”, “German”, “Italian”, Hong Kong and China) components of income (loss) before income taxes and minority interest were comprised of the following:

	March 31, 2020	March 31, 2019
Domestic	$(354,913)	$(655,273)
Foreign	(497,025)	2,775,270
	$(851,938)	$2,119,997

The Company’s domestic and foreign components of deferred income taxes are as follows:

	March 31, 2020	March 31, 2019
Domestic — Net operating loss carryforward	$8,680,733	$7,984,906
Foreign — Net operating loss carryforward	(682,511)	(831,619)
Total	7,998,222	7,153,287
Valuation allowance	(7,998,222)	(7,153,287)
Net deferred tax assets	$—	$—

Because of the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its deferred income tax assets.

The principal reasons for the difference between the income tax (benefit) and the amounts computed by applying the statutory income tax rates to the income (loss) for the year ended March 31, 2020 and March 31, 2019 are as follows:

F - 18

	March 31, 2020	March 31, 2019
Domestic
Pre tax income (loss)	$(354,913)	$(655,273)
Statutory tax rate	27%	27%
Tax benefit based upon statutory rate	(95,827)	(176,924)
Valuation allowance	95,827	176,924
Net domestic income tax (benefit)	—	—
Foreign
Pre tax income (loss)	(497,025)	2,775,270
Statutory tax rate	30%	30%
Tax expense (benefit) based upon statutory rate	(149,108)	832,581
Permanent differences	149,108	(832,581)
	—	—
Net foreign income tax expense (recovery)	2,329	874
Total Income tax expense (recovery)	$2,329	$874

12.  EQUITY COMPENSATION PLANS

As of March 31, 2020, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s stockholders approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005. Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

In addition to the equity compensation plans approved by the Company’s stockholders, the Company has issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services or goods received by the Company.

The following table provides aggregate information as of March 31, 2020 and March 31, 2019 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	2004 Plan		2007 Plan
	Outstanding Options	Weighted Average Exercise Price	Outstanding Options	Weighted Average Exercise Price
Options outstanding and exercisable March 31, 2018	357,500	0.50	430,000	1.21
Options expired	(357,500)		(430,000)
Options outstanding and exercisable at March 31, 2020 and March 31, 2019	—		—

A summary of the Company’s equity compensation plans approved and not approved by shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	—	$—	1,962,500

F - 19

For the years ended March 31, 2020 and March 31, 2019 the Company has not recognized any stock based compensation expense in the consolidated statement of operations. No stock options were granted in the years ended March 31, 2020 and March 31, 2019. As of March 31, 2020 and March 31, 2019 all of the Company’s previously outstanding stock options have expired unexercised.

13.  SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., and Biotech Dental Benelux N.V. in the year ended March 31, 2020 and the year ended March 31, 2019. Our operations are primarily in Europe and Asia and 100% of our sales for the fiscal year ended March 31, 2020 and 100% of our sales for the fiscal year ended March 31, 2019 were generated from customers outside of the United States.

14.  LEASES

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

Information related to the Company’s right-of-use assets and related liabilities were as follows:

March 31, 2020
Cash paid for operating lease liabilities	$103,370
Right-of-use assets obtained in exchange for new operating lease obligations
Weighted-average remaining lease term, real estate	0.75 years
Weighted-average remaining lease term, all other leased equipment	1.84 years
Weighted-average discount rate	12%

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of March 31, 2020, were as follows:

Due in 12-month period ended March 31:

2021	$85,550

Thereafter	5,569
$91,119
Less imputed interest	(4,285)
Total lease liabilities	$86,834

Current operating lease liabilities	$81,379
Non-current lease liabilities	5,455
Total lease liabilities	$86,834

As of March 31, 2020, right-of-use assets were $86,834 and lease liabilities were $86,834. During the year ended March 31, 2020, the Company did not enter into any new lease arrangements, and did not have any arrangements that had not yet commenced.

F - 20

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

The carrying values and fair values of our financial instruments are as follows:

		March 31, 2020		March 31, 2019
		Carrying	Fair	Carrying	Fair
	Level	value	Value	value	value
Cash	1	114,634	$114,634	$66,539	$66,539
Accounts receivable	2	329,340	$329,340	$233,908	$233,908
Long Term investment and advance - GlamSmile Dental Technology Asia	3	2,150,724	$2,150,724	$2,306,817	$2,306,817
Long term investments and advances Condor	1	1,159,561	$1,159,561	$1,335,680	$1,335,680
Long term investment in Metrics in Balance	1	3,450,598	$3,450,598	3,472,011	3,472,011
Deferred revenue	2	100,571	$100,571	$63,852	$63,852
Accounts payable	2	2,294,884	$2,294,884	$1,919,095	$1,919,095
Accrued liabilities	2	486,763	$486,763	$450,347	$450,347

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2020 or March 31, 2019. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 2):

	Year ended March 31, 2020	Year ended March 31, 2019
Long term investments and advances:
Beginning balance	$2,306,817	$2,245,137
Gains (losses) included in net loss	(156,093)	61,680
Transfers in (out of level 3)	—	—

Ending balance	$2,150,724	$2,306,817

Fair values for Level 3 assets are determined based upon management’s cash flow projections.

F - 21