Form 10-Q
period 2020-06-30
REMEDENT, INC.
filed 2020-08-14
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of August 14, 2020 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,074	$114,634
Accounts receivable, net of allowance for doubtful accounts of $157,847 at June 30, 2020 and $154,447 at March 31, 2020	336,247	329,340
Inventories, net	99,746	90,841
Prepaid expenses and other current assets	125,187	146,249
Total current assets	657,254	681,064
PROPERTY AND EQUIPMENT, NET OTHER ASSETS	44,705	67,092
Equity investment in GlamSmile Asia Ltd (Note 3)	2,125,233	2,150,724
Investment in Condor Technology (Note 3)	1,185,093	1,159,561
Investment in Metrics in Balance (Note 3)	3,449,956	3,450,598
Total assets	$7,462,241	$7,509,039
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,341,125	$2,294,884
Accrued liabilities	444,903	486,763
Deferred revenue	77,221	100,571
Total current liabilities	2,863,249	2,882,218
Long-term debt	5,455	5,455
TOTAL LIABILITIES	2,868,704	2,887,673

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at June 30, 2020 and March 31, 2020 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at June 30, 2020 and March 31, 2020 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(18,574,264)	(18,575,388)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,105,355)	(1,070,239)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	4,512,696	4,546,688
Non-controlling interest	80,841	74,678
Total stockholders’ equity	4,593,537	4,621,366
Total liabilities and equity	$7,462,241	$7,509,039

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2020	2019
Net sales	$219,129	$309,964
Cost of sales	66,528	77,007
Gross profit	152,601	232,957
Operating Expenses
Sales and marketing	11,055	106,738
General and administrative	120,366	170,956
Depreciation and amortization	10,676	22,435
TOTAL OPERATING EXPENSES	142,097	300,129
INCOME (LOSS) FROM OPERATIONS	10,504	(67,172)
OTHER INCOME (EXPENSES)
Equity loss from investments	(601)	(101,274)
Interest expense	(914)	(1,667)
Other (expenses) income	(1,724)	4,312
TOTAL OTHER INCOME	(3,239)	(98,629)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	$7,265	$(165,801)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(6,141)	(25,344)
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT SHAREHOLDERS	$1,124	$(191,145)

INCOME (LOSS) PER SHARE
Basic	$0.00	$(0.00)
Fully diluted	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended June 30,
	2020	2019
NET INCOME (LOSS)	$7,265	$(165,801)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(35,116)	(43,240)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(27,851)	(209,041)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(6,141)	(25,344)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REMEDENT, INC. common shareholders	$(33,992)	$(234,385)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,265	$(165,801)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	10,676	22,435
Inventory reserve	12,618	4,679
Allowance for doubtful accounts	3,400	1,237
Changes in operating assets and liabilities:
Equity investment	601	101,274
Accounts receivable	(6,907)	(168,322)
Inventories	(8,905)	95
Prepaid expenses	21,062	140,261
Accounts payable	46,243	83,050
Accrued liabilities	(41,860)	(63,859)
Deferred revenue	(23,350)	69,546
Net cash used by operating activities	20,843	24,595

NET INCREASE (DECREASE) IN CASH	20,843	24,595
Effect of exchange rate changes on cash and cash equivalents	(39,403)	(11,598)
CASH AND CASH EQUIVALENTS, BEGINNING	114,634	66,539
CASH AND CASH EQUIVALENTS, ENDING	$96,074	$79,536
Supplemental Cash Flow Disclosure:
Interest paid	$914	$1,667
Income taxes paid	$—	$—
Non cash right-of-use assets obtained in exchange for lease obligations	—	170,899

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 2019, March 31, 2018 and March 31, 2017, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of June 30, 2020, the Company had a working capital deficit of $2,205,995, and an accumulated deficit of $18,574,264. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on June 29, 2020 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at June 30, 2020.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2020, except as may be indicated below:

Organization and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of: Remedent N.V. (incorporated in Belgium) located in Ghent, Belgium, Remedent Professional, Inc. and Remedent Professional Holdings, Inc. (both incorporated in California and inactive), Glamtech-USA, Inc. (a Delaware corporation acquired effective August 24, 2008), Condor North America LLC, a Nevada Corporation (effective March 31, 2020 this subsidiary is inactive), Remedent N.V.’s 50 % owned subsidiary, Biotech Dental Benelux N.V., a Belgium private company located in Ghent, Remedent N.V.’s 51% owned subsidiary, GlamSmile Deutschland GmbH, a German private company located in Munich (effective March 31, 2014 this subsidiary is inactive), Remedent N.V.’s 80 % owned subsidiary, GlamSmile Rome, an Italian private company located in Rome (effective March 31, 2014 this subsidiary is inactive).

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

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ended March 31, 2021. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2020, and particularly to Note 2, which includes a summary of significant accounting policies.

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Three months ended June 30, 2020	Year ended March 31, 2020
Product warranty liability:
Opening balance	$5,496	$5,619
Accruals for product warranties issued in the period	121	—
Adjustments to liabilities for pre-existing warranties	—	(123)
Ending liability	$5,617	$5,496

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,617 and $5,496 as of June 30, 2020 and March 31, 2020, respectively.

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

At each of June 30, 2020 and March 31, 2020, the Company had 19,995,969, shares of common stock issued and outstanding.  The Company did not have any warrants or options outstanding at either of June 30, 2020 or March 31, 2020.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on ‘Available For Sale (AFS)’ securities. During the three months ended June 30, 2020 and 2019 the Company did not record any unrealized gains or losses on AFS securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (loss) and gains of $(35,116) and $(43,240) for the three months ended June 30, 2020 and 2019, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method and a cumulative effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of the right-to-use assets. The adoption of Topic 842 resulted in the recognition of right-of use assets of approximately $180,926 and lease liabilities for operating leases of approximately $180,926 and no cumulative effect adjustment on retained earnings on its unaudited Consolidated Balance Sheets or material impact to its unaudited Consolidated Statements of Operations and Comprehensive Loss in the period of adoption. Right-of-use assets are included in Prepaid and other assets, and lease liabilities are included in Accrued liabilities in the unaudited consolidated balance sheet for the period ended June 30, 2020. See Note 13 — Leases, for additional information.

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
$1,470,776

For the three month periods ended June 30, 2020 and June 30, 2019 the Company recorded equity (loss) income of $(25,491) and $42,385 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	Three months ended June 30, 2020	Three months ended June 30, 2019
Revenues	$998,272	$1,380,967
Gross profit	650,853	860,324
Income (loss) from operations	(85,689)	218,279
Net income	$(118,507)	$197,050

CONDOR TECHNOLOGIES (formerly Medical Franchises & Investments (“MFI”)

Effective March 31, 2013, the Company acquired 6.12% of the issued and outstanding shares of Medical Franchises & Investments N.V., a Belgium corporation ("Condor Technologies NV") in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. As a result of our adoption of ASU 2016-01, the investment is being recognized as a financial instrument with a readily determinable fair value and an unrecognized gain of $25,532 has been recorded in income due to the fair value per share at June 30, 2020, being $16.85 (€15,00) per share. Further, as a result of our adoption of ASU 2016-01, we have recorded a transition date adjustment as at April 1, 2018 to reclassify the unrecognized profit of $178,361 recorded in 2018 from other comprehensive income to deficit.

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

During the year ended March 31, 2020 we have recorded a loss of $(21,413). During the year ended March 31, 2019 we have recorded $2,832,822 in equity income comprised of a gain on merger of SmileWise in the amount of $3,007,301 resulting from the re-measurement of the value of SmileWise, offset by an equity loss of $174,479. SmileWise was fair valued using an average of discounted cash flow and comparable exit methods employing the following inputs: discounted cash flows using a weighted average cost of capital (“WAAC”) of 23%; software as a service (“SaaS”) multiples, dental industry multiples and mergers and acquisition (“M&A”) multiples of between 5.1 and 18.5. As at March 31, 2020 and March 31, 2019 unrealized net gains (loss) on our investment in MIB were $(21,413) and $2,832,822 respectively. As at June 30, 2020, we recorded a net loss for the quarter ending June 30, 2020 of $(642), reflecting Remedent’s 26.9% of the total quarter loss, compared to a net loss for the quarter ending June 30, 2019 of $(2,778), reflecting Remedent’s 26.09% of the total quarter loss. The recent impact of COVID-19 has caused a short-term delay in sales which is currently normalizing to pre-COVID-19 levels.

The following tables represent the summary financial information of MIB as derived from its financial statements and prepared under US GAAP:

Operating data:	June 30, 2020	June 30, 2019
Revenues	$33,304	$6,428
Gross profit	9,162	5,938
Income (loss) from operations	(1,103)	(7,734)
Net income (loss)	$(2,461)	$(10,649)

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At June 30, 2020, five customers accounted for 14.93% of the Company’s trade accounts receivables, and one customer accounted for 7.09%. At June 30, 2019, five customers accounted for 17.69% of the Company’s trade accounts receivables, and one customer accounted for 5.85%. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations. As at June 30, 2020 the Company had five suppliers who accounted for 39.61% of accounts payable. For the three months ended June 30, 2019 the Company had five suppliers who accounted for 45.65% of gross purchases.

Revenues —  For the three months ended June 30, 2020 the Company had five customers that accounted for 39.49% of total revenues and one of those customers accounted for 15.99% of total revenues. For the three months ended June 30, 2019 the Company had five customers that accounted for 58.13% of total revenues and one of those customers accounted for 14.67% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	June 30, 2020	March 31, 2020
Accounts receivable, gross	$494,094	$483,787
Less: allowance for doubtful accounts	(157,847)	(154,447)
Accounts receivable, net	$336,247	$329,340

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	June 30, 2020	March 31, 2020
Raw materials	$7,987	$7,483
Components	103,656	91,808
Finished goods	573,825	564,654
	685,468	663,945
Less: reserve for obsolescence	(585,722)	(573,104)
Net inventory	$99,746	$90,841

7.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets are summarized as follows:

	June 30, 2020	March 31, 2020
Prepaid materials and components	$52,174	51,050
VAT payments in excess of VAT receipts	2,825	3,947
Other	8,516	4,418
Right-of-use assets	61,672	86,834
	$125,187	$146,249

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2020	March 31, 2020
Furniture and Fixtures	$480,252	$480,252
Machinery and Equipment	1,917,825	1,917,825
	2,398,077	2,398,077
Accumulated depreciation	(2,353,372)	(2,330,985)
Property & equipment, net	$44,705	$67,092

9.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the three month periods ended June 30, 2020 and 2019 respectively, the Company incurred $55,076 and $55,624 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

10.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	June 30, 2020	March 31, 2020
Accrued employee benefit taxes and payroll	$80,594	$102,207
Accrued travel	5,617	5,496
Accrued audit and tax preparation fees	12,207	17,395
Reserve for warranty costs	5,617	5,496
Accrued commission	15,000	15,000
Accrued consulting fees	207,285	196,633
Tax reserve	2,263	5,630
Accrued interest	6,450	—
VAT to be paid	—	7,997
Other accrued expenses + lease liability	109,870	130,909
	$444,903	$486,763

11.	EQUITY COMPENSATION PLANS

As of June 30, 2020, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

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

For the three month periods ended June 30, 2020 and June 30, 2019 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.  No stock options were outstanding or were granted or cancelled in the three month periods ended June 30, 2020 and June 30, 2019.

12.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., Metrics in Balance N.V. and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the three months ended June 30, 2020 and 100.00% of our sales for the three months ended June 30, 2019 were generated from customers outside of the United States.

13.	LEASES

The Company enters into operating leases primarily for real estate, office equipment and vehicles. Lease terms generally range from four to nine years. On April 1, 2019, the Company adopted Topic 842, using the modified-retrospective approach as discussed in Note 2, and as a result, recognized a right-of-use asset of $170,898 and a lease liability of $170,898. No cumulative-effect adjustment to retained earnings was required upon adoption of Topic 842. Right-of use-assets are recorded in prepaid expenses and other current assets and lease liabilities are recorded in accrued liabilities or other liabilities depending on whether they are current or noncurrent. The Company uses a 12% rate to determine the present value of the lease payments.

Information related to the Company’s right-of-use assets and related liabilities were as follows:

Three Months
Ended
June 30, 2020
Cash paid for operating lease liabilities	$25,162
Right-of-use assets obtained in exchange for new operating lease obligations
Weighted-average remaining lease term, real estate	1.75 years
Weighted-average remaining lease term, all other leased equipment	2.84 years
Weighted-average discount rate	12%

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities are as follows:

2020	$58,426
2021	5,569
$63,995
Less imputed interest	(2,323)
Total lease liabilities	$61,672

Current operating lease liabilities	$56,217
Non-current lease liabilities	5,455
Total lease liabilities	$61,672

As of June 30, 2020, right-of-use assets were $61,672 and lease liabilities were $61,672. During the three months ended June 30, 2020, the Company did not enter into any new lease arrangements, and did not have any arrangements that had not yet commenced.

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

The carrying values and fair values of our financial instruments are as follows:

		June 30, 2020		March 31, 2020
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	Value
Cash	1	$96,074	$96,074	$114,634	$114,634
Accounts receivable	2	$336,247	$336,247	$329,340	$329,340
Long Term investment and advance - GlamSmile Dental Technology Asia	3	$2,125,233	$2,125,233	$2,150,724	$2,150,724
Long term investments and advances Condor	1	$1,185,093	$1,185,093	$1,159,561	$1,159,561
Investment in Metrics in Balance	1	$3,449,956	$3,449,956	$3,450,598	$3,450,598
Deferred revenue	2	$77,221	$77,221	$100,571	$100,571
Accounts payable	2	$2,341,125	$2,341,125	$2,294,884	$2,294,884
Accrued liabilities	2	$444,903	$444,903	$486,763	$486,763

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three month period ended June 30, 2020. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three month period ended June 30, 2020	Three month period ended June 30, 2019
Long term investments and advances:
Beginning balance	$2,150,724	$2,306,817
Gains (losses) included in net loss	(25,491)	42,385
Transfers in (out of level 3)	—	—

Ending balance	$2,125,233	$2,349,202

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three months ended June 30, 2020 and June 30, 2019. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2020 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales, is as follows:

	For the three months ended
	June 30,
	2020	2019
	(unaudited)
NET SALES	100.00%	100.00%
COST OF SALES	30.36%	24.84%
GROSS PROFIT	69.64%	75.16%
OPERATING EXPENSES
Sales and marketing	5.04%	34.44%
General and administrative	54.93%	55.15%
Depreciation and amortization	4.87%	7.24%
TOTAL OPERATING EXPENSES	64.85%	96.83%
INCOME (LOSS) FROM OPERATIONS	4.79%	(21.67)%
Other income (expenses)	(1.48)%	(31.82)%
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	3.32%	(53.49)%
NON-CONTROLLING INTEREST	(2.80)%	(8.18)%
NET INCOME	0.51%	(61.67)%

Net Sales

Net sales decreased by $90,835 or approximately 29.3% to $219,129 for the three months ended June 30, 2020 as compared to $309,964 for the three months ended June 30, 2019.  The decrease in sales is primarily due to the operational change in our GlamSmile division. We are now receiving a royalty payment from our Belgium customers based on quarterly production, rather than invoicing on a finished goods basis, thereby providing our customers with more flexibility and ensuring we are paid on a timely basis for each veneer produced. The decrease in sales is also partially due to the reduced sales of our Condor 3D Scanner in the North American market. In anticipation of our new and improved 3D scanner, which will be an easy-to-use scanner with none to minimum additional user training required and that is planned to be available by year-end 2020, we reduced our active approach in the US market. Additionally, the impact of the coronavirus (now commonly known as COVID-19) created a substantial decrease in sales during the past quarter.

Cost of Sales

Cost of sales decreased approximately 13.6% to $66,528 for the three months ended June 30, 2020 as compared to $77,007 for the three months ended June 30, 2019.  The decrease in cost of sales is primarily due to the operational change in our GlamSmile division as we changed our profit model for the Belgium customers to royalty income, resulting in decreased cost of sales. Also, the reduced sales of our Condor 3D Scanner has also decreased our cost of sales.

Gross Profit

Our gross profit decreased by $80,356 or 34.5% to $152,601 for the three months ended June 30, 2020 as compared to $232,957 for the three months ended June 30, 2019 due to the reduced sales described above. Our gross profit as a percentage of sales decreased to 69.64% in the three months ended June 30, 2020 as compared to 75.16% for the three months ended June 30, 2019, primarily because of the reduced sales described above.

Operating Expenses

Sales and marketing costs. Our sales and marketing costs for the three months ended June 30, 2020 and 2019 were $11,055 and $106,738 respectively, representing a decrease of $95,683 or 89.6%. Costs decreased because of decreased attendance at trade shows and reduced travelling due to our reduced active approach in the US market and in general due to the COVID-19 mandatory restrictions.

General and administrative costs. Our general and administrative costs for the three months ended June 30, 2020 and 2019 were $120,366 and $170,956 respectively, representing a decrease of $50,590 or 29.6%. Our general and administrative costs have decreased because of an increased synergy between our internal divisions as a result of an ongoing internal reorganization.

Depreciation and amortization.   Our depreciation and amortization decreased $11,759 or 52.4% to $10,676 for the three months ended June 30, 2020 as compared to $22,435 for the three months ended June 30, 2019. The decrease is primarily because our investments in equipment have declined relative to prior years.

Other income (expense).   Our other income / (expense) was $(3,239) for the three months ended June 30, 2020 as compared to $(98,629) for the three months ended June 30, 2019, a decrease in expense of $95,390. The decrease in other expense was primarily as a result of decreased equity loss from our investments.

Internal and External Sources of Liquidity

As of June 30, 2020, we had current assets of $657,254 compared to $681,064 at March 31, 2020. This decrease of $23,810 was primarily due to a decrease in cash of $18,560 and decrease in prepaid expenses of $21,062, offset by an increase in accounts receivable of $6,907 and increase in inventories of $8,905.

As of June 30, 2020, we had cash and cash equivalents of $96,074. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at June 30, 2020 reflects cash and cash equivalents of $96,074 as compared to $114,634 as of March 31, 2020, a decrease of $18,560.

Operations

Net cash provided by operations was $20,843 for the three months ended June 30, 2020 as compared to net cash provided by operations of $24,595 for the three months ended June 30, 2019. The decrease in net cash provided by operations for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 is primarily as a result of a $173,066 decrease in net loss offset by non-cash adjustments to net loss and a net use of cash by operating assets and liabilities totaling $(176,818).

Financing activities

Net cash provided by financing activities totaled $nil for the three months ended June 30, 2020, as compared to $nil for the three months ended June 30, 2019.

During the three months ended June 30, 2020 and June 30, 2019, we recognized an increase / (decrease) in cash and cash equivalents of $(39,403) and $(11,598), respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2020 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: August 14, 2020	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)