Form 10-Q
period 2020-09-30
REMEDENT, INC.
filed 2020-11-16
CIK 1078037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                 No ☒

The number of common shares of registrant’s stock outstanding as of November 16, 2020 was 19,995,969.

REMEDENT, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$128,066	$114,634
Accounts receivable, net of allowance for doubtful accounts of $164,817 at September 30, 2020 and $154,447 at March 31, 2020	400,887	329,340
Inventories, net	113,079	90,841
Prepaid expenses and other current assets	103,420	146,249
Total current assets	745,452	681,064

PROPERTY AND EQUIPMENT, NET	35,268	67,092

OTHER ASSETS
Equity investment in GlamSmile Asia Ltd (Note 3)	2,010,453	2,150,724
Investment in Condor Technology (Note 3)	1,236,788	1,159,561
Investment in Metrics in Balance (Note 3)	3,446,657	3,450,598
Total assets	$7,474,618	$7,509,039
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,399,463	$2,294,884
Accrued liabilities	394,852	486,763
Deferred revenue	109,572	100,571
Total current liabilities	2,903,887	2,882,218
Long-term portion of lease liabilities	5,455	5,455
Total liabilities	2,909,342	2,887,673

EQUITY:
Preferred Stock $0.001 par value (10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock, $0.001 par value; (50,000,000 shares authorized, 19,995,969 shares issued and outstanding at September 30, 2020 and March 31, 2020 respectively)	19,996	19,996
Treasury stock, at cost; 723,000 shares outstanding at September 30, 2020 and March 31, 2020 respectively	(831,450)	(831,450)
Additional paid-in capital	24,906,269	24,906,269
Accumulated deficit	(18,570,264)	(18,575,388)
Accumulated other comprehensive income (loss) (foreign currency translation adjustment)	(1,135,865)	(1,070,239)
Obligation to issue shares (Note 3)	97,500	97,500
Total Remedent, Inc. stockholders’ equity	4,486,186	4,546,688
Non-controlling interest	79,090	74,678
Total stockholders’ equity	4,565,276	4,621,366
Total liabilities and equity	$7,474,618	$7,509,039

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2020	2019	2020	2019
Net sales	$321,922	$242,070	$541,051	$552,034
Cost of sales	113,072	67,863	179,600	144,870
Gross profit	208,850	174,207	361,451	407,164
Operating Expenses
Sales and marketing	26,554	93,560	37,609	200,298
General and administrative	112,116	158,039	232,482	328,995
Depreciation and amortization	8,867	19,134	19,543	41,569
TOTAL OPERATING EXPENSES	147,537	270,733	289,634	570,862
(LOSS) INCOME FROM OPERATIONS	61,313	(96,526)	71,817	(163,698)
OTHER INCOME (EXPENSES)
Equity (loss) income from investments	(66,384)	(69,678)	(66,985)	(170,952)
Interest expense	(861)	(1,343)	(1,775)	(3,010)
Other income (expense)	8,181	(1,700)	6,457	2,612
TOTAL OTHER INCOME	(59,064)	(72,721)	(62,303)	(171,350)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTEREST, NET OF TAX	2,249	(169,247)	9,514	(335,048)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	1,751	9,656	(4,390)	(15,688)

NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	$4,000	$(159,591)	$5,124	$(350,736)

INCOME PER SHARE
Basic	$0.00	$(0.01)	$0.00	$(0.02)
Fully diluted	$0.00	$(0.01)	$0.00	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,995,969	19,995,969	19,995,969	19,995,969
Fully diluted	19,995,969	19,995,969	19,995,969	19,995,969

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2020	2019	2020	2019
NET INCOME	$2,249	$(169,247)	$9,514	$(335,048)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(30,510)	55,504	(65,626)	12,264
TOTAL COMPREHENSIVE INCOME (LOSS)	(28,261)	(113,743)	(56,112)	(322,784)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,751	9,656	(4,390)	(15,688)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. common shareholders	$(26,510)	$(104,087)	$(60,502)	$(338,472)

The accompanying notes are an integral part of these consolidated financial statements.

REMEDENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,514	$(335,048)
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	19,543	41,569
Inventory reserve	38,481	(29,648)
Allowance for doubtful accounts	10,370	(4,890)
Equity investment	66,985	170,952
Changes in operating assets and liabilities:
Accounts receivable	(71,547)	(209,318)
Inventories	(22,238)	(17,953)
Prepaid expenses	42,829	166,922
Accounts payable	104,581	190,867
Accrued liabilities	(91,911)	(55,143)
Deferred revenue	9,001	60,616
Net cash used by operating activities	115,608	(21,074)
Effect of exchange rate changes on cash and cash equivalents	(102,176)	39,345
CASH AND CASH EQUIVALENTS, BEGINNING	114,634	66,539
CASH AND CASH EQUIVALENTS, ENDING	$128,066	$84,810
Supplemental Information:
Interest paid	$1,775	$3,010
Income taxes paid	$—	$—

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

These financial statements of the Company are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Despite the net profit for the accounting years ending March 31, 2019, March 31, 2018 and March 31, 2017, the accumulated losses of the past affect the financial situation of the Company. The continuation of the Company as a going concern is dependent upon the Company’s ability to continue to generate profitable operations. As of September 30, 2020, the Company had a working capital deficit of $2,158,435, and an accumulated deficit of $18,570,264. Additional funding may be required in order to support the Company’s operations and the execution of its business plan.

There can be no assurance that the Company will be successful in raising the required capital or that it will ultimately attain a successful level of operations. These risks, among others, are also discussed in ITEM 1A – Risk Factors in the Company’s annual report on Form 10-K filed on June 29, 2020 with the SEC.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company's financial statements at September 30, 2020.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company, as applied in the interim consolidated financial statements presented herein are substantially the same as presented in the Company’s Form 10-K for the year ended March 31, 2020, except as may be indicated below:

Interim Financial Information

The interim consolidated financial statements of Remedent, Inc. and Subsidiaries (the “Company”) are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and six months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ended March 31, 2021. Accordingly, your attention is directed to footnote disclosures found in the Annual Report on Form 10-K for the year ending March 31, 2020, and particularly to Note 2, which includes a summary of significant accounting policies.

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

Warranties

The Company typically warrants its products against defects in material and workmanship for a period of 24 months from shipment.

A tabular reconciliation of the Company’s aggregate product warranty liability for the reporting periods is as follows:

	Six months ended September 30, 2020	Year ended March 31, 2020
Product warranty liability:
Opening balance	$5,496	$5,610
Accruals for product warranties issued in the period	369	—
Adjustments to liabilities for pre-existing warranties	—	(123)
Ending liability	$5,865	$5,496

Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractors, the Company has made a provision for warranty costs of $5,865 and $5,496 as of September 30, 2020 and March 31, 2020, respectively.

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

At each of September 30, 2020 and March 31, 2020, the Company had 19,995,969, shares of common stock issued and outstanding.  The Company did not have any warrants or options outstanding at either of September 30, 2020 or March 31, 2020.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and unrealized gains or losses on ‘Available For Sale (AFS)’ securities. During the six months ended September 30, 2020 and 2019 the Company did not record any unrealized gains or losses on AFS securities.

The Company’s only component of other comprehensive income is the accumulated foreign currency translation consisting of (losses) / gains of ($65,626) and $12,264 for the six months ended September 30, 2020 and 2019, respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method and a cumulative effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of the right-to-use assets. The adoption of Topic 842 resulted in the recognition of right-of use assets of approximately $180,926 and lease liabilities for operating leases of approximately $180,926 and no cumulative effect adjustment on retained earnings on its unaudited Consolidated Balance Sheets or material impact to its unaudited Consolidated Statements of Operations and Comprehensive Loss in the period of adoption. Right-of-use assets are included in Prepaid and other assets, and lease liabilities are included in Accrued liabilities in the unaudited consolidated balance sheet for the period ended September 30, 2020. See Note 13 — Leases, for additional information.

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
$1,470,776

For the six month periods ended September 30, 2020 and September 30, 2019 the Company recorded equity (loss) income of $(140,271) and $19,573 respectively as “Other (expenses) income” for its portion of the net income recorded by GlamSmile Dental Technology Ltd.

The following tables represent the summary financial information of GlamSmile Asia as derived from its financial statements and prepared under US GAAP:

Operating data:	Six months ended September 30, 2020	Six months ended September 30, 2019
Revenues	$1,909,065	$2,370,412
Gross profit	1,243,848	1,488,690
Income (loss) from operations	(590,396)	146,221
Net income	$(652,120)	$90,995

CONDOR TECHNOLOGIES (formerly Medical Franchises & Investments”)

Effective March 31, 2013, the Company acquired 6.12% of the issued and outstanding shares of Condor Technologies NV (formerly Medical Franchises & Investments N.V.), a Belgium corporation in exchange for a cash prepayment of $314,778 that was made during the fiscal year ended March 31, 2012. The Company’s investment in 70,334 shares of MFI NV has been recorded at the fair value of $787,339 which is the quoted market price of approximately USD $11.19 (€8.70) per share. As a result of our adoption of ASU 2016-01, the investment is being recognized as a financial instrument with a readily determinable fair value and an unrecognized gain of $51,695 has been recorded in income due to the fair value per share at September 30, 2020, being $17,58 (€15,00) per share. Further, as a result of our adoption of ASU 2016-01, we have recorded a transition date adjustment as at April 1, 2018 to reclassify the unrecognized profit of $178,361 recorded in 2018 from other comprehensive income to deficit.

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

During the year ended March 31, 2020 we recorded a loss of ($21,413). During the year ended March 31, 2019 we recorded $2,832,822 in equity income comprised of a gain on merger of SmileWise in the amount of $3,007,301 resulting from the re-measurement of the value of SmileWise, offset by an equity loss of $174,479. SmileWise was fair valued using an average of discounted cash flow and comparable exit methods employing the following inputs: discounted cash flows using a weighted average cost of capital (“WAAC”) of 23%; software as a service (“SaaS”) multiples, dental industry multiples and mergers and acquisition (“M&A”) multiples of between 5.1 and 18.5. As at March 31, 2020 and March 31, 2019 unrealized net gains (loss) on our investment in MIB were ($2,413) and $2,832,822 respectively.

As at September 30, 2020, we recorded a net loss for the three and six months ending September 30, 2020 of $(3,299) and $(3,941) respectively, reflecting Remedent’s 26.09%. As at September 30, 2019, we recorded a net loss for the three and six months ending September 30, 2019 of $(868) and $(3,646) respectively, reflecting Remedent’s 26.09%.

The following table represents the summary financial information of MIB as derived from its financial statements and prepared under US GAAP:

Operating data:	Six months ended September 30, 2020	Six months ended September 30, 2019
Revenues	$33,304	$9,012
Gross profit	9,162	8,522
Income (loss) from operations	(13,747)	(12,470)
Net (loss)	$(15,105)	$(13,975)

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

Concentrations of credit risk with respect to trade receivables are normally limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic areas. At September 30, 2020, five customers accounted for 10.93% of the Company’s trade accounts receivables, and two customers accounted for 5,9%.  At September 30, 2019, five customers accounted for 12.94% of the Company’s trade accounts receivables, and two customers accounted for 6.91%.    The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

Purchases — The Company has diversified its sources for product components and finished goods and, as a result, the loss of a supplier would not have a material impact on the Company’s operations.  For the six months ended September 30, 2020 the Company had five suppliers who accounted for 42.57% of accounts payable. For the six months ended September 30, 2019 the Company had five suppliers who accounted for 46.88% of accounts payable.

Revenues —  For the six months ended September 30, 2020 the Company had five customers that accounted for 42.65% of total revenues. One of the five customers accounted for 22.45% of total revenues. For the six months ended September 30, 2019 the Company had five customers that accounted for 41.8% of total revenues. One of the five customers accounted for 10.33% of total revenues.

5.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable at period end were as follows:

	September 30, 2020	March 31, 2020
Accounts receivable, gross	$565,704	$483,787
Less: allowance for doubtful accounts	(164,817)	(154,447)
Accounts receivable, net	$400,887	$329,340

6.	INVENTORIES

Inventories at period end are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following:

	September 30, 2020	March 31, 2020
Raw materials	$8,339	7,483
Components	108,233	91,808
Finished goods	608,092	564,654
	724,664	663,945
Less: reserve for obsolescence	(611,585)	(573,104)
Net inventory	$113,079	90,841

7.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets are summarized as follows:

	September 30, 2020	March 31, 2020
Prepaid materials and components	$54,478	51,050
VAT payments in excess of VAT receipts	—	3,947
Other	6,491	4,418
Right-of-use assets	42,451	86,834
	$103,420	$146,249

8.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2020	March 31, 2020
Furniture and Fixtures	$480,252	$480,252
Machinery and Equipment	1,917,825	1,917,825
	2,398,077	2,398,077
Accumulated depreciation	(2,362,809)	(2,330,985)
Property & equipment, net	$35,268	$67,092

9.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these financial statements consisted of the following:

Compensation:

During the six month periods ended September 30, 2020 and 2019 respectively, the Company incurred $99,220 and $96,379 respectively, as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties and reflects arms’ length consideration payable for similar services or transfers.

10.	ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:

	September 30, 2020	March 31, 2020
Accrued employee benefit taxes and payroll	$99,437	$102,207
Accrued travel	5,865	5,496
Accrued audit and tax preparation fees	7,919	17,395
Reserve for warranty costs	5,865	5,496
Accrued commission	15,000	15,000
Accrued consulting fees	196,203	196,633
Tax reserve	2,949	5,630
VAT to be paid	8,565	7,997
Accrued interest	739	—
Other accrued expenses + lease liability	52,310	130,909
	$394,852	$486,763

11.	EQUITY COMPENSATION PLANS

As of September 30, 2020, the Company had two equity compensation plans approved by its stockholders (1) the 2004 Incentive and Non-statutory Stock Option Plan (the “2004 Plan”); and (2) the 2007 Equity Incentive Plan (the “2007 Plan”). The Company’s approved the 2004 Plan reserving 800,000 shares of common stock of the Company pursuant to an Information Statement on Schedule 14C filed with the Commission on May 9, 2005.  Finally, the Company’s stockholders approved the 2007 Plan reserving 1,000,000 shares of common stock of the Company pursuant to a Definitive Proxy Statement on Schedule 14A filed with the Commission on October 2, 2007.

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

For the six month periods ended September 30, 2020 and September 30, 2019 the Company has not recognized any stock based compensation expense in the consolidated statement of operations.  No stock options were granted or cancelled in the six month periods ended September 30, 2020 and September 30, 2019.

12.	SEGMENT INFORMATION

The Company’s only operating segment consists of dental products and oral hygiene products sold by Remedent Inc., Condor North America LLC., Remedent N.V., Metrics in Balance N.V. and Biotech Dental Benelux N.V. Our operations are primarily in Europe and Asia and 100% of our sales for the six months ended September 30, 2020 and 100.00% of our sales for the six months ended September 30, 2019 were generated from customers outside of the United States.

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

Information related to the Company’s right-of-use assets and related liabilities were as follows:

Six Months
Ended
September 30, 2020
Cash paid for operating lease liabilities	$14,524
Right-of-use assets obtained in exchange for new operating lease obligations
Weighted-average remaining lease term, real estate	0.25 years
Weighted-average remaining lease term, all other leased equipment	0.83 years
Weighted-average discount rate	12%

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of September 30, 2020, were as follows:

Due in 12-month period ended September 30,	Six months ended September 30, 2020	Year ended March 31, 2020
2020	$38,965	$85,550

2021	5,569	5,569
	$44,534	$91,119
Less imputed interest	(2,083)	(4,285)
Total lease liabilities	$42,451	$86,834

Current operating lease liabilities	$36,996	$81,379
Non-current lease liabilities	5,455	5,455
Total lease liabilities	$42,451	$86,834

As of September 30, 2020, right-of-use assets were $42,451 and lease liabilities were $42,451. During the six months ended September 30, 2020, the Company did not enter into any new lease arrangements, and did not have any arrangements that had not yet commenced.

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

The carrying values and fair values of our financial instruments are as follows:

		September 30, 2020		March 31, 2020
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	value	Value
Cash	1	$128,066	$128,066	$114,634	$114,634
Accounts receivable	2	$400,887	$400,887	$329,340	$329,340
Long Term investment and advance - GlamSmile Dental Technology Asia	3	$2,010,453	$2,010,453	$2,150,724	$2,150,724
Long term investments and advances Condor	1	$1,236,788	$1,236,788	$1,159,561	$1,159,561
Investment in Metrics in Balance	2	$3,446,657	$3,446,657	3,450,598	$3,450,598
Deferred revenue	2	$109,572	$109,572	$100,571	$100,571
Accounts payable	2	$2,399,463	$2,399,463	$2,294,884	$2,294,884
Accrued liabilities	2	$394,852	$394,852	$486,763	$486,763

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three month period ended September 30, 2020. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Six month period ended September 30, 2020	Six month period ended September 30, 2019
Long term investments and advances:
Beginning balance	$2,150,724	$2,306,817
Gains (losses) included in net loss	(140,271)	19,573
Transfers in (out of level 3)	—	—

Ending balance	$2,010,453	$2,326,390

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The discussion contained herein is for the three and six months ended September 30, 2020 and September 30, 2019. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.  In addition to historical information, this section contains “forward-looking” statements, including statements regarding the growth of product lines, optimism regarding the business, expanding sales and other statements. Words such as expects, anticipates, intends, plans, believes, sees, estimates and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including continued market acceptance of our products. In addition, actual results could vary materially based on changes or slower growth in the oral care and cosmetic dentistry products market; the potential inability to realize expected benefits and synergies; domestic and international business and economic conditions; changes in the dental industry; unexpected difficulties in penetrating the oral care and cosmetic dentistry products market; changes in customer demand or ordering patterns; changes in the competitive environment including pricing pressures or technological changes; technological advances; shortages of manufacturing capacity; future production variables impacting excess inventory and other risk factors.  Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-K filed on June 29, 2020 with the Securities and Exchange Commission.  Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

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

Result of Operations

Comparative detail of results as a percentage of sales is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2020	2019	2020	2019
NET SALES	100.00%	100.00%	100.00%	100.00%
COST OF SALES	35.12%	28.03%	33.19%	26.24%
GROSS PROFIT	64.88%	71.97%	66.81%	73.76%
OPERATING EXPENSES
Sales and marketing	8.25%	38.65%	6.95%	36.28%
General and administrative	34.83%	65.29%	42.97%	59.60%
Depreciation and amortization	2.75%	7.90%	3.61%	7.53%
TOTAL OPERATING EXPENSES	45.83%	111,84%	53.53%	103.41%
INCOME (LOSS) FROM OPERATIONS	19.05%	(39.87)%	13.28%	(29.65)%
Other income	(18.35)%	(30.04)%	(11.52)%	(31.04)%
NET INCOME	0.70%	(69.91)%	1.76%	(60.69)%
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	0.54%	3.99%	(0.81)%	(2.84)%
NET INCOME (LOSS) ATTRIBUTABLE TO REMEDENT INC. COMMON SHAREHOLDERS	1.24%	(65.92)%	0.95%	(63.53)%

Net Sales

Net sales increased by approximately 33% to $321,922 for the three months ended September 30, 2020 as compared to $242,070 for the three months ended September 30, 2019.  The increase in sales is primarily due to increased sales in our GlamSmile Division during the quarter ending September 30, 2020.

Net sales decreased by approximately 2% to $541,051 for the six months ended September 30, 2020 as compared to $552,034 for the six months ended September 30, 2019.  Net sales decreased in the six months ended September 30, 2020 mainly because of the impact of the coronavirus (now commonly known as COVID-19).

Cost of Sales

Cost of sales increased approximately 66.6% to $113,072 for the three months ended September 30, 2020 as compared to $67,863 for the three months ended September 30, 2019.  The increase in cost of sales is primarily due to the increased sales in our GlamSmile Division.

  Cost of sales increased approximately 24% to $179,600 for the six months ended September 30, 2020 as compared to $144,870 for the six months ended September 30, 2019. Cost of sales increased mainly because of increased sales in our GlamSmile division offset by reduced sales in our other divisions, mainly due to the impact of the coronavirus since the beginning of the current fiscal year starting April 2020.

Gross Profit

Our gross profit increased by $34,643 or 19.9% to $208,850 for the three months ended September 30, 2020 as compared to $174,207 for the three months ended September 30, 2019 due to increased sales in our GlamSmile Division as described above. Our gross profit as a percentage of sales decreased to 64.88% in the three months ended September 30, 2020 as compared to 71.97% for the three months ended September 30, 2019.

Our gross profit decreased by $45,713 or 11.2%, to $361,451 for the six months ended September 30, 2020 as compared to $407,164 for the six months ended September 30, 2019 primarily because of reduced sales in our Implant Division, known for its higher margins. These reduced sales are mainly due to the impact of the coronavirus during the first quarter of the current fiscal year, starting April 2020.

Operating Expenses

Research and Development.  Our research and development costs were nil for each of the three months ended September 30, 2020 and 2019 and for the six months ended September 30, 2020, and $120 for the six months ended September 30, 2019. Our research and development expenses have decreased because of the finalization of our Software program the “Smile me Mirror”.

Sales and marketing costs. Our sales and marketing costs for the three months ended September 30, 2020 and 2019 were $26,554 and $93,560 respectively, representing a decrease of $67,006 or 71.6%. The decrease is largely due to decreased attendance at trade shows and reduced travelling due to our reduced active approach in the US market and in general due to the COVID-19 mandatory restrictions.

Our sales and marketing costs decreased by $162,689 or 81.2% to $37,609 for the six months ended September 30, 2020 as compared to $200,298 for the six months ended September 30, 2019 mainly because of our reduced advertising and marketing costs in reference to the new and additional Condor 3D Scanner tool and in general due to the COVID-19 mandatory restrictions.

General and administrative costs. Our general and administrative costs for the three months ended September 30, 2020 and 2019 were $112,116 and $158,039 respectively, representing a decrease of $45,923 or 29.1%. The decrease in general and administrative costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization.

 Our general and administrative costs for the six months ended September 30, 2020 and 2019 were $232,482 and $328,995 respectively, representing a decrease of $96,513 or 29.3%.  The decrease in general and administration costs is largely due to increased synergy between our internal divisions as a result of ongoing internal reorganization and in general due to the COVID-19 mandatory restrictions.

Depreciation and amortization.   Our depreciation and amortization decreased $10,267 or 53.7% to $8,867 for the three months ended September 30, 2020 as compared to $19,134 for the three months ended September 30, 2019.

Our depreciation and amortization was $19,543 for the six months ended September 30, 2020 versus $41,569 for the six months ended September 30, 2019. The decrease is primarily because our investments in equipment have declined relative to prior years.

Other income (expense).   Our other income / (expense) was ($59,064) for the three months ended September 30, 2020 as compared to $(72,721) for the three months ended September 30, 2019, a decrease in expense of $13,657. The decrease in other expense was primarily as a result of decreased equity losses and other expenses.

Our net other (expense) decreased by $109,189 to ($62,303) for the six months ended September 30, 2020 as compared to ($171,350) for the six months ended September 30, 2019, for the same reason as the three month variance.

Internal and External Sources of Liquidity

As of September 30, 2020, we had current assets of $745,452 compared to $681,064 at March 31, 2020. This increase of $64,388 was primarily due to an increase in cash of $13,432, an increase in accounts receivable of $71,547, and an increase in inventories of $22,238 offset by a decrease in prepaid expense and other current assets of $42,829.

As of September 30, 2020, we had cash and cash equivalents of $128,066. We anticipate that we will need to raise additional funds to satisfy our working capital requirements and implement our business strategy to expand our direct to consumer business model. We intend to continue to look for opportunities to expand the number of GlamSmile Studios in Europe.  We will continue to review our expected cash requirements, make all efforts to collect any aged receivables, and take appropriate cost reduction measures to ensure that we have sufficient working capital to fund our operations. In the event additional needs for cash arise, we may seek to raise additional funds from a combination of sources including issuance of debt or equity securities. Additional financing may not be available on terms favorable to us, or at all. Any additional financing activity could be dilutive to our current stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

Cash and Cash equivalents

Our balance sheet at September 30, 2020 reflects cash and cash equivalents of $128,066 as compared to $114,634 as of March 31, 2020, an increase of $13,432.

Operations

Net cash provided (used) by operations was $115,608 for the six months ended September 30, 2020 as compared to ($21,074) the six months ended September 30, 2019. The increase in net cash provided by operations for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019 is primarily as a result of decreased losses resulting from the Company’s reduction in costs.

Investing activities

Net cash provided by investing activities totaled $nil for the three months ended September 30, 2020, as compared to $nil for the three months ended September 30, 2019.

Financing activities

Net cash provided by financing activities totaled $nil for the three months ended September 30, 2020, as compared to $nil for the three months ended September 30, 2019.

During the three months ended September 30, 2020 and September 30, 2019, we recognized an increase / (decrease) in cash and cash equivalents of ($102,176) and $39,345, respectively, from the effect of exchange rates between the Euro and the US Dollar.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2020 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

REMEDENT, INC.

Date: November 16, 2020	By:	/s/ Guy De Vreese
		Name:	Guy De Vreese
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Philippe Van Acker
		Name:	Philippe Van Acker
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)